Form 10-Q
period 2021-06-30
TaskUs, Inc.
filed 2021-08-11
CIK 1829864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
001-40482

TaskUs, Inc.
(Exact name of registrant as specified in its charter)

Delaware	83-1586636
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

1650 Independence Drive, Suite 100 New Braunfels, Texas	78132
Address of principal executive offices	Zip Code
(888)
400-8275
Registrant’s telephone number, including area code
N/A
Former name, former address and former fiscal year, if changed since last report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading s ymbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	TASK	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of
Regulation S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
As of August
5
,
 2021, the number of shares outstanding of the registrant’s common stock was as follows: Class A common stock, par value $0.01 per share: 15,180,000; Class B common stock, par value $0.01 per share: 82,110,174.

TASKUS, INC.
QUARTERLY REPORT ON FORM
10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form
10-Q
(this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which involve certain known and unknown risks and uncertainties. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “predicts,” “intends,” “trends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. Our actual results or outcomes may differ materially from those anticipated. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. We assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Our actual results may differ significantly from any results expressed or implied by any forward-looking statements. A summary of the principal risk factors that might cause our actual results to differ from our forward-looking statements is set forth below. The following is only a summary of the principal risks that may materially adversely affect our business, financial condition and results of operations. This summary should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth under “Risk Factors” in our prospectus dated June 10, 2021 (the “prospectus”), as filed with the Securities and Exchange Commission (the “SEC”) on June 14, 2021 pursuant to Rule 424(b)(4) under the Securities Act, and in this Quarterly Report, as such risk factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. Such risks and uncertainties include, but are not limited to, the following:

•	our business is dependent on key clients, and the loss of a key client could have an adverse effect on our business and results of operations;

•	a loss of business or non-payment from significant clients could materially affect our results of operations;

•	we may fail to cost-effectively acquire new, high-growth clients, which would adversely affect our business, financial condition and results of operations;

•
if we provide inadequate service or cause disruptions in our clients’ businesses or fail to comply with the quality standards required by our clients under our agreements, it could result in significant costs to us, the loss of our clients and damage to our corporate reputation;

•
unauthorized or improper disclosure of personal or other sensitive information, or security breaches and incidents, whether inadvertent or purposeful, including as the result of a cyber-attack, could result in liability and harm our reputation, each of which could adversely affect our business, financial condition, results of operations and prospects;

•
because content moderation is a large portion of our business we may be subject to negative publicity or liability or face difficulties retaining and recruiting employees, any of which could have an adverse effect on our reputation, business, financial condition and results of operations;

•
our failure to detect and deter criminal or fraudulent activities or other misconduct by our employees could result in loss of trust from our clients and negative publicity, which would have an adverse effect on our business and results of operations;

•
global economic and political conditions, especially in the social media and meal delivery and transport industries from which we generate most of our revenue, could adversely affect our business, results of operations, financial condition and prospects;

•	our business is heavily dependent upon our international operations, particularly in the Philippines and India, and any disruption to those operations would adversely affect us;

•
our business is subject to a variety of U.S. and international laws and regulations, including those regarding privacy and data security, and we or our clients may be subject to regulations related to the handling and transfer of certain types of sensitive and confidential information; any failure to comply with applicable privacy and data security laws and regulations could harm our business, results of operations and financial condition;

•
our business depends in part on our capacity to invest in technology as it develops, and substantial increases in the costs of technology and telecommunications services or our inability to attract and retain the necessary technologists could have a material adverse effect on our business, financial condition, results of operations and prospects;

•	our results of operations and ability to grow could be materially affected if we cannot adapt our services and solutions to changes in technology and client expectations;

•	fluctuations against the U.S. dollar in the local currencies in the countries in which we operate could have a material effect on our results of operations;

•
our business depends on a strong brand and corporate reputation, and if we are not able to maintain and enhance our brand, our ability to expand our client base will be impaired and our business and operating results will be adversely affected;

•	competitive pricing pressure may reduce our revenue or gross profits and adversely affect our financial results;

•	the success of our business depends on our senior management and key employees;

•	our management team has limited experience managing a public company;

•
the ongoing
COVID-19
pandemic, including the resulting global economic uncertainty and measures taken in response to the pandemic, has adversely impacted our business, financial condition and results of operations, and may continue to do so;

•	affiliates of The Blackstone Group Inc. and our Co-Founders Bryce Maddock and Jaspar Weir control us and their interests may conflict with ours or yours in the future; and

•
the dual class structure of our common stock will have the effect of concentrating voting control with those stockholders who held our common stock prior to the completion of our initial public offering, and it may depress the trading price of our Class A common stock.

We urge you to carefully consider the foregoing summary together with the risks discussed under “Risk Factors” in the prospectus and in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report.
WEBSITE AND SOCIAL MEDIA DISCLOSURE
We use our website and our social media outlets, such as Facebook, Instagram, Youtube, LinkedIn, and Twitter as channels of distribution of Company information. The information we post through these channels may be deemed material. Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s website at ir.taskus.com, its Facebook page at facebook.com/TaskUs/, its Instagram page at instagram.com/taskus/, its LinkedIn page at linkedin.com/company/taskus/, its YouTube account at youtube.com/c/Taskus/, and its Twitter account at twitter.com/taskus. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the “Email Alerts” section at of our investor relations website at ir.taskus.com. The contents of our website and social media channels are not, however, a part of this Quarterly Report.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
TASKUS, INC.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share data)

Assets	June 30, 2021	December 31, 2020
Current assets:
Cash	$195,927	$107,728
Accounts receivable, net of allowance for doubtful accounts of $2,691 and $2,294, respectively	127,867	87,782
Other receivables	439	105
Prepaid expenses	9,667	13,032
Income tax receivable	—	1,606
Other current assets	2,471	1,051

Total current assets	336,371	211,304

Noncurrent assets:
Property and equipment, net	63,060	56,957
Deferred tax assets	575	585
Intangibles	230,871	240,295
Goodwill	195,735	195,735
Other noncurrent assets	3,006	2,630

Total noncurrent assets	493,247	496,202

Total assets	$829,618	$707,506

Liabilities and Shareholders’ Equity
Liabilities:
Current liabilities:
Accounts payable and accrued liabilities	$43,494	$41,935
Accrued payroll and employee-related liabilities	171,690	21,994
Current portion of debt	48,510	45,984
Current portion of income tax payabl e	1,586	—
Deferred revenue	5,810	4,711
Deferred rent	303	218

Total current liabilities	271,393	114,842

Noncurrent liabilities:
Income tax payable	2,988	2,988
Long-term debt	193,525	198,768
Deferred rent	2,573	2,194
Accrued payroll and employee-related liabilities	2,640	2,641
Deferred tax liabilities	40,474	50,936

Total noncurrent liabilities	242,200	257,527

Total liabilities	513,593	372,369

Commitments and Contingencies (See Note 8)
Shareholders’ equity:
Class A Common stock, $0.01 par value. Authorized 2,500,000,000; 15,180,000 and no shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	152	—
Class B Convertible Common stock, $0.01 par value. Authorized 250,000,000; 82,110,174 and 91,737,020 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	821	917
Additional paid-in capital	519,817	398,202
Accumulated deficit	(206,834)	(67,398)
Accumulated other comprehensive income	2,069	3,416

Total shareholders’ equity	316,025	335,137

Total liabilities and shareholders’ equity	$829,618	$707,506

See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Service revenue	$180,022	$114,400	$332,893	$216,829
Operating expenses:
Cost of services	103,798	64,135	191,828	125,918
Selling, general, and administrative expense	177,810	25,709	209,308	51,440
Depreciation	6,729	5,815	12,932	10,529
Amortization of intangible assets	4,712	4,712	9,424	9,424
Loss (gain) on disposal of assets	1	—	28	(5)
Contingent consideration	—	3,570	—	3,570

Total operating expenses	293,050	103,941	423,520	200,876

Operating (loss) income	(113,028)	10,459	(90,627)	15,953
Other (income) expense	(1,659)	(1,137)	(905)	260
Financing expenses	1,594	1,959	3,175	4,202

(Loss) income before taxes	(112,963)	9,637	(92,897)	11,491
(Benefit from) provision for income taxes	(7,020)	1,629	(3,461)	1,968

Net (loss) income	$(105,943)	$8,008	$(89,436)	$9,523

Net (loss) income per common share, basic and diluted	$(1.14)	$0.09	$(0.97)	$0.10

Weighted-average number of common shares outstanding, basic and diluted	92,957,493	91,737,020	92,347,257	91,737,020

See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net (loss) income	$(105,943)	$8,008	$(89,436)	$9,523
Retirement benefit reserves	(3)	3	(8)	2
Foreign currency translation adjustments	(489)	1,230	(1,339)	1,007

Comprehensive (loss) income	$(106,435)	$9,241	$(90,783)	$10,532

See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)

	Capital stock and additional paid-in capital
	Class A Common stock		Class B Common stock		Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income	Total shareholders’ equity
	Shares	Amount	Shares	Amount

Balance as of December 31, 2019	—	$—	91,737,020	$917	$398,202	$(101,931)	$312	$297,500
Net income	—	—	—	—	—	1,515	—	1,515
Other comprehensive loss	—	—	—	—	—	—	(224)	(224)

Balance as of March 31, 2020	—	$—	91,737,020	$917	$398,202	$(100,416)	$88	$298,791

Net income	—	—	—	—	—	8,008	—	8,008
Other comprehensive income	—	—	—	—	—	—	1,233	1,233

Balance as of June 30, 2020	—	$—	91,737,020	$917	$398,202	$(92,408)	$1,321	$308,032

	Capital stock and additional paid-in capital
	Class A Common stock		Class B Common stock		Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income	Total shareholders’ equity
Balance as of December 31, 2020	—	$—	91,737,020	$917	$398,202	$(67,398)	$3,416	$335,137
Net income	—	—	—	—	—	16,507	—	16,507
Other comprehensive loss	—	—	—	—	—	—	(855)	(855)

Balance as of March 31, 2021	—	$—	91,737,020	$917	$398,202	$(50,891)	$2,561	$350,789

Issuance on Class A Common stock in the initial public offering primary offering, net of underwriters’ fees and offering costs	5,553,154	56	—	—	115,844	—	—	115,900
Conversion of Class B Common s tock	9,626,846	96	(9,626,846)	(96)	—	—	—	—
Stock-based compensation expense	—	—	—	—	5,771	—	—	5,771
Distribution of dividends ($0.55 per share)	—	—	—	—	—	(50,000)	—	(50,000)
Net loss	—	—	—	—	—	(105,943)	—	(105,943)
Other comprehensive loss	—	—	—	—	—	—	(492)	(492)

Balance as of June 30, 2021	15,180,000	$152	82,110,174	$821	$519,817	$(206,834)	$2,069	$316,025

See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net (loss) incom e	$(89,436)	$9,523
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	12,932	10,510
Amortization of intangibles	9,424	9,424
Amortization of debt financing fees	247	228
Loss (gain) o n disposal of assets	28	(5)
Provision for losses on accounts receivable	465	1,297
Unrealized foreign exchange losses for forward contracts	1,730	178
Deferred taxes	(10,462)	(2,157)
Stock-based compensation expense	5,771	—
Changes in operating assets and liabilities:
Accounts receivable s	(41,195)	(22,007)
Other receivables, prepaid expenses, and other current assets	(4,398)	(430)
Other noncurrent assets	(415)	(343)
Accounts payable and accrued liabilities	5,537	7,976
Accrued payroll and employee-related liabilities	150,543	4,003
Income tax payable	3,304	2,896
Deferred revenue	1,100	970
Deferred rent	502	540

Net cash provided by operating activities	45,677	22,603

Cash flows from investing activities:
Purchase of property and equipmen t	(23,453)	(18,815)
Net cash used in investing activities	(23,453)	(18,815)
Cash flows from financing activities:
Proceeds from borrowing, Revolving credit facility	—	39,878
Payments on long-term debt	(2,625)	(525)
Payments for debt financing fees	(340)	—
Issuance of common stock, net of underwriters’ fees	120,698	—
Distribution of dividends	(50,000)	—

Net cash provided by financing activities	67,733	39,353

Increase in cash and cash equivalents	89,957	43,141
Effect of exchange rate changes on cash	(1,758)	1,429
Cash and cash equivalents at beginning of period	107,728	37,541

Cash and cash equivalents at end of period	$195,927	$82,111

See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Notes to Unaudited Condensed Consolidated
Financial Statements
(1) Description of Business and Organization
TaskUs, Inc. (formerly known as TU TopCo, Inc.) (“TaskUs” and, together with its subsidiaries, the “Company,” “we,” “us” or “our”) was formed by investment funds affiliated with The Blackstone Group Inc. (formerly known as The Blackstone Group L.P.) (“Blackstone”) as a vehicle for the acquisition of TaskUs Holdings, Inc. (formerly known as TaskUs, Inc.) (“TaskUs Holdings”) on October 1, 2018 (the “Blackstone Acquisition”). Prior to the Blackstone Acquisition, TaskUs had no operations and TaskUs Holdings operated as a standalone entity.
In connection with the Company’s June 2021 initial public offering (“IPO”), on June 10, 2021, the Company amended and restated its certificate of incorporation to effect
 a
ten
-for-one
forward stock split of its outstanding common stock and authorized two classes of ownership interests. See Note 11, “Shareholders’ Equity” for additional information.
We are a digital outsourcer focused on serving high-growth technology companies to represent, protect and grow their brands. Our global, omni-channel delivery model is focused on Digital Customer Experience, Content Security and artificial intelligence (“AI”)
 Operations. We have designed our platform to enable us to rapidly scale and benefit from our clients’ growth. Through our agile and responsive operational model, we deliver services from multiple delivery sites that span globally from the United States, Philippines, and other parts of the world.
The Company’s major service offerings are described in more detail below:

•	Digital Customer Experience : Principally consists of omni-channel customer care services primarily delivered through digital (non-voice) channels.

•
Content Security
: Principally consists of review and disposition of user and advertiser generated content for purposes which include removal or labeling of policy violating, offensive or misleading content.

•	AI Operation s: Principally consists of data labeling, annotation and transcription services performed for the purpose of training and tuning AI algorithms through the process of machine learning.
(2) Summary of Significant Accounting Policies

(a)	Basis of Presentation
The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Our prospectus dated June 10, 2021 (the “prospectus”), as filed with the Securities and Exchange Commission (the “SEC”) on June 14, 2021, includes a discussion of the significant accounting policies used in the preparation of our consolidated financial statements. There were no material changes to our significant accounting policies during the six months ended June 30, 2021.
These unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with US GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of
Regulation S-X.
Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in our prospectus. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2021 and its results of operations, comprehensive (loss) income and shareholders’ equity for the three and six months ended June 30, 2021 and 2020, and cash flows for the six months ended June 30, 2021 and 2020. The condensed consolidated balance sheet at December 31, 2020, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.
The accompanying financial statements and related notes to the financial statements give retroactive effect to the stock split for all periods presented. See Note 11, “ Shareholders’ Equity” for additional information.

(b)	Use of Estimates
The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the determination of useful lives and impairment of fixed assets; allowances for doubtful accounts and other receivables; the valuation of deferred tax assets; valuation of forward contracts receivable; valuation of equity based compensation; valuation and impairment of intangibles and goodwill and reserves for income tax uncertainties and other contingencies. As of June 30, 2021, the impact of the novel coronavirus
(“COVID-19”)
pandemic, including as a result of new strains and variants of the virus, continues to unfold. As a result, many of our estimates and assumptions required increased judgement and carry a higher degree of variability and volatility. We continue to closely monitor the outbreak and the impact on our operations and liquidity. As events continue to evolve and additional information becomes available, our estimates may change materially in the future.

(c)	Principles of consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company has no involvement with variable interest entities.

(d)	Concentration Risk
Most of the Company’s customers are located in the United States. Customers outside of the United States are concentrated in
Europe and Canada.

For the three and six months ended June 30, 2021 and 2020, the following customers represented greater than 10% of the Company’s service revenue:

	Service revenue percentage
	Three months ended June 30,		Six months ended June 30,
Customer	2021	2020	2021	2020
A	27%	33%	28%	32%
B	12%	16%	12%	14%
As of June 30, 2021 and December 31, 2020, the following customers represented greater than 10% of the Company’s accounts receivable:

	Accounts receivable percentage
Customer	June 30, 2021	December 31, 2020
A	14%	22%
B	16%	16%
The Company’s principal operations, including the majority of its employees and the fixed assets owned by its wholly owned subsidiaries, are located in the Philippines.

(e)	Recent Accounting Pronouncements
The Company currently qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Accordingly, the Company is provided the option to adopt new or revised accounting guidance either (i) within the same periods as those otherwise applicable to non-emerging
growth companies or (ii) within the same time periods as private companies. The Company has elected to adopt new or revised accounting guidance within the same time period as private companies.
Recently adopted accounting pronouncements
In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”)
2019-12,
Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 was issued as a means to reduce the complexity of accounting for income taxes for those entities that fall within the scope of the accounting standard. The guidance is to be applied using a prospective method, excluding amendments related to franchise taxes, which should be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. ASU
2019-12
is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company adopted this standard in the first quarter of 2021; the adoption did not have a material impact on its consolidated financial statements.

Recently issued accounting pronouncements
In February 2016, the FASB issued ASU
2016-02,
Leases (Topic 842), which supersedes FASB Accounting Standards Codification (ASC), Leases (Topic 840). The standard is intended to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheets and disclosing key information about leasing arrangements. In June 2020, the FASB postponed the effective date for ASC 842 for private companies. This ASU will be effective for the Company beginning in fiscal year 2022, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU
2016-02
on the Company’s consolidated financial statements.
In June 2016, the FASB issued ASU
2016-13,
Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The revised standard relates to measurement of credit losses on financial instruments, and requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The guidance replaces the incurred loss model with an expected loss model referred to as current expected credit loss (CECL). The CECL model requires us to measure lifetime expected credit losses for financial instruments held at the reporting date using historical experience, current conditions and reasonable supportable forecasts. The guidance expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating credit losses and requires new disclosures of the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. This ASU will be effective for the Company beginning in fiscal year 2023 with early adoption is permitted. The Company is currently evaluating the impact of adopting ASU
2016-13
on the Company’s consolidated financial statements.
(3) Revenue
Disaggregation of Revenue
Our revenues are derived from contracts with customers related to business outsourcing services that we provide. The following table presents the breakdown of the Company’s revenues by service offering:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Digital Customer Experience	$113,566	$71,345	$213,277	$136,562
Content Security	42,995	31,076	79,122	57,614
AI Operations	23,461	11,979	40,494	22,653

Service Revenue	$180,022	$114,400	$332,893	$216,829

The majority of the Company’s revenues are derived from contracts with customers who are located in the United States. However, we deliver our services from geographies outside of the United States. The following table presents the breakdown of the Company’s revenues by geographical location, based on where the services are provided from:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Philippines	$95,681	$62,842	$180,259	$118,716
United States	58,930	43,429	109,687	84,074
Rest of World	25,411	8,129	42,947	14,039

Service Revenue	$180,022	$114,400	$332,893	$216,829

Contract Balances
Accounts receivable, net of allowances includes $71.7 million and $47.4 million of unbilled revenues as of June 30, 2021 and December 31, 2020, respectively.
(4) Forward Contract Receivable
The Company transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency exchange rate risk. During 2021 and 2020, the Company entered into foreign currency exchange rate forward contracts, with a commercial bank as the counterparty, with maturities of generally 12 months or less, to reduce the volatility of cash flows primarily related to forecasted costs denominated in Philippine pesos. In addition, the Company utilizes foreign currency exchange rate contracts to mitigate foreign currency exchange rate risk associated with foreign currency-denominated assets and liabilities, primarily intercompany balances. The Company does not use foreign currency exchange rate contracts for trading purposes. The exchange rate forward contracts entered into by the Company are not designated as hedging instruments. Any gains or losses resulting from changes in the fair value of these contracts are recognized in other (income) expense in the consolidated statements of operations.
For the three months ended June 30, 2021 and 2020 the Company settled forward contracts with total notional amounts of approximately $22.8 million, and $18.0 million, respectively and for the six months ended June 30, 2021 and 2020 the Company settled forward contracts with total notional amounts of approximately $45.6 million, and $36.0 million, respectively.
For the three months ended June 30, 2021 and 2020,
realized gains of approximately $0.6 million and $0.9 million, respectively, resulting from the settlement of forward contracts were included within other (income) expense.
For the six months ended June 30, 2021

and 2020,
realized gains of approximately $1.4 million and $1.6 million, respectively, resulting from the settlement of forward contracts were included within other (income) expense.
As of June 30, 2021 and December 31, 2020, the Company had outstanding forward contracts with notional amounts of approximately

$116.6 million and $109.2 million, respectively. The forward contract receivable resulting from change in fair value was recorded under other current assets. For the three months ended June 30, 2021 and 2020, the unrealized gains on the forward contracts of $0.1 million and $1.3 million, respectively, were included within other (income) expense. For the six months ended June 30, 2021 and 2020, the unrealized losses on the forward contracts of $1.7 million and $0.2 million, respectively, were included within other (income) expense.
By entering into derivative contracts, the Company is exposed to counterparty credit risk, or the failure of the counterparty to perform under the terms of the derivative contract. For the periods presented, the non-performance
risk of the Company and the counterparties did not have a material impact on the fair value of the derivative instruments
The Company has implemented the fair value accounting standard for those assets that are re-measured
and reported at fair value at each reporting period. This standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value based on inputs used, and requires additional disclosures about fair value measurements. This standard applies to fair value measurements already required or permitted by existing standards.
In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset and include situations where there is little, if any, market activity for the asset.
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

	Fair value measurements using
	June 30, 2021	Level 1 inputs	Level 2 inputs	Level 3 inputs
(in thousands)
Forward contract receivable	$50	$—	$50	$—

	Fair value measurements using
	December 31, 2020	Level 1 inputs	Level 2 inputs	Level 3 inputs
(in thousands)
Forward contract receivable	$1,780	$—	$1,780	$—
The Company’s derivatives are carried at fair value using various pricing models that incorporate observable market inputs, such as interest rate yield curves and currency rates, which are Level 2 inputs. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the counterparty or by the Company.
(5) Property and Equipment, net
The components of Property and equipment, net at June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021	December 31, 2020
(in thousands)
Leasehold improvements	$30,972	$31,654
Technology and computers	62,678	47,572
Furniture and fixtures	4,023	4,203
Construction in process	8,724	5,194
Other property and equipment	6,309	5,995

Property and equipment, gross	112,706	94,618
Accumulated depreciation	(49,646)	(37,661)

Property and equipment, net	$63,060	$56,957

The Company’s principal operations are in the Philippines where the majority of property and equipment resides under its wholly owned subsidiaries. The table below presents the Company’s total property and equipment by the geographic location as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
(in thousands)
Philippines	$39,825	$37,823
United States	10,019	8,983
Rest of World	13,216	10,151

Total Property and equipment, net	$63,060	$56,957

(6) Goodwill and Intangibles
The carrying amount of goodwill as of June 30, 2021 and December 31, 2020 was $195.7 million.
Intangible assets consisted of the following as of June 30, 2021 and December 31, 2020:

	Intangibles, Gross	Life (Years)	Accumulated Amortization	Intangibles, Net
(in thousands)
Customer relationships	$240,800	15	$(44,148)	$196,652
Trade name	41,900	15	(7,681)	34,219
Balance as of June 30, 2021	$282,700		$(51,829)	$230,871

	Intangibles, Gross	Life (Years)	Accumulated Amortization	Intangibles, Net
(in thousands)
Customer relationships	$240,800	15	$(36,121)	$204,679
Trade name	41,900	15	(6,284)	35,616

Balance as of December 31, 2020	$282,700		$(42,405)	$240,295

(7) Long-Term Debt
The balances of current and
non-current
portions of debt consist of the following as of June 30, 2021:

(in thousands)	Current	Noncurrent	Total
Term Loan	$9,188	$194,775	$203,963
Revolver	39,878	—	39,878
Less: Debt financing fees	(556)	(1,250)	(1,806)

Total	$48,510	$193,525	$242,035

2019 Credit Agreement
On September 25, 2019, the Company entered into a credit agreement (the “2019 Credit Agreement”) that included a

$210.0
million term loan (the “Term Loan Facility”) and a
$40.0
million revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “2019 Credit Facilities”). On April 30, 2021, the Company entered into Amendment No. 1 to our 2019 Credit Agreement with the existing lenders providing for
$50.0 million incremental revolving credit commitments on the same terms as our existing revolving credit facility. We accounted for this amendment as a debt modification and recorded $0.3 million of debt financing fees which will be amortized, along with previously deferred fees, over the remaining term of the Revolving Credit Facility.

Principal payments on the Term Loan Facility are due quarterly in arrears equal to installments in an aggregate annual amount equal to (i) 1.0% per annum of the original principal amount in the first year, (ii) 2.5% per annum of the original principal amount in the second year, (iii) 5.0% per annum of the original principal amount in the third year, (iv) 7.5% per annum of the original principal amount in the fourth year and (v) 10.0% per annum of the original principal amount in the fifth year, with the remaining principal due in a lump sum at the maturity date of September 25, 2024. The interest rate in effect with respect to the Term Loan Facility as
 of June 30, 2021 was 2.345%.
The Revolving Credit Facility provides the Company with access to a
$15.0 million letter of credit facility and a $5.0
million swing line facility, each of which, to the extent used, reduces borrowing availability under the Revolving Credit Facility. The Revolving Credit Facility expires on
September 25, 2024
,
and requires a commitment fee of
 0.4%
on undrawn commitments paid
 quarterly
in arrears. As of June 30, 2021, the interest rate in effect was 2.345% on outstanding borrowings under the Revolving Credit Facility. As of June 30, 2021, we had $50.1 million of borrowing availability under the Revolving Credit Facility.

The 2019 Credit Agreement contains certain restrictive financial covenants and also limits additional borrowings, capital expenditures, and distributions. The Company was in compliance with these covenants as of June 30, 2021. Substantially all assets of TU Midco, Inc. and its material domestic subsidiaries are pledged as collateral under this agreement, subject to certain customary exceptions.
(8) Commitments and Contingencies

(a)	Legal Proceedings
From time to time, the Company may become subject to legal proceedings, claims, and litigation arising in the ordinary course of business. The Company is not currently a party to any material legal proceedings, nor is the Company aware of any pending or threatened litigation that would have a material adverse effect on the Company’s business, operating results, cash flows, or financial condition should such litigation be resolved unfavorably.

(b)	Contingent Consideratio n
On October 1, 2018, Bidco acquired 100% of the outstanding shares of TaskUs Holdings, Inc. at a purchase price of $429.4 million (the “Transaction”). As a part of the Transaction, the Company entered into a Stock Purchase Agreement, which provides that the sellers of TaskUs, Inc. are entitled to receive cash payments for certain tax benefits, if any, realized as a result of the Blackstone Acquisition that are received by the Company for a specified period after the closing date. The Company recorded a liability of $3.6 million for the expected payment to the sellers, which is included within accounts payable and accrued liabilities in the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020. The Company received payment for the tax benefits in the six months ended June 30, 2021.
(9) Employee Compensation
Phantom Stock Plan
On June 19, 2015, TaskUs Holdings’ board of directors officially adopted a companywide phantom stock plan and related phantom share agreements.
The number of outstanding phantom shares at June 30, 2021 and December 31, 2020 were 511,489 and 651,436, respectively. There were 139,947 phantom shares forfeited during the six months ended June 30, 2021. Because the change in control became probable upon the IPO, the Company recognized expense in the amount of the expected cash
 settlement
totaling
$127.5
million recorded in selling, general, and administrative expense on the condensed consolidated statements of operations for the three and six months ended June 30, 2021. The associated liability was recorded in accrued payroll and employee-related liabilities on the condensed consolidated balance sheets as of June 30, 2021. Pursuant to the terms of the plan, payment to the phantom shareholders in settlement of their vested phantom shares must occur within 30 days following the close of the IPO, or no later than July 15, 2021, at which point there will be zero
 phantom shares outstanding.
2019 Stock Incentive Plan
On April 16, 2019, the Company established an equity incentive plan pursuant to which the Company has granted option awards to selected executives and other key employees
(the “2019 Plan”).
 The option awards contain service, market and performance conditions. Stock options under this plan contingently vest over a period of two years in the event of a change in control and over a period of three years in the event of an IPO (each as defined in such plan), with the vesting period beginning on the date of the performance event so long as the holder remains employed. The amount of options eligible for vesting is contingent upon Blackstone’s return on invested capital in the Company. These options have contractual lives of 10 years. Following the IPO and establishment of the 2021 Omnibus Incentive Plan
(the “2021 Plan”)
as further discussed below, it is not expected
that any additional awards will be issued under the 2019 Plan.

At the date of the IPO, the Company concluded that the public offering represents a qualifying liquidity event that would cause the stock option’s performance condition to be probable of occurring. As such, the Company has begun to recognize compensation expense in relation to the stock options.
2021 Omnibus Incentive Plan
In connection with the IPO, the Company adopted the 2021 Plan, which provides for the issuance of
non-qualified
stock options, incentive stock options, stock appreciation rights (“SARs”), restricted shares of Class A common stock, restricted stock units (“RSUs”), or other equity-based or cash-based awards. A total of 12,160,929 shares of Class A common stock were initially reserved for issuance under the 2021 Plan, subject to automatic annual evergreen increases. On June 10, 2021 in connection with the IPO, the Company granted time-based RSUs, performance-based restricted stock units (“PSUs”), and time-based stock options to its founders and certain other officers and employees under the 2021 Plan.
Stock Options
On June 10, 2021, the Company granted 1,565,398 of stock options to its founders and certain officers and employees with a weighted-average grant date fair value of $8.15. The stock options issued to such officers and employees (including founders) generally vest quarterly or annually over four years and expire ten years from the date of the grant. The grant date fair value of the stock options was
estimated using the Black-Scholes option pricing method with the following assumptions:

Dividend yield (%)	0.0%
Expected volatility (%)	35%
Risk-free interest rate (%)	0.8-1.1%
Expected term (years)	5.1-7.0
As of June 30, 2021, there were 9,139,456 options outstanding with a weighted-average exercise price of $8.23 per share. As of June 30, 2021, there was $17.3 million of unrecognized compensation expense related to the Company’s unvested stock options that is expected to be recognized over a weighted-average period of 2.3 years.
RSUs
On June 10, 2021, the Company granted 2,528,621
 RSUs to

its founders and certain officers and employees with a weighted-average grant date fair value of $23.00. The RSUs are typically subject to service-based vesting conditions and will vest in equal quarterly or annual installments over four years. The related stock-based compensation expense is recognized using a graded vesting method.
As of June 30, 2021, there was $55.6 million of unrecognized compensation expense related to the Company’s unvested RSUs that is expected to be recognized over a weighted-average period of 2.2 years.
PSUs
On June 10, 2021, the Company granted 3,307,060 of PSUs to its founders with a weighted-average grant date fair value of $3.98. The PSUs contain three tranches and service and market conditions. The PSUs vest contingently in annual installments over four years. The amount of PSUs eligible for vesting is contingent upon the achievement of certain enterprise value CAGR targets. The Company will recognize the related stock-based compensation expense using a graded vesting method. The grant date fair value of the PSUs were estimated using the Monte Carlo simulation method with the following assumptions:

Dividend yield (%)	0%
Expected volatility (%)	40%
Risk-free interest rate (%)	0.1-0.5%
As of June 30, 2021, there was $12.8 million of unrecognized compensation expense related to the Company’s unvested PSUs that is expected to be recognized over a weighted-average period of 2.8 years.
The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed c
o
nsolidated statements of operations for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
(in thousands)
Cost of services	$51	$—	$51	$—
Selling, general , and administrative expense	133,216	—	133,216	—

Total	$133,267	$—	$133,267	$—

(10) Income Taxes
In determining its interim provision for income taxes, the Company used an estimated annual effective tax rate, which is based on expected income before taxes, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the period in which they occur and can be a source of variability in the effective tax rate from quarter to quarter.
The Company recorded (benefit from) provision for income taxes of $
(7.0) million and $1.6 million in the three months ended June, 2021 and 2020, respectively.
 The effective tax rate was 6.2% and 16.9% for the three months ended June 30, 2021 and 2020, respectively.
The Company recorded (benefit from) provision for income taxes of
$(3.5) million and $2.0

million in the six months ended June, 2021 and 2020, respectively
t
he effective tax rate was 3.7% and 17.1% for the six months ended June 30, 2021 and 2020. The difference between the effective tax rates and the 21% federal statutory rate in the six months ended June 30, 2021 was primarily due to global intangible low-taxed income (“GILTI”) inclusion, tax benefits of income tax holidays in foreign jurisdiction, and nondeductible compensation of officers. The difference between the effective tax rates and the 21% federal statutory rate in the six months ended June 30, 2020 was primarily due to GILTI inclusion, FDII deduction and tax benefits of income tax holidays in foreign jurisdiction.
The Company is subject to income tax in the United States federal, state and various foreign jurisdictions. Federal income tax returns of the Company are subject to IRS examination for the 2017 through 2019 tax years. State income tax returns are subject to examination for the 2016 through 2019 tax years.
The Company’s practice and intention are to indefinitely reinvest the earnings of its
non-U.S.
subsidiaries. Determination of the amount of any unrecognized deferred income tax liability on the temporary difference is not practicable because of the complexities of the hypothetical calculation.
(11) Shareholders’ Equity
Dividend Distribution
On April 9, 2021, prior to the IPO, the board of directors declared a cash dividend in the aggregate amount of $50.0 million to holders of our common stock. The cash dividend was paid on April 16, 2021.
Amendment and Restatement of Certificate of Incorporation
On June 10, 2021, the Company amended and restated its certificate of incorporation to effect a ten-for-one
forward stock split of its outstanding common stock and authorized three classes of ownership interests:

(i) 250,000,000 shares of Preferred Stock, par value $0.01 per share, (ii) 2,500,000,000 shares of Class A common stock, par value $0.01 per share, and (iii) 250,000,000 shares of Class B common stock, par value $0.01 per share. After giving effect to the ten-for-one
stock split, all outstanding shares of common stock were reclassified into an equal number of shares of Class B common stock (the “Class B Reclassification”) and the selling shareholders participated equally in the Class B Reclassification.
The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting, transfer and conversion rights. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to ten votes per share and is convertible into one share of Class A common stock at any time or automatically upon certain conditions but no later than 7 years following the filing and effectiveness of the amendment on June 10, 2021.
Initial Public Offering
On June 15, 2021, the Company closed its IPO of 5,553,154 shares of Class A common stock (the “primary” offering) and selling stockholders sold 9,626,846 shares (the “secondary” offering), including shares sold by the selling stockholders pursuant to the underwriters’ full exercise of their option to purchase additional shares, at a public offering price of
 $23
per share. The Company received net proceeds of
$120.7
million after deducting underwriting discounts and commissions, but before deducting offering expenses. The Company used the proceeds from the primary offering, together with cash on hand, to satisfy payments of approximately
 $127.5
million in respect of vested phantom shares in the third quarter of 2021.
(12) (Loss) Earnings Per Share
Following the effectiveness of the amended and restated certificate of incorporation, the Class B Reclassification and the IPO, the Company has Class A common stock and Class B common stock outstanding. Because the only difference between the two classes of common stock are related to voting, transfer and conversion rights, the Company has not presented earnings per share under the two-class
method, as earnings per share are the same for both Class A common stock and Class B common stock. The accompanying financial statements and related notes to the financial statements give retroactive effect to the stock split for all periods presented. See Note 11, “Shareholders’ Equity” for additional information.
The computation of basic net (loss) income per share (“EPS”) is based on the weighted-average number of shares that were outstanding during the period, including shares of common stock that are issuable at the end of the reporting period. The computation of diluted EPS is based on the number of basic weighted-average shares outstanding plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common stock equivalents. Common stock equivalents consist of shares issuable upon the exercise of stock options and vesting of RSUs and PSUs.
The following table summarizes the computation of basic and diluted EPS for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share data )	2021	2020	2021	2020
Numerator:
Net (loss) income Available to Common Shareholders	$(105,943)	$8,008	$(89,436)	$9,523

Denominator:
Weighted-average common stock outstanding – basic and diluted	92,957,493	91,737,020	92,347,257	91,737,020

Net (loss) income per share:
Basic and diluted	$(1.14)	$0.09	$(0.97)	$0.10

Since we were in a net loss position for the three and six months ended June 30, 2021, diluted EPS is equal to basic EPS for such periods as the inclusion of potential common stock equivalents would have been anti-dilutive. We excluded
58,513
and 29,256
potential common stock equivalents from the computation of diluted EPS for the three and six months ended June 30, 2021, respectively, because the effect would have been anti-dilutive. In addition, we excluded
4,599,736
and
2,299,868
potential common stock equivalents from the computation of diluted EPS for the three and six months ended June 30, 2021, respectively, since we were in a net loss position; however, these awards would have been dilutive if we were in a net income position. As of June 30, 2021, there were
 5,352,056
potential common stock equivalents outstanding, with market conditions which were not met at that date, that were excluded from the calculatio
n
 of diluted EPS.
(13) Related Party
From time to time, the Company does business with a number of other companies affiliated with Blackstone, which cannot be presumed to be carried out at an arm’s-length basis. During the periods presented, Blackstone had an interest in Alight, Inc. (“Alight”), Custom Ink and Mphasis Limited (“Mphasis”), entities that supply TaskUs with certain consulting services and promotional items. During the three months and six months ended June 30, 2021, the Company made payments of
$0.1 million and $0.4 million, respectively to Alight. During the six months ended June 30, 2021, the Company made payments of
$
0.2

million to Custom Ink. During the six months ended June 30, 2020, the Company made payments of $0.2 million to Mphasis.
During the periods presented,
Blackstone had an interest in Vivint Smart Home, Inc. (“Vivint”),
 North American Bancard, and Custom Ink, entities that are TaskUs customers. During the three months ended June 30, 2021,
t
he Company received payments of $0.5 million, $0.5 million, and $0.5 million from Vivint, North American Bancard and Custom Ink, respectively. During the six months ended June 30, 2021,
t
he Company received payments of $0.8 million, $0.6 million, and $0.7 million from Vivint, North American Bancard and Custom Ink, respectively.
Underwriting of IPO
Blackstone Securities Partners
L.P
., an affiliate of Blackstone, served as underwriter of
 1,380,000
of the
 15,180,000
million shares of Class A common stock sold in the IPO, with underwriting discounts and commissions of
$1.265
per share paid by the Company and selling stockholders.
(14) Subsequent Events
Employee Compensation
On August 5, 2021, the Company granted
 895,820
equity awards under the 2021 Omnibus Incentive Plan to certain officers. On that date, the Board also authorized management to make grants and awards of cash or options or other equity securities to non-executive officers of the Company under the 2021 Omnibus Incentive Plan in compliance with the plan, of which
 1,357,838
equity awards were granted on August 9, 2021.

Phantom shares
In the third quarter of 2021, the Company used the net proceeds received by it from the IPO, together with cash on hand, to satisfy payments relating to vested phantom shareholders that became due upon the completion of the IPO. See Note 9, “Employee Compensation” for additional information.
Contingent consideration
On July
9
,
2021
, the Company made payments of $
3.6
 million to the sellers of TaskUs Holdings, Inc, in relation to the contingent consideration arising from certain tax benefits realized as a result of the Blackstone Acquisition. See Note 8(b), “Commitments and Contingencies” for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”), the financial statements and related notes included in our prospectus dated June 10, 2021 (the “prospectus”), as filed with the Securities and Exchange Commission (the “SEC”) on June 14, 2021 (the “prospectus”) and the information included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the prospectus. In addition to historical data, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in our forward-looking statements as a result of various factors, including but not limited to those discussed under “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report and under “Risk Factors” in the Quarterly Report and the prospectus.
This
Quarterly
Report
includes
certain
historical
consol
i
dated
financial
and
other
data
for
Tas
k
Us, Inc.
(“we,”
“us,” “our”
or
the
“Company”). The
following
discussion
provides
a
narrative
of
our
results
of op
e
rations
and
financial
condition
for
the
three
and
six
months
ended
June
30,
2021
and
2
0
20.

Overview
We are a digital outsourcer, focused on serving high-growth technology companies to represent, protect and grow their brands. We support some of the world’s most disruptive brands such as Zoom, Netflix, Uber, Coinbase and Oscar
.
Our global, omni-channel delivery model is focused on providing our clients three key services – Digital Customer Experience, Content Security and artificial intelligence (“AI”) Operations.
We have designed our platform to enable us to rapidly scale and benefit from our clients’ growth. We believe our ability to deliver “ridiculously good” outsourcing will enable us to continue to grow our client base.
At TaskUs, culture is at the heart of everything we do. Many of the companies operating in the Digital Economy are well-known for their obsession with creating a world-class employee experience. We believe clients choose TaskUs in part because they view our company culture as aligned with their own, which enables us to act as a natural extension of their brands and gives us an advantage in the recruitment of highly engaged frontline teammates who produce better results.
Recent Financial Highlights
For the three months ended June 30, 2021, we recorded service revenues of $180.0 million, or a 57.4% increase from $114.4 million for the three months ended June 30, 2020. For the six months ended June 30, 2021, we recorded service revenues of $332.9 million, or a 53.5% increase from $216.8 million for the six months ended June 30, 2020.
Net (loss) income for the three months ended June 30, 2021 decreased to $(105.9) million from $8.0 million for the three months ended June 30, 2020. This decrease included expenses related to the one-time phantom shares bonuses and non-recurring teammate bonuses associated with the IPO of $133.7 million. Adjusted Net Income for the three months ended June 30, 2021 increased 84.9% to $31.4 million from $17.0 million for the three months ended June 30, 2020. Adjusted EBITDA for the three months ended June 30, 2021 increased 67.3% to $44.1 million from $26.4 million for the three months ended June 30, 2020.
Net (loss) income for the six months ended June 30, 2021 decreased to $(89.4) million from $9.5 million for the six months ended June 30, 2020. This decrease included expenses related to the one-time phantom shares bonuses and non-recurring teammate bonuses associated with the IPO of $133.7 million. Adjusted Net Income for the six months ended June 30, 2021 increased 119.6% to $59.6 million from $27.1 million for the six months ended June 30, 2020. Adjusted EBITDA for the six months ended June 30, 2021 increased 90.9% to $83.7 million from $43.8 million for the six months ended June 30, 2020.

The operating results in any period are not necessarily indicative of the results that may be expected for any future period.
2021 Developments
Initial Public Offering
On June 10, 2021, our registration statement on Form
S-1
relating to our initial public offering (“IPO”) was declared effective by the U.S. Securities and Exchange Commission, and our Class A common stock began trading on the NASDAQ on June 11, 2021. Our IPO closed on June 15, 2021.
TaskUs, Inc. issued and sold 5,553,154 shares of Class A common stock (the “primary” offering) and selling stockholders sold 9,626,846 shares (the “secondary” offering), including shares sold by the selling stockholders pursuant to the underwriters’ full exercise of their option to purchase additional shares, at a public offering price of $23 per share. The Company received net proceeds of $120.7 million after deducting underwriting discounts and commissions, but before deducting offering expenses. The Company used the proceeds from the issuance, together with cash on hand, to satisfy payments of approximately $127.5 million in respect of vested phantom shares.
As a result of becoming a public company, we expect to incur additional costs related to audit, legal, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums and investor relations costs associated with being a public company.
Amendment and Restatement of Certificate of Incorporation
Prior to the completion of the IPO, we amended and restated our certificate of incorporation to effect a ten-for-one
forward stock split of our outstanding common stock and authorized three classes of ownership interests: (i) 250,000,000 shares of Preferred Stock, par value $0.01 per share, (ii) 2,500,000,000 shares of Class A common stock, par value $0.01 per share, and (iii) 250,000,000 shares of Class B common stock, par value $0.01 per share. After giving effect to the ten-for-one
stock split, all then outstanding shares of common stock were reclassified into an equal number of shares of Class B common stock (the “Class B Reclassification”).
Equity Incentive Plans
At the IPO date, we concluded that our public offering represents a qualifying liquidity event that would cause the performance conditions of stock options issued under our 2019 Stock Incentive Plan to be probable of occurring. As such, we started to recognize stock-based compensation expense in relation to the stock options issued under the 2019 Stock Incentive Plan.
In connection with the IPO, we adopted the 2021 Omnibus Incentive Plan, which became effective on the date our registration statement was declared effective. Under the 2021 Omnibus Incentive Plan, we granted time-based restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), and time-based stock options, in each case relating to shares of our Class A common stock.
For additional information, see Note 9, “Employee Compensation” in the Notes to Unaudited Condensed Consolidated Financial Statements of this Quarterly Report.
COVID-19
During the first quarter of 2020, there was a global outbreak of
COVID-19,
which has spread to over 200 countries and territories, including all states in the United States. The global impact of the outbreak has been rapidly evolving and many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential
businesses. Such actions created disruption in global supply chains, increased rates of unemployment and adversely impacted many industries.

The outbreak could have a continued adverse impact on economic and market conditions, and the full extent of the impact and effects of the
COVID-19
pandemic will depend on future developments, including, among other factors, the duration and spread of the outbreak, including new strains and variants of the virus, and the success of vaccination programs, along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, and uncertainty with respect to the duration of the global economic slowdown. We continue to closely monitor the outbreak and the impact on our operations and liquidity. As events continue to evolve and additional information becomes available, our estimates may change materially in the future.
As a result of the unpredictable and evolving impact of the pandemic and measures being taken around the world to combat its spread, the timing and trajectory of the recovery remain unclear at this time, and the adverse impact of the pandemic on our operations could be material. See “Risk Factors—Risks Related to Our Business and Industry—The ongoing COVID-19 pandemic, including the resulting global economic uncertainty and measures taken in response to the pandemic, has adversely impacted our business, financial condition and results of operations, especially in the first half of 2020, and may continue to do so” in our prospectus.
Operational Enablement
In early March 2020, in response to the COVID-19 pandemic, we implemented a virtual operating model to protect the health and safety of our employees, and ensure continued service for our clients. As part of the transition to working virtually, we made additional investments in our employees in the form of internet and Wi-Fi connectivity to their homes as well as hotel and shuttle costs for employees who were displaced by the pandemic.
In February 2021, we announced the continuation of our company-wide work from home policy through October 2021. However, where there have been specific client requirements to return to our facilities and, where it has been safe to do so, we have begun transitioning some of our employees back to the office. We continued to incur operational enablement costs, however, during the three and six months ended June 30, 2021.
Revenue and Sales Generation
While we initially saw a reduction in spend from some clients, including ride sharing, live event ticketing, movie ticketing, travel and retail companies, our business performance rebounded in the second half of 2020 despite the uncertainty and initial impact of the pandemic. Our strong market position within our industry verticals as well as our operational agility enabled us to act as a key partner to clients in industry segments such as social media, e-commerce, streaming media, gaming, food delivery and FinTech, which saw an increase in demand driven by a surge in online commerce and content consumption. This trend has continued through the first half of 2021.
Cash and Cost Management
Throughout 2020 and the first half of 2021 we were able to meet our liquidity needs with cash generated from operations and we do not have significant liquidity or operational concerns. We continue to closely monitor the outbreak and the impact on our operations and liquidity.
Subsequent Events
For a description of subsequent events, see Note 14, “Subsequent Events” in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report.
Results of Operations
Comparison of the Three Months Ended June 30, 2021 and 2020
The following tables set forth certain historical consolidated financial information for the three months ended June 30, 2021 and 2020.

	Three months ended June 30, 2021	Three months ended June 30, 2020	Period over Period Change ($)	Period Over Period Change (%)
Service revenue	$180,022	$114,400	$65,622	57.4%
Operating expenses:
Cost of services	103,798	64,135	39,663	61.8%
Selling, general, and administrative expense	177,810	25,709	152,101	591.6%
Depreciation	6,729	5,815	914	15.7%
Amortization of intangible assets	4,712	4,712	—	—
Loss on disposal of assets	1	—	1	100.0%
Contingent consideration	—	3,570	(3,570)	(100.0)%

Total operating expenses	293,050	103,941	189,109	181.9%

Operating (loss) income	(113,028)	10,459	(123,487)	(1,180.7)%
Other income	(1,659)	(1,137)	(522)	45.9%
Financing expenses	1,594	1,959	(365)	(18.6)%

(Loss) income before taxes	(112,963)	9,637	(122,600)	(1,272.2)%
(Benefit from) provision for income taxes	(7,020)	1,629	(8,649)	(530.9)%

Net (loss) income	$(105,943)	$8,008	$(113,951)	(1,423.0)%

Service revenue
Service revenue for the three months ended June 30, 2021 and 2020 was $180.0 million and $114.4 million, respectively. Service revenue for the three months ended June 30, 2021 increased by $65.6 million or 57.4% when compared to the three months ended June 30, 2020. The period over period growth in Digital Customer Experience, Content Security and AI Operations contributed 37.0%, 10.4%, and 10.0%, respectively, of the total increase of 57.4% for the three months ended June 30, 2021. The 59.2% growth in Digital Customer Experience was primarily driven by an increase in volume of services to our existing customers and new customer wins. The 38.4% growth in Content Security was primarily driven by an increase in the volume of services to our existing customers. Our AI Operations service offering experienced year over year growth of 95.9% during the three months ended June 30, 2021 which was driven by an increase in the volume of services to our existing customers and new customer wins.

The following table shows service revenues by service offering for each period.

(in thousands)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Period over Period Change ($)	Period over Period Change (%)
Digital Customer Experience	$113,566	$71,345	$42,221	59.2%
Content Security	42,995	31,076	11,919	38.4%
AI Operations	23,461	11,979	11,482	95.9%

Service revenue	$180,022	$114,400	$65,622	57.4%

Service revenues by delivery geography
The majority of our service revenues are derived from contracts with clients who are either located in the United States, or with clients who are located outside of the United States but whereby the contract specifies payment in United States dollars. However, we deliver our services from multiple locations around the world.
The following table presents the breakdown of our service revenues by geographical location, based on where the services are provided.

(in thousands)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Period over Period Change ($)	Period over Period Change (%)
Philippines	$95,681	$62,842	$32,839	52.3%
United States	58,930	43,429	15,501	35.7%
Rest of World	25,411	8,129	17,282	212.6%

Service revenue	$180,022	$114,400	$65,622	57.4%

Revenues generated from services provided from our delivery sites in the Philippines grew from expansion in all three of our service offerings, Digital Customer Experience, Content Security and AI Operations, which contributed 32.0%, 14.7%, and 5.6% of the total increase of 52.3% in the Philippines, respectively.
Revenues generated from services provided from the United States grew primarily from expansion in two of our service offerings, Digital Customer Experience and AI Operations, which contributed 28.8% and 13.6% of the total increase of 35.7% in the United States, respectively, partially offset by a 6.7% decrease contributed by Content Security due to the shift in revenues to the Philippines and Rest of World.
Revenues generated from services provided from the Rest of World grew primarily from expansion in all three of our service offerings in India and Mexico.
Operating expenses
Cost of services
Cost of services for the three months ended June 30, 2021 and 2020 was $103.8 million and $64.1 million, respectively. Cost of services for the three months ended June 30, 2021 increased by $39.7 million, or 61.8%, when compared to the three months ended June 30, 2020. The change was primarily driven by an increase in personnel costs of $35.7 million related to an increase in headcount to meet the demand in services from our customers. The remaining increase included operational enablement costs incurred in response to the COVID pandemic.
Selling, general, and administrative expense
Selling, general, and administrative expense for the three months ended June 30, 2021 and 2020 was $177.8 million and $25.7 million, respectively. Selling, general, and administrative expense for the three months ended June 30, 2021 increased by $152.1 million, or 591.6%, when compared to the three months ended June 30, 2020. The increase was primarily driven by higher personnel costs of $146.3 million due primarily to expenses related to the one-time phantom shares bonuses and non-recurring teammate bonuses associated with the IPO of $133.7 million, as well as increased costs across functions in support of our growth in revenue and stock-based compensation expense for equity-classified awards of $5.8 million. The remaining increase included professional fees of $2.8 million primarily related to third parties who were engaged to assist with preparation for the IPO. We expect our stock-based compensation expense for equity-classified awards to increase in future periods as we recognize expense for the full periods, as well as future grants.
Depreciation
Depreciation for the three months ended June 30, 2021 and 2020 was $6.7 million and $5.8 million, respectively. The increase in depreciation is a result of capital expenditures for additional technology and computers in support of our company-wide work-from-home policy.
Amortization of intangible assets
Amortization of intangible assets for the three months ended June 30, 2021 and 2020 was $4.7 million. Amortization can be attributed to the recognition of client relationship and trade name intangible assets recognized in connection with the October 2018 transaction in which we were formed by affiliates of Blackstone as a vehicle for the acquisition of TaskUs Holdings, Inc. (the “Blackstone Acquisition”) that are being amortized on a straight-line basis.
Contingent consideration
We recognized expense related to the increase in the value of a contingent consideration liability of $3.6 million for cash payments due to the sellers in the Blackstone Acquisition as a result of tax benefits that became receivable by the Company during the three months ended June 30, 2020. See Note 8(b), “Contingent Consideration” in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional information.
Other income
Other income for the three months ended June 30, 2021 and 2020 was $1.7 million and $1.1 million, respectively. Changes in other income are driven by our exposure to foreign currency exchange risk resulting from our operations in foreign geographies, primarily the Philippines, offset by economic hedges using foreign currency exchange rate forward contracts.
Financing expense
Financing expense for the three months ended June 30, 2021 and 2020 was $1.6 million and $2.0 million, respectively. The decrease in financing expense is primarily driven by the decrease in the rate of LIBOR used to calculate the interest rate of the term loan. See “—Liquidity and Capital Resources—Indebtedness—2019 Credit Agreement” for additional discussion on term loan.
(Benefit from) provision for income taxes
(Benefit from) provision for income taxes for the three months ended June 30, 2021 and 2020 was $(7.0) million and $1.6 million, respectively. The effective tax rate for the three months ended June 30, 2021 and 2020 was 6.2% and 16.9%, respectively. There are certain items included within the (benefit from) provision for income taxes calculation which are directly related to the IPO and not expected to r ecur in future periods, including certain phantom s
hares bonuses and equity awards made to officers which are not deductible under Section 162(m) of the Internal Revenue Code. Additionally, there are costs related to the issuance of stock-based compensation included within the (benefit from) provision for income taxes calculation. If those costs directly related to the IPO and stock-based compensation are removed, the provision for income taxes would have been $4.4 million and the effective tax rate would have been 19.5% for the three months ended June 30, 2021.

The effective tax rate in the future will depend upon the proportion of income before provision for income taxes earned in the United states and in jurisdictions with a tax rate lower than the U.S. statutory rate, as well as a number of other factors, including the impact of new legislation.
Comparison of the Six Months Ended June 30, 2021 and 2020
The following tables set forth certain historical consolidated financial information for the six months ended June 30, 2021 and 2020.

	Six months ended June 30, 2021	Six months ended June 30, 2020	Period over Period Change ($)	Period Over Period Change (%)
Service revenue	$332,893	$216,829	$116,064	53.5%
Operating expenses:
Cost of services	191,828	125,918	65,910	52.3%
Selling, general, and administrative expense	209,308	51,440	157,868	306.9%
Depreciation	12,932	10,529	2,403	22.8%
Amortization of intangible assets	9,424	9,424	—	—
Loss (gain) on disposal of assets	28	(5)	33	(660.0)%
Contingent consideration	—	3,570	(3,570)	(100.0)%

Total operating expenses	423,520	200,876	222,644	110.8%

Operating (loss) income	(90,627)	15,953	(106,580)	(668.1)%
Other (income) expense	(905)	260	(1,165)	(448.1)%
Financing expenses	3,175	4,202	(1,027)	(24.4)%

(Loss) income before taxes	(92,897)	11,491	(104,388)	(908.4)%
(Benefit from) provision for income taxes	(3,461)	1,968	(5,429)	(275.9)%

Net (loss) income	$(89,436)	$9,523	$(98,959)	(1,039.2)%

Service revenue
Service revenue for the six months ended June 30, 2021 and 2020 was $332.9 million and $216.8 million, respectively. Service revenue for the six months ended June 30, 2021 increased by $116.1 million or 53.5% when compared to the six months ended June 30, 2020. The year over year growth in Digital Customer Experience, Content Security and AI Operations contributed 35.4%, 9.9%, and 8.2%, respectively, of the total increase of 53.5% for the six months ended June 30, 2021. The 56.2% growth in Digital Customer Experience was primarily driven by an increase in volume of services to our existing customers and new customer wins. The 37.3% growth in Content Security was primarily driven by an increase in volume of services to our existing customers. Our AI Operations service offering experienced growth of 78.8% during the six months ended June 30, 2021 which was driven by an increase in volume of services to our existing customers and new customer wins.
The following table shows service revenues by service offering for each period.

(in thousands)	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020	Period over Period Change ($)	Period over Period Change (%)
Digital Customer Experience	$213,277	$136,562	$76,715	56.2%
Content Security	79,122	57,614	21,508	37.3%
AI Operations	40,494	22,653	17,841	78.8%

Service revenue	$332,893	$216,829	$116,064	53.5%

Service revenues by delivery geography
The majority of our service revenues are derived from contracts with clients who are either located in the United States, or with clients who are located outside of the United States but whereby the contract specifies payment in United States dollars. However, we deliver our services from multiple locations around the world.
The following table presents the breakdown of our service revenues by geographical location, based on where the services are provided.

(in thousands)	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020	Period over Period Change ($)	Period over Period Change (%)
Philippines	$180,259	$118,716	$61,543	51.8%
United States	109,687	84,074	25,613	30.5%
Rest of World	42,947	14,039	28,908	205.9%

Service revenue	$332,893	$216,829	$116,064	53.5%

Revenues generated from services provided from our delivery sites in the Philippines grew from expansion in all three of our service offerings, Digital Customer Experience, Content Security and AI Operations, which contributed 30.2%, 15.2%, and 6.4% of the total increase of 51.8% in the Philippines, respectively.
Revenues generated from services provided from the United States growth resulted primarily from expansion in two of our service offerings, Digital Customer Experience and AI Operations, which contributed 26.0% and 9.3% of the total increase of 30.5% in the United States, respectively, partially offset by a 4.8% decrease contributed by Content Security due to the shift in revenues to the Philippines.
Revenues generated from services provided from the Rest of World growth was primarily driven by expansion in all three of our service offerings in India and Mexico.
Operating expenses
Cost of services
Cost of services for the six months ended June 30, 2021 and 2020 was $191.8 million and $125.9 million, respectively. Cost of services for the six months ended June 30, 2021 increased by $65.9 million, or 52.3%, when compared to the six months ended June 30, 2020. The change was primarily driven by an increase in personnel costs of $60.0 million related to an increase in headcount to meet the demand in services from our customers. The remaining increase included operational enablement costs incurred in response to the COVID pandemic.
Selling, general, and administrative expense
Selling, general, and administrative expense for the six months ended June 30, 2021 and 2020 was $209.3 million and $51.4 million, respectively. Selling, general, and administrative expense for the six months ended June 30, 2021 increased by $157.9 million, or 306.9%, when compared to the six months ended June 30, 2020. The increase was primarily driven by higher personnel costs of $148.5 million due primarily to expenses related to the one-time phantom shares bonuses and non-recurring teammate bonuses associated with the IPO of $133.7 million, as well as increased costs across functions in support of our growth in revenue and stock-based compensation expense for equity-classified awards of $5.8 million. The remaining increase included professional fees of $6.7 million due primarily to third parties who were engaged to assist with preparation for the IPO. We expect our stock-based compensation expense for equity-classified awards to increase in future periods as we recognize expense for the full periods, as well as any future grants.

Depreciation
Depreciation for the six months ended June 30, 2021 and 2020 was $12.9 million and $10.5 million, respectively. The increase in depreciation is a result of capital expenditures for additional technology and computers in support of our company-wide work-from-home policy.
Amortization of intangible assets
Amortization of intangible assets for the six months ended June 30, 2021 and 2020 was $9.4 million. Amortization can be attributed to the recognition of client relationship and trade name intangible assets recognized in connection with the Blackstone Acquisition that are being amortized on a straight-line basis.
Contingent consideration
We recognized expense related to the increase in the value of a contingent consideration liability of $3.6 million for cash payments due to the sellers in the Blackstone Acquisition as a result of tax benefits that became receivable by the Company during the six months ended June 30, 2020. See Note 8(b), “Contingent Consideration” in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional information.
Other (income) expense
Other (income) expense for the six months ended June 30, 2021 and 2020 was $(0.9) million and $0.3 million, respectively. Changes in other income are driven by our exposure to foreign currency exchange risk resulting from our operations in foreign geographies, primarily the Philippines, offset by economic hedges using foreign currency exchange rate forward contracts.
Financing expense
Financing expense for the six months ended June 30, 2021 and 2020 was $3.2 million and $4.2 million, respectively. The decrease in financing expense is primarily driven by the decrease in the rate of LIBOR used to calculate the interest rate of the term loan. See “—Liquidity and Capital Resources—Indebtedness—2019 Credit Agreement” for additional discussion on term loan.
(Benefit from) provision for income taxes
(Benefit from) provision for income taxes for the six months ended June 30, 2021 and 2020 was $(3.5) million and $2.0 million, respectively. Our effective tax rate for the six months ended June 30, 2021 and 2020 was 3.7% and 17.1%, respectively. There are certain items included within the provision for income taxes calculation which are directly related to the IPO and not expected to r ecur in future periods, including certain phantom s
hares bonuses and equity awards made to officers which are not deductible under Section 162(m) of the Internal Revenue Code. Additionally, there are costs related to the issuance of stock-based compensation included within the (benefit from) provision for income taxes calculation. If those costs directly related to the IPO and stock-based compensation expense are removed, the provision for income taxes would have been $8.0 million and the effective tax rate would have been 18.7% for the six months ended June 30, 2021.

Revenue by Top Clients
The table below sets forth the percentage of our total service revenues derived from our largest clients for the three months and six months ended June 30, 2021 and 2020:

	Percentage of Total Service Revenue
	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Top ten clients	63%	73%	64%	74%
Top twenty clients	77%	85%	78%	84%
Our clients are part of the rapidly growing Digital Economy and they rely on our suite of digital solutions to drive their continued success. For our existing clients, we benefit from our ability to grow as they grow and to cross sell new solutions, further deepening our entrenchment.
For the three months ended June 30, 2021 and 2020, we generated 27% and 33%, respectively, of our service revenue from Facebook, our largest client, and we generated 12% and 16%, respectively, of our service revenue from our second largest client, DoorDash. For the six months ended June 30, 2021 and 2020, we generated 28% and 32%, respectively, of our service revenue from Facebook, our largest client, and we generated 12% and 14%, respectively, of our service revenue from our second largest client, DoorDash.
We continue to identify and target high growth industry verticals and clients. Our strategy is to acquire new clients and further grow with our existing ones in order to achieve meaningful client and revenue diversification over time.
Foreign Currency
As a global company, we face exposure to movements in foreign currency exchange rates. Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenue, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into U.S. dollars. See “Quantitative and Qualitative Disclosures About Market Risk” for additional information on how foreign currency impacts our financial results.
Non-GAAP
Financial Measures
We use Adjusted Net Income, Adjusted Earnings Per Share (“EPS”), EBITDA and Adjusted EBITDA as key profitability measures to assess the performance of our business.
Each of the profitability measures described below are not recognized under GAAP and do not purport to be an alternative to net income as a measure of our performance. Such measures have limitations as analytical tools, and you should not consider any of such measures in isolation or as substitutes for our results as reported under GAAP. Adjusted Net Income, EBITDA, and Adjusted EBITDA exclude items that can have a significant effect on our profit or loss and should, therefore, be used in conjunction with profit or loss for the period. Our management compensates for the limitations of using non-GAAP
financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, these measures may not be comparable to other similarly titled measures of other companies.
Adjusted Net Income
Adjusted Net Income is a
non-GAAP
profitability measure that represents net income or loss for the period before the impact of amortization of intangible assets and certain items that are considered to hinder comparison of the performance of our businesses on a period-over-period basis or with other businesses. During the periods presented, we exclude from Adjusted Net Income amortization of intangible assets, offering costs, the effect of foreign currency gains and losses, losses on disposals of assets,
COVID-19
related expenses, severance costs, natural disaster costs, contingent consideration, one-time
payments associated with the IPO, stock-based compensation expense associated with equity-classified awards and the related effect on income taxes of certain pre-tax adjustments, which include costs that are required to be expensed in accordance with GAAP.

Our management believes that the inclusion of supplementary adjustments to net income applied in presenting Adjusted Net Income are appropriate to provide additional information to investors about certain material non-cash
items and about unusual items that we do not expect to continue at the same level in the future.
The following table reconciles net income, the most directly comparable GAAP measure, to Adjusted Net Income for the three months ended June 30, 2021 and 2020:

	Three months ended June 30, 2021	Three months ended June 30, 2020	Period over Period Change ($)	Period over Period Change (%)
(in thousands, except margin amounts)
Net (loss) income	$(105,943)	$8,008	$(113,951)	(1,423.0)%
Amortization of intangible assets	4,712	4,712	—	—
Offering costs (1)	2,432	—	2,432	100.0%
Foreign currency gains (2)	(1,595)	(1,114)	(481)	43.2%
Loss on disposal of assets	1	—	1	100.0%
COVID-19 related expenses (3)	3,711	1,320	2,391	181.1%
Severance costs (4)	—	472	(472)	(100.0)%
Contingent consideration	—	3,570	(3,570)	(100.0)%
Phantom shares bonus (5)	129,362	—	129,362	100.0%
Teammate IPO bonus (6)	4,361	—	4,361	100.0%
Stock-based compensation expense (7)	5,771	—	5,771	100.0%
Tax impacts of adjustments (8)	(11,440)	—	(11,440)	(100.0)%

Adjusted Net Income	$31,372	$16,968	$14,404	84.9%

Net (Loss) Income Margin (9)	(58.9)%	7.0%

Adjusted Net Income Margin (9)	17.4%	14.8%

(1)	Represents one-time professional service fees related to the preparation for the IPO that have been expensed during the period.
(2)	Realized and unrealized foreign currency gains include the effect of fair market value changes of forward contracts and remeasurement of U.S. dollar-denominated accounts to foreign currency.
(3)
Represents incremental expenses incurred that relate to the transition to a virtual operating model and incentive and leave pay granted to employees that are directly attributable to the
COVID-19
pandemic.

(4)	Represents severance payments as a result of certain cost optimization measures we undertook during the period.
(5)
Represents expense for
one-time
non-recurring
payments of $127.5 million to vested phantom shareholders in connection with the completion of the IPO, as well as associated payroll tax and 401(k) contributions.

(6)	Represents expense for non-recurring bonus payments to certain employees in connection with the completion of the IPO.
(7)	Represents stock-based compensation expense associated with equity-classified awards.
(8)
Represents tax impacts of adjustments to net (loss) income which resulted in a tax benefit during the period. These adjustments include phantom shares bonus related to the IPO and stock-based compensation expense after the IPO.

(9)	Net (Loss) Income Margin represents net (loss) income divided by service revenue and Adjusted Net Income Margin represents Adjusted Net Income divided by service revenue.

The following table reconciles net income, the most directly comparable GAAP measure, to Adjusted Net Income for the six months ended June 30, 2021 and 2020:

	Six months ended June 30, 2021	Six months ended June 30, 2020	Period over Period Change ($)	Period over Period Change (%)
(in thousands, except margin amounts)
Net (loss) income	$(89,436)	$9,523	$(98,959)	(1,039.2)%
Amortization of intangible assets	9,424	9,424	—	—
Offering costs (1)	5,761	—	5,761	100.0%
Foreign currency (gains) losses (2)	(808)	290	(1,098)	(378.6)%
Loss (gain) on disposal of assets	28	(5)	33	(660.0)%
COVID-19 related expenses (3)	6,105	3,759	2,346	62.4%
Severance costs (4)	—	570	(570)	(100.0)%
Natural disaster costs (5)	442	—	442	100.0%
Contingent consideration	—	3,570	(3,570)	(100.0)%
Phantom shares bonus (6)	129,362	—	129,362	100.0%
Teammate IPO bonus (7)	4,361	—	4,361	100.0%
Stock-based compensation expense (8)	5,771	—	5,771	100.0%
Tax impacts of adjustments (9)	(11,440)	—	(11,440)	(100.0)%

Adjusted Net Income	$59,570	$27,131	$32,439	119.6%

Net (Loss) Income Margin (10)	(26.9)%	4.4%

Adjusted Net Income Margin (10)	17.9%	12.5%

(1)	Represents one-time professional service fees related to the preparation for the IPO that have been expensed during the period.
(2)	Realized and unrealized foreign currency (gains) losses include the effect of fair market value changes of forward contracts and remeasurement of U.S. dollar-denominated accounts to foreign currency.
(3)
Represents incremental expenses incurred that relate to the transition to a virtual operating model and incentive and leave pay granted to employees that are directly attributable to the
COVID-19
pandemic.

(4)	Represents severance payments as a result of certain cost optimization measures we undertook during the year.
(5)
Represents
one-time
costs associated with emergency housing, transportation costs and bonuses for our employees in connection with the natural disaster related to the severe winter storm in Texas in February 2021.

(6)
Represents expense for
one-time
non-recurring
payments of $127.5 million to vested phantom shareholders in connection with the completion of the IPO, as well as associated payroll tax and 401(k) contributions.

(7)	Represents expense for non-recurring bonus payments to certain employees in connection with the completion of the IPO.
(8)	Represents stock-based compensation expense associated with equity-classified awards.
(9)
Represents tax impacts of adjustments to net (loss) income which resulted in a tax benefit during the period. These adjustments include phantom shares bonus related to the IPO and stock-based compensation expense after the IPO.

(10)	Net (Loss) Income Margin represents net (loss) income divided by service revenue and Adjusted Net Income Margin represents Adjusted Net Income divided by service revenue.
Adjusted
EPS
Adjusted EPS is a non-GAAP profitability measure that represents earnings available to shareholders excluding the impact of certain items that are considered to hinder comparison of the performance of our business on a period-over-period basis or with other businesses. Adjusted EPS is calculated as Adjusted Net income divided by our diluted weighted-average number of shares outstanding, including the impact of any potentially dilutive common stock equivalents that are anti-dilutive to GAAP net (loss) income per share – diluted (“GAAP diluted EPS”) but dilutive to Adjusted EPS. Our management believes that the inclusion of supplementary adjustments to earnings per share applied in presenting Adjusted EPS are appropriate to provide additional information to investors about certain material non-cash items and about unusual items that we do not expect to continue at the same level in the future.
The following table reconciles GAAP diluted EPS, the most directly comparable GAAP measure, to Adjusted EPS for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020
GAAP diluted EPS	$(1.14)	$0.09	$(0.97)	$0.10
Per share adjustments to net (loss) income (1)	1.48	0.09	1.61	0.20
Per share adjustments for GAAP anti-dilutive shares (2)	(0.02)	—	(0.01)	—

Adjusted EPS	$0.32	$0.18	$0.63	$0.30

Weighted-average common stock outstanding – Diluted	92,957,493	91,737,020	92,347,257	91,737,020
GAAP anti-dilutive shares (2)	4,599,736	—	2,299,868	—

Adjusted weighted-average shares outstanding	97,557,229	91,737,020	94,647,125	91,737,020

(1)
Reflects the aggregate adjustments made to reconcile Net (loss) income to Adjusted Net Income, as noted in the above table, divided by the GAAP diluted weighted-average number of shares outstanding for the relevant period.

(2)
Reflects the impact of awards that were anti-dilutive to GAAP diluted EPS since we were in a net loss position, and therefore not included in the calculation, but would be dilutive to Adjusted EPS and are therefore included in the calculation.

EBITDA and Adjusted EBITDA
EBITDA is a
non-GAAP
profitability measure that represents net income or loss for the period before the impact of the benefit from or provision for income taxes, financing expenses, depreciation, and amortization of intangible assets. EBITDA eliminates potential differences in performance caused by variations in capital structures (affecting financing expenses), tax positions (such as the availability of net operating losses against which to relieve taxable profits), the cost and age of tangible assets (affecting relative depreciation expense) and the extent to which intangible assets are identifiable (affecting relative amortization expense).
Adjusted EBITDA is a
non-GAAP
profitability measure that represents EBITDA before certain items that are considered to hinder comparison of the performance of our businesses on a period-over-period basis or with other businesses. During the periods presented, we exclude from Adjusted EBITDA offering costs, the effect of foreign currency gains and losses, losses on disposals of assets,
COVID-19
related expenses, severance costs, natural disaster costs, contingent consideration, one-time payments associated with the IPO and stock-based compensation expense associated with equity-classified awards, which include costs that are required to be expensed in accordance with GAAP. Our management believes that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors about certain material non-cash
items and about unusual items that we do not expect to continue at the same level in the future.
The following table reconciles net income, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the three months ended June 30, 2021 and 2020:

	Three months ended June 30, 2021	Three months ended June 30, 2020	Period over Period Change ($)	Period over Period Change (%)
(in thousands, except margin amounts)
Net (loss) income	$(105,943)	$8,008	$(113,951)	(1,423.0)%
(Benefit from) provision for income taxes	(7,020)	1,629	(8,649)	(530.9)%
Financing expenses	1,594	1,959	(365)	(18.6)%
Depreciation	6,729	5,815	914	15.7%
Amortization of intangible assets	4,712	4,712	—	—

EBITDA	$(99,928)	$22,123	$(122,051)	(551.7)%
Offering costs (1)	2,432	—	2,432	100.0%
Foreign currency gains (2)	(1,595)	(1,114)	(481)	43.2%
Loss on disposal of assets	1	—	1	100.0%
COVID-19 related expenses (3)	3,711	1,320	2,391	181.1%
Severance costs (4)	—	472	(472)	(100.0)%
Contingent consideration	—	3,570	(3,570)	(100.0)%
Phantom shares bonus (5)	129,362	—	129,362	100.0%
Teammate IPO bonus (6)	4,361	—	4,361	100.0%
Stock-based compensation expense (7)	5,771	—	5,771	100.0%

Adjusted EBITDA	$44,115	$26,371	$17,744	67.3%

Net (Loss) Income Margin (8)	(58.9)%	7.0%

Adjusted EBITDA Margin (8)	24.5%	23.1%

(1)	Represents one-time professional service fees related to the preparation for the IPO that have been expensed during the period.
(2)	Realized and unrealized foreign currency gains include the effect of fair market value changes of forward contracts and remeasurement of U.S. dollar-denominated accounts to foreign currency.
(3)
Represents incremental expenses incurred that relate to the transition to a virtual operating model and incentive and leave pay granted to employees that are directly attributable to the
COVID-19
pandemic.

(4)	Represents severance payments as a result of certain cost optimization measures we undertook during the period.
(5)
Represents expense for
one-time
non-recurring
payments of $127.5 million to vested phantom shareholders in connection with the completion of the IPO, as well as associated payroll tax and 401(k) contributions.

(6)	Represents expense for non-recurring bonus payments to certain employees in connection with the IPO.
(7)	Represents stock-based compensation expense associated with equity-classified awards.
(8)	Net (Loss) Income Margin represents net (loss) income divided by service revenue and Adjusted EBITDA Margin represents Adjusted EBITDA divided by service revenue.

The following table reconciles net income, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the six months ended June 30, 2021 and 2020:

	Six months ended June 30, 2021	Six months ended June 30, 2020	Period over Period Change ($)	Period over Period Change (%)
(in thousands, except margin amounts)
Net income	$(89,436)	$9,523	$(98,959)	(1,039.2)%
Provision for income taxes	(3,461)	1,968	(5,429)	(275.9)%
Financing expenses	3,175	4,202	(1,027)	(24.4)%
Depreciation	12,932	10,529	2,403	22.8%
Amortization of intangible assets	9,424	9,424	—	—

EBITDA	$(67,366)	$35,646	$(103,012)	(289.0)%
Offering costs (1)	5,761	—	5,761	100.0%
Foreign currency (gains) losses (2)	(808)	290	(1,098)	(378.6)%
Loss (gain) on disposal of assets	28	(5)	33	(660.0)%
COVID-19 related expenses (3)	6,105	3,759	2,346	62.4%
Severance costs (4)	—	570	(570)	(100.0)%
Natural disaster costs (5)	442	—	442	100.0%
Contingent consideration	—	3,570	(3,570)	(100.0)%
Phantom shares bonus (6)	129,362	—	129,362	100.0%
Teammate IPO bonus (7)	4,361	—	4,361	100.0%
Stock-based compensation expense (8)	5,771	—	5,771	100.0%

Adjusted EBITDA	$83,656	$43,830	$39,826	90.9%

Net (Loss) Income Margin (9)	(26.9)%	4.4%

Adjusted EBITDA Margin (9)	25.1%	20.2%

(1)	Represents one-time professional service fees related to the preparation for the IPO that have been expensed during the period.
(2)	Realized and unrealized foreign currency gains include the effect of fair market value changes of forward contracts and remeasurement of U.S. dollar-denominated accounts to foreign currency.
(3)	Represents one time expenses related to the transition to a virtual operating model and incentive and leave pay granted to employees that are directly attributable to the COVID-19 pandemic.
(4)	Represents severance payments as a result of certain cost optimization measures we undertook during the year.
(5)
Represents
one-time
costs associated with emergency housing, transportation costs and bonuses for our employees in connection with the natural disaster related to the severe winter storm in Texas in February 2021.

(6)
Represents expense for one-time
non-recurring
payments of $127.5 million to vested phantom shareholders in connection with the completion of the IPO, as well as associated payroll tax and 401(k) contributions.

(7)	Represents expense for non-recurring bonus payments to certain employees in connection with the IPO.
(8)	Represents stock-based compensation expense associated with equity-classified awards.
(9)	Net (Loss) Income Margin represents net (loss) income divided by service revenue and Adjusted EBITDA Margin represents Adjusted EBITDA divided by service revenue.

Liquidity and Capital Resources
As of June 30, 2021, our principal sources of liquidity were cash and cash equivalents totaling $195.9 million, which were held for working capital purposes, as well as the available balance of our 2019 Credit Facilities, described further below. We used the proceeds from the primary offering, together with cash on hand, to satisfy payments of approximately $127.5 million in respect of vested phantom shares in the third quarter of 2021. Historically, we have made investments in supporting the growth of our business, which were enabled in part by our positive cash flows from operations during these periods. We expect to continue to make similar investments in the future.
We have financed our operations primarily through cash received from operations. We believe our existing cash and cash equivalents and our 2019 Credit Facilities will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on several factors, including but not limited to our obligation to repay any amounts outstanding under our 2019 Credit Facilities, our revenue growth rate, timing of client billing and collections, the timing of expansion into new geographies, variability in the cost of delivering services in our geographies, the timing and extent of spending on technology innovation, the extent of our sales and marketing activities, and the introduction of new and enhanced service offerings and the continuing market adoption of our platform.
To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all. In particular, the widespread
COVID-19
pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when desired, our business, financial condition and results of operations could be adversely affected.
Although we are not currently a party to any material definitive agreement regarding potential investments in, or acquisitions of, complementary businesses, applications or technologies, we may enter into these types of arrangements, which could reduce our cash and cash equivalents, require us to seek additional equity or debt financing or repatriate cash generated by our international operations that could cause us to incur withholding taxes on any distributions. Additional funds from financing arrangements may not be available on terms favorable to us or at all.
As market conditions warrant, we and certain of our equity holders, including Blackstone and their respective affiliates, may from time to time seek to purchase our outstanding debt securities or loans, including the notes and borrowings under our 2019 Credit Facilities, in privately negotiated or open market transactions, by tender offer or otherwise. Subject to any applicable limitations contained in the agreements governing our indebtedness, any purchases made by us may be funded by the use of cash on our balance sheet or the incurrence of new secured or unsecured debt, including borrowings under our credit facilities. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material. Any such purchases may be with respect to a substantial amount of a particular class or series of debt, with the attendant reduction in the trading liquidity of such class or series. In addition, any such purchases made at prices below the “adjusted issue price” (as defined for U.S. federal income tax purposes) may result in taxable cancellation of indebtedness income to us, which amounts may be material, and in related adverse tax consequences to us.
Indebtedness
As of June 30, 2021, our total indebtedness was $242.0 million, including outstanding borrowings under our Revolving Credit Facility (as defined below) of $39.9 million.
2019 Credit Agreement
On September 25, 2019, we entered into a credit agreement (the “2019 Credit Agreement”) that included a $210 million term loan (the “Term Loan Facility”) and a $40 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “2019 Credit Facilities”). On April 30, 2021, the Company entered into Amendment No. 1 to our 2019 Credit Agreement with the existing lenders providing for $50.0 million incremental revolving credit commitments on the same terms as our existing revolving credit facility. We accounted for this amendment as a debt modification and recorded $0.3 million of debt financing fees which will be amortized, along with previously deferred fees, over the remaining term of the facility.

The Term Loan Facility matures on September 24, 2024 and requires quarterly principal payments of 0.25% of the original principal amount per quarter through September 30, 2020, 0.625% of the original principal amount through September 30, 2021, 1.25% of the original principal amount through September 30, 2022, 1.875% of the original principal amount through September 30, 2023 and 2.50% of the original principal amount thereafter, with any remaining principal due in a lump sum at the maturity date. As of June 30, 2021, $204.0 million was outstanding under the Term Loan Facility. The interest rate in effect for the Term Loan facility was 2.345% as of June 30, 2021.
The Revolving Credit Facility matures on September 24, 2024 and requires a commitment fee of 0.4% on undrawn commitments paid quarterly in arrears. As of June 30, 2021, the interest rate in effect was 2.345% on $39.9 million of outstanding borrowings under the Revolving Credit Facility. As of June 30, 2021, we had $50.1 million of borrowing availability under the Revolving Credit Facility.
The 2019 Credit Agreement contains certain affirmative and negative covenants applicable to us and our restricted subsidiaries, including, among other things, limitations on our Consolidated Total Net Leverage Ratio (as defined in the 2019 Credit Agreement) and restrictions on changes in the nature of our business, acquisitions and other investments, indebtedness, liens, fundamental changes, dispositions, prepayment of other indebtedness, repurchases of stock, cash dividends, and other distributions. The 2019 Credit Facilities are guaranteed by our material domestic subsidiaries and are secured by substantially all of our tangible and intangible assets, including our intellectual property, and the equity interests of our subsidiaries, subject to certain exceptions.
See Note 7, “Long-Term Debt” in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our debt.
Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated.

	Six Months ended June 30, 2021	Six Months ended June 30, 2020
(in thousands)
Net cash provided by operating activities	$45,677	$22,603
Net cash used in investing activities	(23,453)	(18,815)
Net cash provided by financing activities	67,733	39,353

Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2021 was $45.7 million compared to net cash provided by operating activities of $22.6 million for the six months ended June 30, 2020. Net cash provided by operating activities for the six months ended June 30, 2021 reflects changes in operating assets and liabilities of $115.0 million primarily driven by a $150.5 million change in accrued payroll and employee-related liabilities due primarily to the one-time phantom shares bonuses that were accrued but not yet paid, partially offset by a $41.2 million change in accounts receivable. These changes were partially offset by the net loss of $89.4 million, reduced by the add back for non-cash
charges totaling $20.1 million primarily driven by $12.9 million in depreciation, $9.4 million of amortization related to intangibles recognized as a result of the Blackstone Acquisition, and $5.8 million of stock-based compensation expense, partially offset by deferred taxes of $10.5 million.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2021 was $23.5 million compared to net cash used in investing activities of $18.8 million for the six months ended June 30, 2020. Net cash used in investing activities primarily consisted of investments in technology and computers.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2021 was $67.7 million compared to net cash provided by financing activities of $39.4 million for the six months ended June 30, 2020. Net cash provided by financing activities for the six months ended June 30, 2021 consisted of proceeds from the IPO, net of underwriters’ fees, partially offset by distribution of dividends and payments on long-term debt. Net cash provided by financing activities for the six months ended June 30, 2020 consisted primarily of cash proceeds from our Revolving Credit Facility of $39.9 million.
JOBS Act Accounting Election
We qualify as an emerging growth company pursuant to the provisions of the JOBS Act. The JOBS Act permits an emerging growth company like us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to use the extended transition period until we are no longer an emerging growth company or until we choose to affirmatively and irrevocably opt out of the extended transition period. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements applicable to public companies.
Critical Accounting Policies and Estimates
Except as described in Note 2, “Summary of Significant Accounting Policies in the Notes to Unaudited Condensed Consolidated Financial Statements, and discussed below, there have been no material changes to our critical accounting policies or in the underlying accounting assumptions and estimates used in such policies as reported in the prospectus.
Upon completion of the IPO, a public trading market for our common stock was established, and as a result, it is no longer necessary for our board of directors or management to estimate the fair value of our common stock in connection with our accounting for granted stock options, as the fair value of our common stock will be determined based on its trading price on Nasdaq. See Note 9, “Employee Compensation” in the Notes to Unaudited Condensed Consolidated Financial Statements, for additional information.
Recent Accounting Pronouncements
For additional information regarding recent accounting pronouncements adopted and under evaluation, refer to Note 2, “Summary of Significant Accounting Policies” in the Notes to Unaudited Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our activities expose us to a variety of financial risks: market risk (includes foreign currency), interest rate risk and credit risk.
Foreign Currency Risk
Our exposure to market risk arises principally from exchange rate risk. Although substantially all of our revenues are denominated in U.S. dollars, a substantial portion of our expenses were incurred and paid in the Philippine peso in the six months ended June 30, 2020 and the six months ended June 30, 2021. We also incur expenses in U.S. dollars, and currencies of the other countries in which we have operations. The exchange rates among the Philippine peso and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future.
The average exchange rate of the Philippine peso against the U.S. dollar decreased from 50.66 pesos during the six months ended June 30, 2020 to 48.24 pesos during the six months ended June 30, 2021, representing an appreciation of the Philippine peso of 4.8%. Based upon our level of operations during the six months ended June 30, 2021 and excluding any forward contract arrangements that we had in place during that period, a 10% appreciation/depreciation in the Philippine Peso against the U.S. dollar would have increased or decreased our expenses incurred and paid in the Philippine Peso by approximately $17.3 million or $14.2 million, respectively, in the six months ended June 30, 2021.
In order to mitigate our exposure to foreign currency fluctuation risks and minimize the earnings and cash flow volatility associated with forecasted transactions denominated in certain foreign currencies, we enter into foreign currency forward contracts. These derivatives do not qualify as fair value hedges under ASC No. Topic 815, Derivatives and Hedging (“ASC 815”). Changes in the fair value of these derivatives are recognized in the consolidated statements of income and are included in other income. These contracts must be settled on the day of maturity or may be canceled subject to the receipts or payments of any gains or losses respectively, equal to the difference between the contract exchange rate and the market exchange rate on the date of cancellation. We do not enter into foreign currency forward contracts for speculative or trading purposes.
For the three and six months ended June 30, 2021, we realized gains of $0.6 million and $1.4 million, respectively, resulting from the settlement of forward contracts were included within other (income) expense.
For the three and six months ended June 30, 2021, we had outstanding forward contracts. The forward contract receivable resulting from change in fair value was recorded under other current assets. For the three and six months ended June 30, 2021, the unrealized (gains) losses on the forward contracts of $(0.1) million and $1.7 million, respectively, were included within other (income) expense.
We also enter into foreign currency exchange rate contracts to economically hedge our intercompany balances and other monetary assets and liabilities denominated in currencies other than functional currencies. These derivatives do not qualify as fair value hedges under ASC No. Topic 815, Derivatives and Hedging (“ASC 815”). Changes in the fair value of these derivatives are recognized in the consolidated statements of income and are included in foreign exchange gain/(loss). These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on the settlement of these derivatives are intended to offset revaluation losses and gains on the assets and liabilities being hedged.
Interest Rate Risk
Our exposure to market risk is influenced by the changes in interest rates paid on any outstanding balance on our borrowings, mainly under our 2019 Credit Facilities. All of our borrowings outstanding under the 2019 Credit Facilities as of June 30, 2021 accrue interest at LIBOR plus 2.25%. We entered into our 2019 Credit Facilities on September 25, 2019 and our total principal balance outstanding as of June 30, 2021 was $243.8. Based on the outstanding balances and interest rates under the 2019 Credit Facilities as of June 30, 2021, a hypothetical 10.0% increase or decrease in LIBOR would cause an increase or decrease in interest expense of less than $0.1 million over the next 12 months.
Credit Risk
As of June 30, 2021, we had accounts receivable, net of allowance for doubtful accounts, of $127.9 million, of which $39.1 million was owed by two of our clients. Collectively, these clients represented approximately 30% of our accounts receivable as of June 30, 2021, and nearly 40% of our service revenue for the six months ended June 30, 2021.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in
Rules 13a-15(e)
and
15d-15(e)
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2021. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may become subject to legal proceedings, claims, and litigation arising in the ordinary course of business. We are not currently a party to any material legal proceedings, nor are we aware of any pending or threatened litigation that would have a material adverse effect on our business, financial condition, operating results, or cash flows should such litigation be resolved unfavorably.
Item 1A. Risk Factors

We are subject to various risks that could have a material adverse impact on our financial position, results of operations or cash flows. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the factors discussed under “Risk Factors” in the prospectus. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our financial position, results of operations or cash flows. There have been no material changes to the risk factors included in the prospectus. You should carefully consider the risk factors set forth in the prospectus and the other information set forth elsewhere in this Quarterly Report on Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds
On June 15, 2021, we completed our initial public offering of our Class A Common Stock, which consisted of (i) 5,553,154 shares of Class A Common Stock issued and sold by the Company and (ii) 9,626,846 shares of Class A Common Stock sold by certain selling stockholders (including 1,980,000 shares of Class A Common Stock pursuant to the full exercise of the underwriters’ option to purchase additional shares). The shares sold in the offering were registered under the Securities Act pursuant to our Registration Statement on Form
S-1
(File
No. 333-255190)
which was declared effective by the SEC on June 10, 2021. Our shares of Class A Common Stock were sold at an initial offering price of $23.000 per share ($21.735 per share, after deducting underwriting discounts and commissions), which generated net proceeds to us of approximately $120.7 million after deducting underwriting discounts and commissions of approximately $7.0 million. We incurred offering expenses of approximately $30.5 million, including costs associated with the offering by the selling stockholders. In the third quarter of 2021, we used the proceeds from the offering, together with cash on hand, to satisfy payments of approximately $127.5 million in respect of vested phantom shares, including $23.5 million in respect of vested phantom shares held by certain of our executive officers, that became due upon the completion of the offering, including $10.1 million in deferred dividend payments in respect of such vested phantom shares. We did not receive any proceeds from the sale of shares of our Class A Common Stock in the offering by the selling stockholders.
Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC acted as lead book-running managers and representatives of the underwriters for the offering. BofA Securities, Inc., Morgan Stanley & Co. LLC, Robert W. Baird & Co. Incorporated, RBC Capital Markets, LLC, Wells Fargo Securities, LLC and William Blair & Company, L.L.C. acted as joint book-runners for the offering. Blackstone Securities Partners L.P., TD Securities (USA) LLC, BTIG, LLC, Fifth Third Securities, Inc., AmeriVet Securities, Inc., Blaylock Van, LLC, C.L. King & Associates, Inc. and Penserra Securities LLC acted as co-managers
for the offering.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Employment Agreements
We have entered into an employment agreement with each of Jarrod Johnson, our Chief Customer Officer, and Balaji Sekar, our Chief Financial Officer. Mr. Johnson’s agreement supersedes his previous offer letter, which contained a severance provision. Mr. Sekar did not previously have an employment agreement.
Johnson Employment Agreement
TaskUs Holdings, Inc. entered into an Employment Agreement with Mr. Johnson on August 5, 2021 (the “Johnson Employment Agreement”) pursuant to which Mr. Johnson continues to serve as our Chief Customer Officer. The Johnson Employment Agreement is effective from July 22, 2021 through July 1, 2025, after which it will automatically be extended for successive one-year terms, until terminated, which termination may be made by either us or Mr. Johnson. Pursuant to the Johnson Employment Agreement, Mr. Johnson is entitled to receive an annual base salary of $350,000 and is eligible to receive an annual incentive bonus, subject to the terms of the annual bonus plan under which it is granted. Under the Johnson Employment Agreement, Mr. Johnson received certain long-term incentive awards under our 2021 Omnibus Incentive Plan, as described below.
In the event Mr. Johnson’s employment is terminated by us without “cause”, or Mr. Johnson resigns from employment with “good reason”, in each case as defined in the Johnson Employment Agreement, subject to his execution of an effective release of claims in favor of the Company, he is entitled to receive separation pay in an amount equal to the sum of his annual base salary and target annual bonus for the year in which such termination of employment occurs.
The Johnson Employment Agreement prohibits Mr. Johnson from competing with our business during employment and for one year following the termination of Mr. Johnson’s employment for any reason. The Johnson Employment Agreement further prohibits Mr. Johnson from soliciting our employees or clients during employment and for two years following the termination of Mr. Johnson’s employment for any reason.
Mr. Johnson is also party to a confidential information and invention assignment agreement which contains a perpetual confidentiality covenant and an intellectual property assignment provision in favor of TaskUs Holdings, Inc.
The foregoing description of the Johnson Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Johnson Employment Agreement, which is attached hereto as Exhibit 10.8, and is incorporated herein by reference.
Sekar Employment Agreement
TaskUs Holdings, Inc. entered into an Employment Agreement with Mr. Sekar on August 5, 2021 (the “Sekar Employment Agreement”) pursuant to which Mr. Sekar continues to serve as our Chief Financial Officer. The Sekar Employment Agreement is effective from July 22, 2021 through July 1, 2025, after which it will automatically be extended for successive one-year terms, until terminated, which termination may be made by either us or Mr. Sekar. Pursuant to the Sekar Employment Agreement, Mr. Sekar is entitled to receive an annual base salary of $350,000 and is eligible to receive an annual incentive bonus, subject to the terms of the annual bonus plan under which it is granted. Under the Sekar Employment Agreement, Mr. Sekar received certain long-term equity incentive awards under our 2021 Omnibus Incentive Plan, as described below.
In the event Mr. Sekar’s employment is terminated by us without “cause” or Mr. Sekar resigns from employment with “good reason”, in each case as defined in the Sekar Employment Agreement, subject to his execution of an effective release of claims in favor of the Company, he is entitled to receive separation pay in an amount equal to the sum of his annual base salary and target annual bonus for the year in which such termination of employment occurs.
The Sekar Employment Agreement prohibits Mr. Sekar from competing with our business during employment and for one year following the termination of Mr. Sekar’s employment for any reason. The Sekar Employment Agreement further prohibits Mr. Sekar from soliciting our employees or clients during employment and for two years following the termination of Mr. Sekar’s employment for any reason.
Mr. Sekar is also party to a confidential information and invention assignment agreement which contains a perpetual confidentiality covenant and an intellectual property assignment provision in favor of TaskUs Holdings, Inc.
The foregoing description of the Sekar Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Sekar Employment Agreement, which is attached hereto as Exhibit 10.9, and is incorporated herein by reference.
Equity Awards
In connection with the employment agreements described above, on August 5, 2021, our board of directors granted Messrs. Johnson and Sekar certain long-term equity incentive awards under the TaskUs, Inc. 2021 Omnibus Incentive Plan (the “Omnibus Incentive Plan”). Our board of directors granted Mr. Johnson (i) 199,071 time-based restricted stock units (“RSUs”), (ii) 232,250 time-based stock options, and (iii) 66,357 performance-based restricted stock units (“PSUs”). Our board granted Mr. Sekar (i) 199,071 RSUs and (ii) 199,071 time-based stock options.
As a condition to receiving each of the long-term incentive awards described above, Messrs. Johnson and Sekar were required to enter into award agreements with us that governs the rights of Messrs. Johnson and Sekar with respect to the long-term incentive awards.
The RSU award agreements provide that 20% of the RSUs vest on each of the first three anniversaries of the vesting reference date, and the remaining 40% on the fourth anniversary of the vesting reference date, such that they will be fully vested on the fourth anniversary of the grant date, subject to continuous service through each vesting date. The vesting commencement date for the RSUs awarded to each of Messrs. Sekar and Johnson is August 5, 2021.
The stock option award agreements provide that 20% of the stock options vest on each of the first three anniversaries of the vesting reference date, and the remaining 40% on the fourth anniversary of the vesting reference date, such that they will be fully vested on the fourth anniversary of the grant date, subject to continuous service through each vesting date. The vesting commencement date for the stock options awarded to each of Messrs. Sekar and Johnson is August 5, 2021 and the exercise price is $30.14, which was the closing price per share of our common stock on the Nasdaq Global Select Market on August 5, 2021.
Mr. Johnson’s PSU award agreement provides that his PSU award will remain outstanding and eligible to vest on the fourth anniversary of the grant date, based on the achievement of market capitalization CAGR levels. 50% of the PSUs will vest if we achieve a market capitalization CAGR of at least 25.1% for the four-year period beginning on the grant date and ending on the fourth anniversary of the grant date (the “Performance Period”). 100% of the PSUs will vest if we achieve a market capitalization CAGR of at least 35.1% for the Performance Period. None of the PSUs will vest if we fail to achieve a market capitalization CAGR of at least 25.1%.
The foregoing description of the long-term incentive awards does not purport to be complete and is qualified in its entirety by reference to the full text of the forms of award agreement, which are attached hereto as Exhibits 10.10, 10.11 and 10.12, and are incorporated herein by reference.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation of TaskUs, Inc., dated as of June 10, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 15, 2021).

3.2	Second Amended and Restated Bylaws of TaskUs, Inc., dated as of June 10, 2021 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 15, 2021).

10.1	Amended and Restated Stockholders Agreement, dated as of June 15, 2021, by and among the Company and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 15, 2021).

10.2	Registration Rights Agreement, dated as of June 15, 2021, by and among the Company and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 15, 2021).

10.3	TaskUs, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 15, 2021).

10.4	Amended and Restated 2019 TaskUs, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 15, 2021).

10.5	Form of Restricted Stock Unit Agreement (Founder’s Award) under TaskUs, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A filed on May 6, 2021).

10.6	Form of Option Agreement (Founder’s Award) under TaskUs, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement Form S-1/A filed on May 6, 2021).

10.7	Form of Performance Stock Unit Agreement (Founder’s Award) under TaskUs, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed on May 6, 2021)

10.8	Executive Employment Agreement, dated as of August 5, 2021, by and between the Company and Jarrod Johnson.

10.9	Executive Employment Agreement, dated as of August 5. 2021, by and between the Company and Balaji Sekar.

10.10	Form of Restricted Stock Unit Agreement under TaskUs, Inc. 2021 Omnibus Incentive Plan.

10.11	Form of Option Agreement under TaskUs, Inc. 2021 Omnibus Incentive Plan.

10.12	Form of Performance Stock Unit Agreement under TaskUs, Inc. 2021 Omnibus Incentive Plan

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document– the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished herewith.
The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure except for the terms of the agreements or other documents themselves, and you should not rely on them for other than that purpose. In particular, any representations and warranties made by the Company in these agreements or other documents were made solely within the specific context of the relevant agreement or document and do not apply in any other context or at any time other than the date they were made.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TASKUS, INC.
(Registrant)

Date:	August 11, 2021	By:	/s/ Balaji Sekar
Balaji Sekar
Chief Financial Officer
(Principal Financial Officer)
(Authorized Signatory)

Date:	August 11, 2021	By:	/s/ Steven Amaya
Steven Amaya
Vice President—Finance
(Principal Accounting Officer)