Form 10-Q
period 2021-09-30
TaskUs, Inc.
filed 2021-11-12
CIK 1829864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_____________to______________
Commission File Number: 001-40482
_______________________
TaskUs, Inc.
(Exact name of registrant as specified in its charter)
_______________________

Delaware	83-1586636
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

1650 Independence Drive, Suite 100 New Braunfels, Texas	78132
Address of principal executive offices	Zip Code
(888) 400-8275
Registrant’s telephone number, including area code
N/A
Former name, former address and former fiscal year, if changed since last report
_______________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	TASK	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 8, 2021, the number of shares outstanding of the registrant’s common stock was as follows: Class A common stock, par value $0.01 per share: 27,257,480; Class B common stock, par value $0.01 per share: 70,032,694.

TASKUS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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
Our actual results may differ significantly from any results expressed or implied by any forward-looking statements. A summary of the principal risk factors that might cause our actual results to differ from our forward-looking statements is set forth below. The following is only a summary of the principal risks that may materially adversely affect our business, financial condition and results of operations. This summary should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth under “Risk Factors” in our prospectus dated October 20, 2021 (the "prospectus"), as filed with the Securities and Exchange Commission (the “SEC”) on October 22, 2021 pursuant to Rule 424(b)(4) under the Securities Act, and in this Quarterly Report, as such risk factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. Such risks and uncertainties include, but are not limited to, the following:
•our business is dependent on key clients, and the loss of a key client could have an adverse effect on our business and results of operations;
•a loss of business or non-payment from significant clients could materially affect our results of operations;
•we may fail to cost-effectively acquire new, high-growth clients, which would adversely affect our business, financial condition and results of operations;
•if we provide inadequate service or cause disruptions in our clients’ businesses or fail to comply with the quality standards required by our clients under our agreements, it could result in significant costs to us, the loss of our clients and damage to our corporate reputation;
•unauthorized or improper disclosure of personal or other sensitive information, or security breaches and incidents, whether inadvertent or purposeful, including as the result of a cyber-attack, could result in liability and harm our reputation, each of which could adversely affect our business, financial condition, results of operations and prospects;
•because content moderation is a large portion of our business we may be subject to negative publicity or liability or face difficulties retaining and recruiting employees, any of which could have an adverse effect on our reputation, business, financial condition and results of operations;
•our failure to detect and deter criminal or fraudulent activities or other misconduct by our employees could result in loss of trust from our clients and negative publicity, which would have an adverse effect on our business and results of operations;
•global economic and political conditions, especially in the social media and meal delivery and transport industries from which we generate most of our revenue, could adversely affect our business, results of operations, financial condition and prospects;
•our business is heavily dependent upon our international operations, particularly in the Philippines and India, and any disruption to those operations would adversely affect us;
•our business is subject to a variety of U.S. and international laws and regulations, including those regarding privacy and data security, and we or our clients may be subject to regulations related to the handling and transfer of certain types of sensitive and confidential information; any failure to comply with applicable privacy and data security laws and regulations could harm our business, results of operations and financial condition;
•our business depends in part on our capacity to invest in technology as it develops, and substantial increases in the costs of technology and telecommunications services or our inability to attract and retain the necessary technologists could have a material adverse effect on our business, financial condition, results of operations and prospects;
•our results of operations and ability to grow could be materially affected if we cannot adapt our services and solutions to changes in technology and client expectations;
•fluctuations against the U.S. dollar in the local currencies in the countries in which we operate could have a material effect on our results of operations;
•our business depends on a strong brand and corporate reputation, and if we are not able to maintain and enhance our brand, our ability to expand our client base will be impaired and our business and operating results will be adversely affected;
•competitive pricing pressure may reduce our revenue or gross profits and adversely affect our financial results;
•the success of our business depends on our senior management and key employees;
•our management team has limited experience managing a public company;
•the ongoing COVID-19 pandemic, including the resulting global economic uncertainty and measures taken in response to the pandemic, has adversely impacted our business, financial condition and results of operations, and may continue to do so;
•affiliates of The Blackstone Group Inc. and our Co-Founders Bryce Maddock and Jaspar Weir control us and their interests may conflict with ours or yours in the future; and
•the dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our common stock prior to the completion of our initial public offering, and it may depress the trading price of our Class A common stock.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TASKUS, INC.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share data)

Assets	September 30, 2021	December 31, 2020
Current assets:
Cash	$61,330	$107,728
Accounts receivable, net of allowance for doubtful accounts of $2,931 and $2,294, respectively	157,605	87,782
Other receivables	691	105
Prepaid expenses	8,654	13,032
Income tax receivable	2,232	1,606
Other current assets	2,729	1,051
Total current assets	233,241	211,304
Noncurrent assets:
Property and equipment, net	72,143	56,957
Deferred tax assets	539	585
Intangibles	226,160	240,295
Goodwill	195,735	195,735
Other noncurrent assets	3,714	2,630
Total noncurrent assets	498,291	496,202
Total assets	$731,532	$707,506
Liabilities and Shareholders’ Equity
Liabilities:
Current liabilities:
Accounts payable and accrued liabilities	$44,767	$41,935
Accrued payroll and employee-related liabilities	43,920	21,994
Current portion of debt	49,822	45,984
Current portion of income tax payable	2,152	—
Deferred revenue	6,847	4,711
Deferred rent	394	218
Total current liabilities	147,902	114,842
Noncurrent liabilities:
Income tax payable	2,988	2,988
Long-term debt	191,039	198,768
Deferred rent	2,735	2,194
Accrued payroll and employee-related liabilities	2,640	2,641
Deferred tax liabilities	41,244	50,936
Total noncurrent liabilities	240,646	257,527
Total liabilities	388,548	372,369
Commitments and Contingencies (See Note 8)
Shareholders’ equity:
Class A Common stock, $0.01 par value. Authorized 2,500,000,000; 15,180,000 and no shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	152	—
Class B Convertible Common stock, $0.01 par value. Authorized 250,000,000; 82,110,174 and 91,737,020 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	821	917
Additional paid-in capital	539,060	398,202
Accumulated deficit	(195,198)	(67,398)
Accumulated other comprehensive income (loss)	(1,851)	3,416
Total shareholders’ equity	342,984	335,137
Total liabilities and shareholders’ equity	$731,532	$707,506
See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Service revenue	$201,053	$122,425	$533,946	$339,254
Operating expenses:
Cost of services	112,423	65,378	304,251	191,296
Selling, general, and administrative expense	60,342	32,190	269,650	83,630
Depreciation	7,422	3,696	20,354	14,225
Amortization of intangible assets	4,711	4,711	14,135	14,135
Loss on disposal of assets	26	155	54	150
Contingent consideration	—	—	—	3,570
Total operating expenses	184,924	106,130	608,444	307,006
Operating income (loss)	16,129	16,295	(74,498)	32,248
Other expense	1,204	628	299	888
Financing expenses	1,633	1,647	4,808	5,849
Income (loss) before income taxes	13,292	14,020	(79,605)	25,511
Provision for (benefit from) income taxes	1,656	2,564	(1,805)	4,532
Net income (loss)	$11,636	$11,456	$(77,800)	$20,979
Net income (loss) per common share:
Basic	$0.12	$0.12	$(0.83)	$0.23
Diluted	$0.11	$0.12	$(0.83)	$0.23
Weighted-average number of common shares outstanding:
Basic	97,290,174	91,737,020	93,994,896	91,737,020
Diluted	109,426,011	91,737,020	93,994,896	91,737,020
See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income (loss)	$11,636	$11,456	$(77,800)	$20,979
Retirement benefit reserves	37	4	29	6
Foreign currency translation adjustments	(3,957)	1,695	(5,296)	2,702
Comprehensive income (loss)	$7,716	$13,155	$(83,067)	$23,687
See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)

	Capital stock and additional paid-in capital					Accumulated deficit	Accumulated other comprehensive income	Total shareholders’ equity
	Class A Common stock		Class B Common stock		Additional paid-in capital
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	—	$—	91,737,020	$917	$398,202	$(101,931)	$312	$297,500
Net income	—	—	—	—	—	1,515	—	1,515
Other comprehensive loss	—	—	—	—	—	—	(224)	(224)
Balance as of March 31, 2020	—	$—	91,737,020	$917	$398,202	$(100,416)	$88	$298,791
Net income	—	—	—	—	—	8,008	—	8,008
Other comprehensive income	—	—	—	—	—	—	1,233	1,233
Balance as of June 30, 2020	—	$—	91,737,020	$917	$398,202	$(92,408)	$1,321	$308,032
Net income	—	—	—	—	—	11,456	—	11,456
Other comprehensive income	—	—	—	—	—	—	1,699	1,699
Balance as of September 30, 2020	—	$—	91,737,020	$917	$398,202	$(80,952)	$3,020	$321,187

	Capital stock and additional paid-in capital					Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	Class A Common stock		Class B Common stock		Additional paid-in capital
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	—	$—	91,737,020	$917	$398,202	$(67,398)	$3,416	$335,137
Net income	—	—	—	—	—	16,507	—	16,507
Other comprehensive loss	—	—	—	—	—	—	(855)	(855)
Balance as of March 31, 2021	—	$—	91,737,020	$917	$398,202	$(50,891)	$2,561	$350,789
Issuance on Class A Common stock in the initial public offering primary offering, net of underwriters’ fees and offering costs	5,553,154	56	—	—	115,844	—	—	115,900
Conversion of Class B Common stock	9,626,846	96	(9,626,846)	(96)	—	—	—	—
Stock-based compensation expense	—	—	—	—	5,771	—	—	5,771
Distribution of dividends ($0.55 per share)	—	—	—	—	—	(50,000)	—	(50,000)
Net loss	—	—	—	—	—	(105,943)	—	(105,943)
Other comprehensive loss	—	—	—	—	—	—	(492)	(492)
Balance as of June 30, 2021	15,180,000	$152	82,110,174	$821	$519,817	$(206,834)	$2,069	$316,025
Stock-based compensation expense	—	—	—	—	19,243	—	—	19,243
Net income	—	—	—	—	—	11,636	—	11,636
Other comprehensive loss	—	—	—	—	—	—	(3,920)	(3,920)
Balance as of September 30, 2021	15,180,000	$152	82,110,174	$821	$539,060	$(195,198)	$(1,851)	$342,984
See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(77,800)	$20,979
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	20,354	14,220
Amortization of intangibles	14,135	14,135
Amortization of debt financing fees	387	343
Loss on disposal of assets	54	150
Provision for losses on accounts receivable	705	2,229
Unrealized foreign exchange losses on forward contracts	5,831	1,339
Deferred taxes	(9,692)	(2,876)
Stock-based compensation expense	25,014	—
Changes in operating assets and liabilities:
Accounts receivable	(70,560)	(25,445)
Other receivables, prepaid expenses, and other current assets	(4,753)	(10)
Other noncurrent assets	(1,211)	(397)
Accounts payable and accrued liabilities	4,793	9,326
Accrued payroll and employee-related liabilities	24,524	12,788
Income tax payable	1,820	(3,343)
Deferred revenue	2,139	1,722
Deferred rent	834	469
Net cash provided by (used in) operating activities	(63,426)	45,629
Cash flows from investing activities:
Purchase of property and equipment	(38,603)	(21,886)
Net cash used in investing activities	(38,603)	(21,886)
Cash flows from financing activities:
Proceeds from borrowing, Revolving credit facility	—	39,878
Payments on long-term debt	(3,938)	(1,575)
Payments for debt financing fees	(340)	—
Proceeds from issuance of common stock, net of underwriters’ fees	120,698	—
Payments for offering costs	(4,327)	—
Distribution of dividends	(50,000)	—
Net cash provided by financing activities	62,093	38,303
Increase (decrease) in cash and cash equivalents	(39,936)	62,046
Effect of exchange rate changes on cash	(6,462)	2,720
Cash and cash equivalents at beginning of period	107,728	37,541
Cash and cash equivalents at end of period	$61,330	$102,307
See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Notes to Unaudited Condensed Consolidated
Financial Statements
1. Description of Business and Organization
TaskUs, Inc. (formerly known as TU TopCo, Inc.) (“TaskUs” and, together with its subsidiaries, the “Company,” “we,” “us” or “our”) was formed by investment funds affiliated with Blackstone Inc. (“Blackstone”) as a vehicle for the acquisition of TaskUs Holdings, Inc. (formerly known as TaskUs, Inc.) (“TaskUs Holdings”) on October 1, 2018 (the “Blackstone Acquisition”). Prior to the Blackstone Acquisition, TaskUs had no operations and TaskUs Holdings operated as a standalone entity.
In connection with the Company’s June 2021 initial public offering (“IPO”), on June 10, 2021, the Company amended and restated its certificate of incorporation to effect a ten-for-one forward stock split of its outstanding common stock and authorized two classes of ownership interests. See Note 11, “Shareholders’ Equity” for additional information.
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
The Company’s major service offerings are described in more detail below:
•Digital Customer Experience: Principally consists of omni-channel customer care services primarily delivered through digital (non-voice) channels.
•Content Security: Principally consists of review and disposition of user and advertiser generated content for purposes which include removal or labeling of policy violating, offensive or misleading content.
•AI Operations: Principally consists of data labeling, annotation and transcription services performed for the purpose of training and tuning AI algorithms through the process of machine learning.
2. Summary of Significant Accounting Policies
(a) Basis of Presentation
The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Our prospectus dated October 20, 2021 (the "prospectus"), as filed with the Securities and Exchange Commission (the “SEC”) on October 22, 2021, includes a discussion of the significant accounting policies used in the preparation of our consolidated financial statements. There were no material changes to our significant accounting policies during the nine months ended September 30, 2021.
These unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with US GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in our prospectus. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2021 and its results of operations, comprehensive income (loss) and shareholders’ equity for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020. The condensed consolidated balance sheet as of December 31, 2020, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.
The accompanying financial statements and related notes to the financial statements give retroactive effect to the stock split for all periods presented. See Note 11, “Shareholders’ Equity” for additional information.
(b) Use of Estimates
The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the determination of useful lives and impairment of fixed assets; allowances for doubtful accounts and other receivables; the valuation of deferred tax assets; valuation of forward contracts receivable; valuation of stock-based compensation; valuation and impairment of intangibles and goodwill and reserves for income tax uncertainties and other contingencies. As of September 30, 2021, the impact of the novel coronavirus (“COVID-19”) pandemic, including as a result of new strains and variants of the virus and uncertainty of acceptance of vaccines and their effectiveness, continues to unfold. As a result, many of our estimates and assumptions required increased judgement and carry a higher degree of variability and volatility. We continue to closely monitor the outbreak and the impact on our operations and liquidity. As events continue to evolve and additional information becomes available, our estimates may change materially in the future.
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
For the three and nine months ended September 30, 2021 and 2020, the following customers represented greater than 10% of the Company’s service revenue:

Customer	Service revenue percentage
	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
A	27%	33%	27%	33%
B	11%	11%	11%	13%
As of September 30, 2021 and December 31, 2020, the following customers represented greater than 10% of the Company’s accounts receivable:

	Accounts receivable percentage
Customer	September 30, 2021	December 31, 2020
A	26%	22%
B	13%	16%
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
Recently issued accounting pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes FASB Accounting Standards Codification ("ASC"), Leases (Topic 840). The standard is intended to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In June 2020, the FASB postponed the effective date for ASC 842 for private companies. This ASU will be effective for the Company beginning in fiscal year 2022, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2016-02 on the Company’s consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The revised standard relates to measurement of credit losses on financial instruments, and requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The guidance replaces the incurred loss model with an expected loss model referred to as current expected credit loss ("CECL"). The CECL model requires us to measure lifetime expected credit losses for financial instruments held at the reporting date using historical experience, current conditions and reasonable supportable forecasts. The guidance expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating credit losses and requires new disclosures of the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. This ASU will be effective for the Company beginning in fiscal year 2023 with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2016-13 on the Company’s consolidated financial statements.
In August 2018, The FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments in this ASU require (i) costs for implementation activities to be capitalized in the statement of financial position in the same line item that a prepayment for the fees of the associated hosting arrangement would be presented, (ii) expense related to the capitalized implementation costs be presented in the same line item in the statement of income as the fees associated with the hosting element (service) of the arrangement and (iii) payments for capitalized implementation costs be presented in the statement of cash flows in the same manner as payments made for fees associated with the hosting element. The guidance should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company intends to adopt this standard, on a prospective basis, for the fiscal year ending December 31, 2021 and interim periods during the fiscal year ending December 31, 2022. The Company is currently evaluating the impact of adopting ASU 2018-15 on the Company's consolidated financial statements.
3. Revenue
Disaggregation of Revenue
Our revenues are derived from contracts with customers related to business outsourcing services that we provide. The following table presents the breakdown of the Company’s revenues by service offering:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Digital Customer Experience	$125,310	$76,255	$338,587	$212,817
Content Security	45,376	33,787	124,498	91,401
AI Operations	30,367	12,383	70,861	35,036
Service revenue	$201,053	$122,425	$533,946	$339,254
The majority of the Company’s revenues are derived from contracts with customers who are located in the United States. However, we deliver our services from geographies outside of the United States. The following table presents the breakdown of the Company’s revenues by geographical location, based on where the services are provided from:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Philippines	$103,837	$69,369	$284,096	$188,085
United States	65,866	42,761	175,553	126,835
Rest of World	31,350	10,295	74,297	24,334
Service revenue	$201,053	$122,425	$533,946	$339,254
Contract Balances
Accounts receivable, net of allowance for doubtful accounts includes $67.6 million and $47.4 million of unbilled revenues as of September 30, 2021 and December 31, 2020, respectively.

4. Forward Contracts
The Company transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency exchange rate risk. During 2021 and 2020, the Company entered into foreign currency exchange rate forward contracts, with a commercial bank as the counterparty, with maturities of generally 12 months or less, to reduce the volatility of cash flows primarily related to forecasted costs denominated in Philippine pesos. In addition, the Company utilizes foreign currency exchange rate contracts to mitigate foreign currency exchange rate risk associated with foreign currency-denominated assets and liabilities, primarily intercompany balances. The Company does not use foreign currency exchange rate contracts for trading purposes. The exchange rate forward contracts entered into by the Company are not designated as hedging instruments. Any gains or losses resulting from changes in the fair value of these contracts are recognized in other expense in the consolidated statements of operations.
For the three months ended September 30, 2021 and 2020, the Company settled forward contracts with total notional amounts of approximately $31.8 million and $26.0 million, respectively, and for the nine months ended September 30, 2021 and 2020, the Company settled forward contracts with total notional amounts of approximately $77.4 million and $62.0 million, respectively. For the three months ended September 30, 2021 and 2020, realized losses (gains) of approximately $0.7 million and $(1.9) million, respectively, resulting from the settlement of forward contracts were included within other expense. For the nine months ended September 30, 2021 and 2020, realized gains of approximately $0.6 million and $3.5 million, respectively, resulting from the settlement of forward contracts were included within other expense.
As of September 30, 2021 and December 31, 2020, the Company had outstanding forward contracts with notional amounts of approximately $116.6 million and $109.2 million, respectively. The forward contract receivable (payable) resulting from changes in fair value was recorded under prepaid expenses (accounts payable and accrued liabilities). For the three months ended September 30, 2021 and 2020, the unrealized losses on the forward contracts of $4.1 million and $1.2 million, respectively, were included within other expense. For the nine months ended September 30, 2021 and 2020, the unrealized losses on the forward contracts of $5.8 million and $1.3 million, respectively, were included within other expense.
By entering into derivative contracts, the Company is exposed to counterparty credit risk, or the failure of the counterparty to perform under the terms of the derivative contract. For the periods presented, the non-performance risk of the Company and the counterparties did not have a material impact on the fair value of the derivative instruments.
The Company has implemented the fair value accounting standard for those assets and liabilities that are re-measured and reported at fair value at each reporting period. This standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value based on inputs used, and requires additional disclosures about fair value measurements. This standard applies to fair value measurements already required or permitted by existing standards.
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair value measurements using
(in thousands)	September 30, 2021	Level 1 inputs	Level 2 inputs	Level 3 inputs
Forward contracts payable	$4,051	$—	$4,051	$—

	Fair value measurements using
(in thousands)	December 31, 2020	Level 1 inputs	Level 2 inputs	Level 3 inputs
Forward contracts receivable	$1,780	$—	$1,780	$—
The Company’s derivatives are carried at fair value using various pricing models that incorporate observable market inputs, such as interest rate yield curves and currency rates, which are Level 2 inputs. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the counterparty or by the Company.

5. Property and Equipment, net
The components of property and equipment, net as of September 30, 2021 and December 31, 2020 were as follows:

(in thousands)	September 30, 2021	December 31, 2020
Leasehold improvements	$32,902	$31,654
Technology and computers	68,589	47,572
Furniture and fixtures	4,000	4,203
Construction in process	14,480	5,194
Other property and equipment	7,059	5,995
Property and equipment, gross	127,030	94,618
Accumulated depreciation	(54,887)	(37,661)
Property and equipment, net	$72,143	$56,957
The Company’s principal operations are in the Philippines where the majority of property and equipment resides under its wholly owned subsidiaries. The table below presents the Company’s total property and equipment by geographic location as of September 30, 2021 and December 31, 2020:

(in thousands)	September 30, 2021	December 31, 2020
Philippines	$44,432	$37,823
United States	11,077	8,983
Rest of World	16,634	10,151
Property and equipment, net	$72,143	$56,957
6. Goodwill and Intangibles
The carrying amount of goodwill as of September 30, 2021 and December 31, 2020 was $195.7 million.
The components of intangible assets as of September 30, 2021 and December 31, 2020 were as follows:

		September 30, 2021			December 31, 2020
(in thousands)	Life (Years)	Intangibles, Gross	Accumulated Amortization	Intangibles, Net	Intangibles, Gross	Accumulated Amortization	Intangibles, Net
Customer relationships	15	$240,800	$(48,161)	$192,639	$240,800	$(36,121)	$204,679
Trade name	15	41,900	(8,379)	33,521	41,900	(6,284)	35,616
Total		$282,700	$(56,540)	$226,160	$282,700	$(42,405)	$240,295
7. Long-Term Debt
The balances of current and non-current portions of debt consist of the following as of September 30, 2021:

(in thousands)	Current	Noncurrent	Total
Term Loan	$10,500	$192,150	$202,650
Revolver	39,878	—	39,878
Less: Debt financing fees	(556)	(1,111)	(1,667)
Total	$49,822	$191,039	$240,861
2019 Credit Agreement
On September 25, 2019, the Company entered into a credit agreement (the “2019 Credit Agreement”) that included a $210.0 million term loan (the “Term Loan Facility”) and a $40.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “2019 Credit Facilities”). On April 30, 2021, the Company entered into Amendment No. 1 to its 2019 Credit Agreement with the existing lenders providing for $50.0 million incremental revolving credit commitments on the same terms as our existing revolving credit facility. We accounted for this amendment as a debt modification and recorded $0.3 million of debt financing fees which will be amortized, along with previously deferred fees, over the remaining term of the Revolving Credit Facility.

Principal payments on the Term Loan Facility are due quarterly in arrears equal to installments in an aggregate annual amount equal to (i) 1.0% per annum of the original principal amount in the first year, (ii) 2.5% per annum of the original principal amount in the second year, (iii) 5.0% per annum of the original principal amount in the third year, (iv) 7.5% per annum of the original principal amount in the fourth year and (v) 10.0% per annum of the original principal amount in the fifth year, with the remaining principal due in a lump sum at the maturity date of September 25, 2024. The interest rate in effect with respect to the Term Loan Facility as of September 30, 2021 was 2.334% per annum.
The Revolving Credit Facility provides the Company with access to a $15.0 million letter of credit facility and a $5.0 million swing line facility, each of which, to the extent used, reduces borrowing availability under the Revolving Credit Facility. The Revolving Credit Facility expires on September 25, 2024, and requires a commitment fee of 0.4% on undrawn commitments paid quarterly in arrears. As of September 30, 2021, the interest rate in effect was 2.334% on outstanding borrowings under the Revolving Credit Facility. As of September 30, 2021, we had $50.1 million of borrowing availability under the Revolving Credit Facility.
The 2019 Credit Agreement contains certain restrictive financial covenants and also limits additional borrowings, capital expenditures, and distributions. The Company was in compliance with these covenants as of September 30, 2021. Substantially all assets of the Company's direct wholly owned subsidiary TU Midco, Inc. and its material domestic subsidiaries are pledged as collateral under this agreement, subject to certain customary exceptions.
8. Commitments and Contingencies
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
9. Employee Compensation
Phantom Stock Plan
On June 19, 2015, TaskUs Holdings’ board of directors officially adopted a company-wide phantom stock plan and related phantom share agreements. There were 6,514,360 outstanding phantom shares as of December 31, 2020. There were 1,399,470 phantom shares forfeited during the nine months ended September 30, 2021. Because the change in control became probable upon the IPO, the Company recognized expense in the amount of the cash settlement totaling $127.5 million recorded in selling, general, and administrative expense on the condensed consolidated statements of operations for the nine months ended September 30, 2021. As of September 30, 2021 there were no phantom shares outstanding.
2019 Stock Incentive Plan
On April 16, 2019, the Company established an equity incentive plan pursuant to which the Company has granted option awards to selected executives and other key employees (the “2019 Plan”). The stock options contain service, market and performance conditions. Stock options under this plan contingently vest over a period of two years in the event of a change in control and over a period of three years in the event of an IPO (each as defined in such plan), with the vesting period beginning on the date of the performance event so long as the holder remains employed. The amount of options eligible for vesting is contingent upon Blackstone’s return on invested capital in the Company. These options have contractual lives of 10 years. Following the IPO and establishment of the Company's 2021 Omnibus Incentive Plan (the “2021 Plan”) as further discussed below, it is not expected that any additional awards will be issued under the 2019 Plan.
At the date of the IPO, the Company concluded that the public offering represented a qualifying liquidity event that would cause the stock option’s performance condition to be probable of occurring. As such, the Company has begun to recognize compensation expense in relation to the stock options issued under the 2019 Plan.
2021 Omnibus Incentive Plan
In connection with the IPO, the Company adopted the 2021 Plan, which provides for the issuance of non-qualified stock options, incentive stock options, stock appreciation rights (“SARs”), restricted shares of Class A common stock, restricted stock units (“RSUs”), or other equity-based or cash-based awards. The Company initially granted 6,614,122 awards to its founders and reserved an additional 12,160,929 shares of Class A common stock for issuance under the 2021 Plan, subject to automatic annual evergreen increases.

Stock Options
During the nine months ended September 30, 2021, the Company granted 2,265,146 stock options to its founders and certain officers and employees with a weighted-average grant date fair value of $9.34. The stock options are subject to service-based vesting conditions and generally vest quarterly or annually over four years and expire 10 years from the date of the grant. The grant date fair value of the stock options was estimated using the Black-Scholes option pricing method with the following assumptions:

Dividend yield (%)	0%
Expected volatility (%)	32-35%
Risk-free interest rate (%)	0.8-1.3%
Expected term (years)	5.1-7.0
As of September 30, 2021, there were 9,744,028 stock options outstanding with a weighted-average exercise price of $10.06 per share. As of September 30, 2021, there was $22.3 million of unrecognized compensation expense related to the Company’s unvested stock options that is expected to be recognized over a weighted-average period of 2.4 years.
RSUs
During the nine months ended September 30, 2021, the Company granted 4,277,543 RSUs to its founders and certain officers and employees with a weighted-average grant date fair value of $27.23. The RSUs are typically subject to service-based vesting conditions and generally vest quarterly or annually over four years. As of September 30, 2021, there was $98.9 million of unrecognized compensation expense related to the Company’s unvested RSUs that is expected to be recognized over a weighted-average period of 2.4 years.
PSUs
During the nine months ended September 30, 2021, the Company granted 3,373,417 PSUs to its founders a certain officer with a weighted-average grant date fair value of $4.02. The majority of the PSUs vest contingently in annual installments over four years subject to continued service and the achievement of certain enterprise value compound annual growth rate ("CAGR") targets. The remaining PSUs vest contingently in four years subject to continued service and the achievement of certain market capitalization CAGR targets. The grant date fair value of the PSUs were estimated using the Monte Carlo simulation method with the following assumptions:

Dividend yield (%)	0%
Expected volatility (%)	40%
Risk-free interest rate (%)	0.1-0.6%
As of September 30, 2021, there was $11.7 million of unrecognized compensation expense related to the Company’s unvested PSUs that is expected to be recognized over a weighted-average period of 2.7 years.
Stock-Based Compensation Expense
We recognize stock-based compensation expense for all awards using a graded vesting method. The following table summarizes the components of stock-based compensation expense recognized for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Cost of services	$451	$—	$502	$—
Selling, general, and administrative expense	18,792	—	152,008	—
Total	$19,243	$—	$152,510	$—
10. Income Taxes
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
The Company recorded provision for income taxes of $1.7 million and $2.6 million in the three months ended September 30, 2021 and 2020, respectively. The effective tax rate was 12.5% and 18.3% for the three months ended September 30, 2021 and 2020, respectively.

The Company recorded provision for (benefit from) income taxes of $(1.8) million and $4.5 million in the nine months ended September 30, 2021 and 2020, respectively. The effective tax rate was 2.3% and 17.8% for the nine months ended September 30, 2021 and 2020. The difference between the effective tax rates and the 21% federal statutory rate in the nine months ended September 30, 2021 was primarily due to global intangible low-taxed income (“GILTI”) inclusion, tax benefits of income tax holidays in foreign jurisdiction, nondeductible transaction costs and nondeductible compensation of officers. The difference between the effective tax rates and the 21% federal statutory rate in the nine months ended September 30, 2020 was primarily due to GILTI inclusion, foreign-derived intangible income ("FDII") deduction and tax benefits of income tax holidays in foreign jurisdiction.
The Company is subject to income tax in the United States federal, state and various foreign jurisdictions. Federal income tax returns of the Company are subject to IRS examination for the 2017 through 2019 tax years. State income tax returns are subject to examination for the 2017 through 2019 tax years.
The Company’s practice and intention are to indefinitely reinvest the earnings of its non-U.S. subsidiaries. Determination of the amount of any unrecognized deferred income tax liability on the temporary difference is not practicable because of the complexities of the hypothetical calculation.
11. Shareholders’ Equity
Dividend Distribution
On April 9, 2021, prior to the IPO, the Company's board of directors declared a cash dividend in the aggregate amount of $50.0 million to holders of our common stock. The cash dividend was paid on April 16, 2021.
Amendment and Restatement of Certificate of Incorporation
On June 10, 2021, the Company amended and restated its certificate of incorporation to effect a ten-for-one forward stock split of its outstanding common stock and authorized three classes of ownership interests: (i) 250,000,000 shares of Preferred Stock, par value $0.01 per share; (ii) 2,500,000,000 shares of Class A common stock, par value $0.01 per share; and (iii) 250,000,000 shares of Class B common stock, par value $0.01 per share. After giving effect to the ten-for-one stock split, all outstanding shares of common stock were reclassified into an equal number of shares of Class B common stock (the “Class B Reclassification”) and the selling shareholders participated equally in the Class B Reclassification.
The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting, transfer and conversion rights. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to ten votes per share and is convertible into one share of Class A common stock at any time or automatically upon certain conditions but no later than June 10, 2028 (seven years following the filing and effectiveness of the amended and restated certificate of incorporation).
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
12. Earnings (Loss) Per Share
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
The computation of basic net income (loss) per share (“EPS”) is based on the weighted-average number of shares that were outstanding during the period, including shares of common stock that are issuable at the end of the reporting period. The computation of diluted EPS is based on the number of basic weighted-average shares outstanding plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common stock equivalents. Common stock equivalents consist of shares issuable upon the exercise of stock options and vesting of RSUs and PSUs.

The following table summarizes the computation of basic and diluted EPS for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
(in thousands,except share and per share data)	2021	2020	2021	2020
Numerator:
Net income (loss) available to common shareholders	$11,636	$11,456	$(77,800)	$20,979
Denominator:
Weighted-average common shares outstanding – basic	97,290,174	91,737,020	93,994,896	91,737,020
Effect of dilutive securities	12,135,837	—	—	—
Weighted-average common shares outstanding – diluted	109,426,011	91,737,020	93,994,896	91,737,020
Net income (loss) per common share:
Basic	$0.12	$0.12	$(0.83)	$0.23
Diluted	$0.11	$0.12	$(0.83)	$0.23
Since the Company was in a net loss position for the nine months ended September 30, 2021, diluted EPS is equal to basic EPS for that period as the inclusion of potential common stock equivalents would have been anti-dilutive. The Company excluded 12,309 and 23,607 potential common stock equivalents from the computation of diluted EPS for the three and nine months ended September 30, 2021, respectively, because the effect would have been anti-dilutive. In addition, the Company excluded 5,578,525 potential common stock equivalents from the computation of diluted EPS for the nine months ended September 30, 2021 since the Company was in a net loss position; however, these awards would have been dilutive if the Company was in a net income position.
13. Related Party
On October 1, 2018, Bidco acquired 100% of the outstanding shares of TaskUs Holdings at a purchase price of $429.4 million (the “Transaction”). As a part of the Transaction, the Company entered into a Stock Purchase Agreement, which provides that the sellers of TaskUs Holdings are entitled to receive cash payments for certain tax benefits, if any, realized as a result of the Blackstone Acquisition that are received by the Company for a specified period after the closing date. The Company recognized expense of $3.6 million for the expected payment to the sellers during the nine months ended September 30, 2020. The Company made payment to the sellers during the nine months ended September 30, 2021.
In connection with the closing of the Blackstone Acquisition, TaskUs and TaskUs Holdings entered into a support and services agreement (the “Support and Services Agreement”) with Blackstone Capital Partners VII L.P. and Blackstone Capital Partners Asia L.P. and Blackstone Management Partners L.L.C. (“BMP”), an affiliate of Blackstone. Under the Support and Services Agreement, we reimburse BMP and its affiliates for expenses related to support services customarily provided by Blackstone’s portfolio operations group to Blackstone’s portfolio companies, as well as healthcare-related services provided by Blackstone’s Equity Healthcare group and Blackstone’s group purchasing program. The Support and Services Agreement also requires us to, among other things, make certain information available to Blackstone and to indemnify BMP and its affiliates against certain claims. During the three and nine months ended September 30, 2020, the Company made payments of $0.2 million and $0.2 million, respectively, pursuant to the Support and Services Agreement.
From time to time, the Company does business with a number of other companies affiliated with Blackstone, which cannot be presumed to be carried out at an arm’s-length basis. During the periods presented, Blackstone had an interest in Alight, Inc. (“Alight”), Custom Ink and Mphasis Limited (“Mphasis”), entities that supply TaskUs with certain consulting services and promotional items. During the three and nine months ended September 30, 2021, the Company made payments of $0.4 million and $0.9 million, respectively, to Alight. During the nine months ended September 30, 2021, the Company made payments of $0.2 million to Custom Ink. During the nine months ended September 30, 2020, the Company made payments of $0.2 million to Mphasis.
During the periods presented, Blackstone had an interest in Vivint Smart Home, Inc. (“Vivint”), North American Bancard, and Custom Ink, entities that are TaskUs customers. During the three months ended September 30, 2021, the Company received payments of $0.6 million, $0.7 million, and $0.8 million from Vivint, North American Bancard and Custom Ink, respectively. During the nine months ended September 30, 2021, the Company received payments of $1.5 million, $1.3 million, and $1.5 million from Vivint, North American Bancard and Custom Ink, respectively.
Similarly, from time to time, the Company does business with entities affiliated with members of our Board of Directors, which cannot be presumed to be carried out at an arm’s length basis. A management consulting firm affiliated with a member of our Board of Directors provides consulting services to the Company. During the three months ended September 30, 2021 and 2020, the Company incurred fees related to consulting services provided by this consulting firm of $0.1 million and

$0.1 million, respectively. During the nine months ended September 30, 2021 and 2020, the Company incurred fees related to consulting services provided by this consulting of $0.2 million and $0.2 million, respectively.
Underwriting of IPO
Blackstone Securities Partners L.P., an affiliate of Blackstone, served as underwriter of 1,380,000 of the 15,180,000 shares of Class A common stock sold in the IPO, with underwriting discounts and commissions of $1.265 per share paid by the Company and selling stockholders.
14. Subsequent Events
On October 25, 2021, certain of the Company's stockholders completed a secondary offering of 12,077,480 shares of the Company's Class A common stock at a public offering price of $63.50 per share. All of the shares of Class A common stock were offered by existing stockholders. The Company did not sell any common stock in the offering and did not receive any proceeds from the offering. Blackstone Securities Partners L.P., an affiliate of Blackstone, served as underwriter of 1,021,942 of the 12,077,480 shares of Class A common stock sold in the offering, with underwriting discounts and commissions of $2.06375 per share paid by the selling stockholders. The underwriters have the option to purchase up to an additional 1,811,622 shares of the Company's Class A common stock from the selling stockholders at the public offering price less the underwriting discounts and commissions, within 30 days from October 20, 2021. If any shares are purchased pursuant to this option, the underwriters will severally purchase shares in approximately the same proportion as set forth in the prospectus for the secondary offering.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”), the financial statements and related notes included in our prospectus dated October 20, 2021 (the “prospectus”), as filed with the Securities and Exchange Commission (the “SEC”) on October 22, 2021 and the information included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the prospectus. In addition to historical data, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in our forward-looking statements as a result of various factors, including but not limited to those discussed under “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report and under “Risk Factors” in this Quarterly Report and the prospectus.
This Quarterly Report includes certain historical consolidated financial and other data for TaskUs, Inc. (“we, ” “us,” “our” or the “Company”). The following discussion provides a narrative of our results of operations and financial condition for the three and nine months ended September 30, 2021 and 2020.
Overview
We are a digital outsourcer, focused on serving high-growth technology companies to represent, protect and grow their brands. We support some of the world’s most disruptive brands such as Zoom, Netflix, Uber, Coinbase and Oscar.
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
Recent Financial Highlights
For the three months ended September 30, 2021, we recorded service revenue of $201.1 million, a 64.2% increase from $122.4 million for the three months ended September 30, 2020. For the nine months ended September 30, 2021, we recorded service revenue of $533.9 million, a 57.4% increase from $339.3 million for the nine months ended September 30, 2020.

Net income for the three months ended September 30, 2021 increased to $11.6 million from $11.5 million for the three months ended September 30, 2020. This increase included non-cash stock-based compensation expense which we began recognizing upon our initial public offering ("IPO"). Adjusted Net Income for the three months ended September 30, 2021 increased 47.5% to $32.8 million from $22.2 million for the three months ended September 30, 2020. Adjusted EBITDA for the three months ended September 30, 2021 increased 59.7% to $48.1 million from $30.1 million for the three months ended September 30, 2020.
Net income (loss) for the nine months ended September 30, 2021 decreased to $(77.8) million from $21.0 million for the nine months ended September 30, 2020. This decrease included expenses related to the one-time phantom shares bonuses and non-recurring teammate bonuses associated with the IPO of $133.7 million and non-cash stock-based compensation expense which we began recognizing upon our IPO. Adjusted Net Income for the nine months ended September 30, 2021 increased 87.1% to $92.3 million from $49.3 million for the nine months ended September 30, 2020. Adjusted EBITDA for the nine months ended September 30, 2021 increased 78.2% to $131.8 million from $73.9 million for the nine months ended September 30, 2020.
The operating results in any period are not necessarily indicative of the results that may be expected for any future period.
2021 Developments
Initial Public Offering
On June 11, 2021, our Class A common stock began trading on the NASDAQ.
Upon closing the IPO on June 15, 2021, the Company issued and sold 5,553,154 shares of Class A common stock (the “primary” offering) and certain selling stockholders sold 9,626,846 shares (the “secondary” offering), including shares sold by the selling stockholders pursuant to the underwriters’ full exercise of their option to purchase additional shares, at a public offering price of $23 per share. The Company received net proceeds of $120.7 million after deducting underwriting discounts and commissions, but before deducting offering expenses. The Company used the proceeds from the issuance, together with cash on hand, to satisfy payments of approximately $127.5 million in respect of vested phantom shares.
As a result of becoming a public company, we incur additional costs related to audit, legal, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums and investor relations costs associated with being a public company.
Amendment and Restatement of Certificate of Incorporation
Prior to the completion of the IPO, we amended and restated our certificate of incorporation to effect a ten-for-one forward stock split of our outstanding common stock and authorized three classes of ownership interests: (i) 250,000,000 shares of Preferred Stock, par value $0.01 per share; (ii) 2,500,000,000 shares of Class A common stock, par value $0.01 per share; and (iii) 250,000,000 shares of Class B common stock, par value $0.01 per share. After giving effect to the ten-for-one stock split, all then outstanding shares of common stock were reclassified into an equal number of shares of Class B common stock (the “Class B Reclassification”).
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
In September 2021, we announced the continuation of our company-wide work from home policy through the first quarter of 2022. However, where there have been specific client requirements to return to our facilities and, where it has been safe to do so, we have begun transitioning some of our employees back to the office. We continued to incur operational enablement costs, however, during the three and nine months ended September 30, 2021.
Revenue and Sales Generation
While we initially saw a reduction in spend from some clients, including ride sharing, live event ticketing, movie ticketing, travel and retail companies, our business performance rebounded in the second half of 2020 despite the uncertainty and initial impact of the pandemic. Our strong market position within our industry verticals as well as our operational agility enabled us to act as a key partner to clients in industry segments such as social media, e-commerce, streaming media, gaming, food delivery and FinTech, which saw an increase in demand driven by a surge in online commerce and content consumption. This trend has continued through the first nine months of 2021.
Cash and Cost Management
Throughout 2020 and the first nine months of 2021 we were able to meet our liquidity needs with cash generated from operations and we do not have significant liquidity or operational concerns. We continue to closely monitor the outbreak and the impact on our operations and liquidity.
Subsequent Events
For a description of subsequent events, see Note 14, “Subsequent Events” in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report.

Results of Operations
Comparison of the Three Months Ended September 30, 2021 and 2020
The following tables set forth certain historical consolidated financial information for the three months ended September 30, 2021 and 2020:

	Three months ended September 30,		Period over Period Change
(in thousands, except %)	2021	2020	($)	(%)
Service revenue	$201,053	$122,425	$78,628	64.2%
Operating expenses:
Cost of services	112,423	65,378	47,045	72.0%
Selling, general, and administrative expense	60,342	32,190	28,152	87.5%
Depreciation	7,422	3,696	3,726	100.8%
Amortization of intangible assets	4,711	4,711	—	—
Loss on disposal of assets	26	155	(129)	(83.2)%
Total operating expenses	184,924	106,130	78,794	74.2%
Operating income	16,129	16,295	(166)	(1.0)%
Other expense	1,204	628	576	91.7%
Financing expenses	1,633	1,647	(14)	(0.9)%
Income before income taxes	13,292	14,020	(728)	(5.2)%
Provision for income taxes	1,656	2,564	(908)	(35.4)%
Net income	$11,636	$11,456	$180	1.6%
Service revenue
Service revenue for the three months ended September 30, 2021 and 2020 was $201.1 million and $122.4 million, respectively. Service revenue for the three months ended September 30, 2021 increased by $78.6 million or 64.2% when compared to the three months ended September 30, 2020.
Service revenue by service offering
The following table presents the breakdown of our service revenue by service offering for each period:

	Three months ended September 30,		Period over Period Change
(in thousands, except %)	2021	2020	($)	(%)
Digital Customer Experience	$125,310	$76,255	$49,055	64.3%
Content Security	45,376	33,787	11,589	34.3%
AI Operations	30,367	12,383	17,984	145.2%
Service revenue	$201,053	$122,425	$78,628	64.2%
The period over period growth in Digital Customer Experience, AI Operations and Content Security contributed 40.0%, 14.7% and 9.5%, respectively, of the total increase of 64.2% for the three months ended September 30, 2021. The 64.3% growth in Digital Customer Experience was primarily driven by an increase in volume of services to our existing customers and new customer wins. The 145.2% growth in AI Operations was driven by an increase in the volume of services to our existing customers and new customer wins. The 34.3% growth in Content Security was primarily driven by an increase in the volume of services to our existing customers.
Service revenue by delivery geography
The majority of our service revenues are derived from contracts with clients who are either located in the United States, or with clients who are located outside of the United States but whereby the contract specifies payment in United States dollars. However, we deliver our services from multiple locations around the world.

The following table presents the breakdown of our service revenue by geographical location, based on where the services are provided, for each period:

	Three months ended September 30,		Period over Period Change
(in thousands, except %)	2021	2020	($)	(%)
Philippines	$103,837	$69,369	$34,468	49.7%
United States	65,866	42,761	23,105	54.0%
Rest of World	31,350	10,295	21,055	204.5%
Service revenue	$201,053	$122,425	$78,628	64.2%
Revenue generated from services provided from our delivery sites in the Philippines grew from expansion in all three of our service offerings, Digital Customer Experience, Content Security and AI Operations, which contributed 27.0%, 13.7%, and 9.0% of the total increase of 49.7% in the Philippines, respectively.
Revenue generated from services provided from our delivery sites in the United States grew primarily from expansion in two of our service offerings, Digital Customer Experience and AI Operations, which contributed 42.9% and 17.7% of the total increase of 54.0% in the United States, respectively, partially offset by a 6.6% decrease contributed by Content Security due to the shift in revenues to the Philippines and Rest of World.
Revenue generated from services provided from our delivery sites in the Rest of World grew primarily from expansion in all three of our service offerings in India and Mexico.
Operating expenses
Cost of services
Cost of services for the three months ended September 30, 2021 and 2020 was $112.4 million and $65.4 million, respectively. Cost of services for the three months ended September 30, 2021 increased by $47.0 million, or 72.0%, when compared to the three months ended September 30, 2020. The increase was primarily driven by higher personnel costs of $40.8 million, related to an increase in headcount to meet the demand in services from our customers, as well as higher facilities costs associated with site expansions to support revenue growth.
Selling, general, and administrative expense
Selling, general, and administrative expense for the three months ended September 30, 2021 and 2020 was $60.3 million and $32.2 million, respectively. Selling, general, and administrative expense for the three months ended September 30, 2021 increased by $28.2 million, or 87.5%, when compared to the three months ended September 30, 2020. The increase was primarily driven by higher personnel costs of $28.1 million due primarily to stock-based compensation expense as well as increased costs across functions in support of our growth in revenue.
Depreciation
Depreciation for the three months ended September 30, 2021 and 2020 was $7.4 million and $3.7 million, respectively. The increase in depreciation is a result of capital expenditures as well as the change in estimated useful lives of leasehold improvements in 2020.
Amortization of intangible assets
Amortization of intangible assets for the three months ended September 30, 2021 and 2020 was $4.7 million. Amortization can be attributed to the recognition of client relationship and trade name intangible assets recognized in connection with the October 2018 transaction in which we were formed by affiliates of Blackstone as a vehicle for the acquisition of TaskUs Holdings, Inc. (the “Blackstone Acquisition”) that are being amortized on a straight-line basis.
Other expense
Other expense for the three months ended September 30, 2021 and 2020 was $1.2 million and $0.6 million, respectively. Changes are driven by our exposure to foreign currency exchange risk resulting from our operations in foreign geographies, primarily the Philippines, offset by economic hedges using foreign currency exchange rate forward contracts.
Financing expenses
Financing expense for the three months ended September 30, 2021 and 2020 was $1.6 million and $1.6 million, respectively. Changes in financing expenses are primarily driven by the rate of LIBOR used to calculate the interest rate of the term loan. See “—Liquidity and Capital Resources—Indebtedness—2019 Credit Agreement” for additional discussion on term loan.

Provision for income taxes
Provision for income taxes for the three months ended September 30, 2021 and 2020 was $1.7 million and $2.6 million, respectively. The effective tax rate for the three months ended September 30, 2021 and 2020 was 12.5% and 18.3%, respectively. There are certain items included within the provision for income taxes calculation which are directly related to the IPO and not expected to recur in future periods, including certain phantom shares bonuses and equity awards made to officers which are not deductible under Section 162(m) of the Internal Revenue Code. Additionally, there are costs related to the issuance of stock-based compensation included within the provision for income taxes calculation. If those costs directly related to the IPO and stock-based compensation are removed, the provision for income taxes would have been $6.3 million and the effective tax rate would have been 19.4% for the three months ended September 30, 2021.
The effective tax rate in the future will depend upon the proportion of income before provision for income taxes earned in the United states and in jurisdictions with a tax rate lower than the U.S. statutory rate, as well as a number of other factors, including the impact of new legislation.
Comparison of the Nine Months Ended September 30, 2021 and 2020
The following tables set forth certain historical consolidated financial information for the nine months ended September 30, 2021 and 2020:

	Nine months ended September 30,		Period over Period Change
(in thousands, except %)	2021	2020	($)	(%)
Service revenue	$533,946	$339,254	$194,692	57.4%
Operating expenses:
Cost of services	304,251	191,296	112,955	59.0%
Selling, general, and administrative expense	269,650	83,630	186,020	222.4%
Depreciation	20,354	14,225	6,129	43.1%
Amortization of intangible assets	14,135	14,135	—	—
Loss on disposal of assets	54	150	(96)	(64.0)%
Contingent consideration	—	3,570	(3,570)	(100.0)%
Total operating expenses	608,444	307,006	301,438	98.2%
Operating income (loss)	(74,498)	32,248	(106,746)	(331.0)%
Other expense	299	888	(589)	(66.3)%
Financing expenses	4,808	5,849	(1,041)	(17.8)%
Income (loss) before income taxes	(79,605)	25,511	(105,116)	(412.0)%
Provision for (benefit from) income taxes	(1,805)	4,532	(6,337)	(139.8)%
Net income (loss)	$(77,800)	$20,979	$(98,779)	(470.8)%
Service revenue
Service revenue for the nine months ended September 30, 2021 and 2020 was $533.9 million and $339.3 million, respectively. Service revenue for the nine months ended September 30, 2021 increased by $194.7 million or 57.4% when compared to the nine months ended September 30, 2020.
Service revenue by service offering
The following table presents the breakdown of our service revenue by service offering for each period:

	Nine months ended September 30,		Period over Period Change
(in thousands, except %)	2021	2020	($)	(%)
Digital Customer Experience	$338,587	$212,817	$125,770	59.1%
Content Security	124,498	91,401	33,097	36.2%
AI Operations	70,861	35,036	35,825	102.3%
Service revenue	$533,946	$339,254	$194,692	57.4%
The year over year growth in Digital Customer Experience, AI Operations and Content Security contributed 37.0%, 10.6% and 9.8%, respectively, of the total increase of 57.4% for the nine months ended September 30, 2021. The 59.1% growth in Digital Customer Experience was primarily driven by an increase in volume of services to our existing customers and new customer wins. The 102.3% growth in AI Operations was driven by an increase in volume of services to our existing customers and new customer wins. The 36.2% growth in Content Security was primarily driven by an increase in volume of services to our existing customers.

Service revenue by delivery geography
The majority of our service revenues are derived from contracts with clients who are either located in the United States, or with clients who are located outside of the United States but whereby the contract specifies payment in United States dollars. However, we deliver our services from multiple locations around the world.
The following table presents the breakdown of our service revenue by geographical location, based on where the services are provided, for each period:

	Nine months ended September 30,		Period over Period Change
(in thousands, except %)	2021	2020	($)	(%)
Philippines	$284,096	$188,085	$96,011	51.0%
United States	175,553	126,835	48,718	38.4%
Rest of World	74,297	24,334	49,963	205.3%
Service revenue	$533,946	$339,254	$194,692	57.4%
Revenue generated from services provided from our delivery sites in the Philippines grew from expansion in all three of our service offerings, Digital Customer Experience, Content Security and AI Operations, which contributed 29.0%, 14.7%, and 7.3% of the total increase of 51.0% in the Philippines, respectively.
Revenue generated from services provided from our delivery sites in the United States grew primarily from expansion in two of our service offerings, Digital Customer Experience and AI Operations, which contributed 31.7% and 12.1% of the total increase of 38.4% in the United States, respectively, partially offset by a 5.4% decrease contributed by Content Security due to the shift in revenues to the Philippines.
Revenue generated from services provided from our delivery sites in the Rest of World grew primarily from expansion in all three of our service offerings in India and Mexico.
Operating expenses
Cost of services
Cost of services for the nine months ended September 30, 2021 and 2020 was $304.3 million and $191.3 million, respectively. Cost of services for the nine months ended September 30, 2021 increased by $113.0 million, or 59.0%, when compared to the nine months ended September 30, 2020. The increase was primarily driven by higher personnel costs of $101.3 million related to an increase in headcount to meet the demand in services from our customers. The remaining increase included site expansions to support revenue growth, as well as operational enablement costs incurred in response to the COVID pandemic.
Selling, general, and administrative expense
Selling, general, and administrative expense for the nine months ended September 30, 2021 and 2020 was $269.7 million and $83.6 million, respectively. Selling, general, and administrative expense for the nine months ended September 30, 2021 increased by $186.0 million, or 222.4%, when compared to the nine months ended September 30, 2020. The increase was primarily driven by higher personnel costs of $177.0 million due primarily to expenses related to the one-time phantom shares bonuses and non-recurring teammate bonuses associated with the IPO of $133.7 million, as well as stock-based compensation expense for equity-classified awards of $24.5 million and increased costs across functions in support of our growth in revenue. The remaining increase included higher professional fees of $7.8 million, due primarily to third parties who were engaged to assist with public offerings, investment in digital initiatives and higher insurance expense, partially offset by lease termination charges and severance incurred during the nine months ended September 30, 2020. We expect our stock-based compensation expense for equity-classified awards to increase in future periods as we recognize expense for the full periods, as well as any future grants.
Depreciation
Depreciation for the nine months ended September 30, 2021 and 2020 was $20.4 million and $14.2 million, respectively. The increase in depreciation is a result of capital expenditures for additional technology and computers in support of our company-wide work-from-home policy, as well as leasehold improvements associated with site expansions to support revenue growth.
Amortization of intangible assets
Amortization of intangible assets for the nine months ended September 30, 2021 and 2020 was $14.1 million. Amortization can be attributed to the recognition of client relationship and trade name intangible assets recognized in connection with the Blackstone Acquisition that are being amortized on a straight-line basis.

Contingent consideration
We recognized expense related to the increase in the value of a contingent consideration liability of $3.6 million for cash payments due to the sellers in the Blackstone Acquisition as a result of tax benefits that became receivable by the Company during the nine months ended September 30, 2020. See Note 8(b), “Contingent Consideration” in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional information.
Other expense
Other expense for the nine months ended September 30, 2021 and 2020 was $0.3 million and $0.9 million, respectively. Changes are driven by our exposure to foreign currency exchange risk resulting from our operations in foreign geographies, primarily the Philippines, offset by economic hedges using foreign currency exchange rate forward contracts.
Financing expenses
Financing expense for the nine months ended September 30, 2021 and 2020 was $4.8 million and $5.8 million, respectively. The decrease in financing expense is primarily driven by the decrease in the rate of LIBOR used to calculate the interest rate of the term loan. See “—Liquidity and Capital Resources—Indebtedness—2019 Credit Agreement” for additional discussion on term loan.
Provision for (benefit from) income taxes
Provision for (benefit from) income taxes for the nine months ended September 30, 2021 and 2020 was $(1.8) million and $4.5 million, respectively. Our effective tax rate for the nine months ended September 30, 2021 and 2020 was 2.3% and 17.8%, respectively. There are certain items included within the provision for (benefit from) income taxes calculation which are directly related to the IPO and not expected to recur in future periods, including certain phantom shares bonuses and equity awards made to officers which are not deductible under Section 162(m) of the Internal Revenue Code. Additionally, there are costs related to the issuance of stock-based compensation included within the provision for (benefit from) income taxes calculation. If those costs directly related to the IPO and stock-based compensation expense are removed, the provision for income taxes would have been $14.3 million and the effective tax rate would have been 19.0% for the nine months ended September 30, 2021.
Revenue by Top Clients
The table below sets forth the percentage of our total service revenue derived from our largest clients for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Top ten clients	61%	67%	63%	70%
Top twenty clients	76%	81%	76%	82%
Our clients are part of the rapidly growing Digital Economy and they rely on our suite of digital solutions to drive their continued success. For our existing clients, we benefit from our ability to grow as they grow and to cross sell new solutions, further deepening our entrenchment.
For the three months ended September 30, 2021 and 2020, we generated 27% and 33%, respectively, of our service revenue from Facebook, our largest client, and we generated 11% and 11%, respectively, of our service revenue from our second largest client, DoorDash. For the nine months ended September 30, 2021 and 2020, we generated 27% and 33%, respectively, of our service revenue from Facebook, our largest client, and we generated 11% and 13%, respectively, of our service revenue from our second largest client, DoorDash.
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
Each of the profitability measures described below are not recognized under GAAP and do not purport to be an alternative to net income as a measure of our performance. Such measures have limitations as analytical tools, and you should not consider any of such measures in isolation or as substitutes for our results as reported under GAAP. Adjusted Net Income, Adjusted EPS, EBITDA, and Adjusted EBITDA exclude items that can have a significant effect on our profit or loss and should, therefore, be used in conjunction with profit or loss for the period. Our management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, these measures may not be comparable to other similarly titled measures of other companies.
Adjusted Net Income
Adjusted Net Income is a non-GAAP profitability measure that represents net income or loss for the period before the impact of amortization of intangible assets and certain items that are considered to hinder comparison of the performance of our businesses on a period-over-period basis or with other businesses. During the periods presented, we exclude from Adjusted Net Income amortization of intangible assets, offering costs, the effect of foreign currency gains and losses, losses on disposals of assets, COVID-19 related expenses, severance costs, lease termination costs, natural disaster costs, contingent consideration, one-time payments associated with the IPO, stock-based compensation expense associated with equity-classified awards and the related effect on income taxes of certain pre-tax adjustments, which include costs that are required to be expensed in accordance with GAAP. Our management believes that the inclusion of supplementary adjustments to net income (loss) applied in presenting Adjusted Net Income are appropriate to provide additional information to investors about certain material non-cash items and about unusual items that we do not expect to continue at the same level in the future.
The following table reconciles net income, the most directly comparable GAAP measure, to Adjusted Net Income for the three months ended September 30, 2021 and 2020:

	Three months ended September 30,		Period over Period Change
(in thousands, except %)	2021	2020	($)	(%)
Net income	$11,636	$11,456	$180	1.6%
Amortization of intangible assets	4,711	4,711	—	—%
Offering costs(1)	488	385	103	26.8%
Foreign currency losses(2)	1,285	637	648	101.7%
Loss on disposal of assets	26	155	(129)	(83.2)%
COVID-19 related expenses(3)	—	1,309	(1,309)	(100.0)%
Severance costs(4)	—	2,057	(2,057)	(100.0)%
Lease termination costs(5)	—	1,500	(1,500)	(100.0)%
Stock-based compensation expense(6)	19,243	—	19,243	100.0%
Tax impacts of adjustments(7)	(4,632)	—	(4,632)	(100.0)%
Adjusted Net Income	$32,757	$22,210	$10,547	47.5%
Net Income Margin(8)	5.8%	9.4%
Adjusted Net Income Margin(8)	16.3%	18.1%

(1)	Represents non-recurring professional service fees related to the preparation for public offerings that have been expensed during the period.
(2)	Realized and unrealized foreign currency losses include the effect of fair market value changes of forward contracts and remeasurement of U.S. dollar-denominated accounts to foreign currency.
(3)
Represents incremental expenses incurred related to the transition to a virtual operating model and incentive and leave pay granted to employees that are directly attributable to the COVID-19 pandemic.

(4)	Represents severance payments as a result of certain cost optimization measures we undertook during the period.
(5)	Represents one-time costs associated with the termination of lease agreements for certain U.S. facilities attributable to the COVID-19 pandemic.
(6)	Represents stock-based compensation expense associated with equity-classified awards.
(7)	Represents tax impacts of adjustments to net income (loss) which resulted in a tax benefit during the period. These adjustments include stock-based compensation expense after the IPO.
(8)	Net Income Margin represents net income divided by service revenue and Adjusted Net Income Margin represents Adjusted Net Income divided by service revenue.

The following table reconciles net income, the most directly comparable GAAP measure, to Adjusted Net Income for the nine months ended September 30, 2021 and 2020:

	Nine months ended September 30,		Period over Period Change
(in thousands, except %)	2021	2020	($)	(%)
Net income (loss)	$(77,800)	$20,979	$(98,779)	(470.8)%
Amortization of intangible assets	14,135	14,135	—	—%
Offering costs(1)	6,249	385	5,864	1,523.1%
Foreign currency losses(2)	477	927	(450)	(48.5)%
Loss on disposal of assets	54	150	(96)	(64.0)%
COVID-19 related expenses(3)	6,105	5,068	1,037	20.5%
Severance costs(4)	—	2,627	(2,627)	(100.0)%
Lease termination costs(5)	—	1,500	(1,500)	(100.0)%
Natural disaster costs(6)	442	—	442	100.0%
Contingent consideration	—	3,570	(3,570)	(100.0)%
Phantom shares bonus(7)	129,362	—	129,362	100.0%
Teammate IPO bonus(8)	4,361	—	4,361	100.0%
Stock-based compensation expense(9)	25,014	—	25,014	100.0%
Tax impacts of adjustments(10)	(16,072)	—	(16,072)	(100.0)%
Adjusted Net Income	$92,327	$49,341	$42,986	87.1%
Net Income (Loss) Margin(11)	(14.6)%	6.2%
Adjusted Net Income Margin(11)	17.3%	14.5%

(1)	Represents non-recurring professional service fees related to the preparation for public offerings that have been expensed during the period.
(2)	Realized and unrealized foreign currency losses include the effect of fair market value changes of forward contracts and remeasurement of U.S. dollar-denominated accounts to foreign currency.
(3)
Represents incremental expenses incurred related to the transition to a virtual operating model and incentive and leave pay granted to employees that are directly attributable to the COVID-19 pandemic.

(4)	Represents severance payments as a result of certain cost optimization measures we undertook during the period.
(5)	Represents one-time costs associated with the termination of lease agreements for certain U.S. facilities attributable to the COVID-19 pandemic.
(6)
Represents one-time costs associated with emergency housing, transportation costs and bonuses for our employees in connection with the natural disaster related to the severe winter storm in Texas in February 2021.

(7)
Represents expense for one-time, non-recurring payments of $127.5 million to vested phantom shareholders in connection with the completion of the IPO, as well as associated payroll tax and 401(k) contributions.

(8)	Represents expense for non-recurring bonus payments to certain employees in connection with the completion of the IPO.
(9)	Represents stock-based compensation expense associated with equity-classified awards.
(10)
Represents tax impacts of adjustments to net income (loss) which resulted in a tax benefit during the period. These adjustments include phantom shares bonus related to the IPO and stock-based compensation expense after the IPO.

(11)	Net Income (Loss) Margin represents net income (loss) divided by service revenue and Adjusted Net Income Margin represents Adjusted Net Income divided by service revenue.
Adjusted EPS
Adjusted EPS is a non-GAAP profitability measure that represents earnings available to shareholders excluding the impact of certain items that are considered to hinder comparison of the performance of our business on a period-over-period basis or with other businesses. Adjusted EPS is calculated as Adjusted Net Income divided by our diluted weighted-average number of shares outstanding, including the impact of any potentially dilutive common stock equivalents that are anti-dilutive to GAAP net income (loss) per share – diluted (“GAAP diluted EPS”) but dilutive to Adjusted EPS. Our management believes that the inclusion of supplementary adjustments to earnings per share applied in presenting Adjusted EPS are appropriate to provide additional information to investors about certain material non-cash items and about unusual items that we do not expect to continue at the same level in the future.

The following table reconciles GAAP diluted EPS, the most directly comparable GAAP measure, to Adjusted EPS for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
GAAP diluted EPS	$0.11	$0.12	$(0.83)	$0.23
Per share adjustments to net income (loss)(1)	0.19	0.12	1.81	0.31
Per share adjustments for GAAP anti-dilutive shares(2)	—	—	(0.05)	—
Adjusted EPS	$0.30	$0.24	$0.93	$0.54

Weighted-average common shares outstanding – diluted	109,426,011	91,737,020	93,994,896	91,737,020
GAAP anti-dilutive shares(2)	—	—	5,578,525	—
Adjusted weighted-average shares outstanding	109,426,011	91,737,020	99,573,421	91,737,020

(1)
Reflects the aggregate adjustments made to reconcile net income (loss) to Adjusted Net Income, as noted in the above table, divided by the GAAP diluted weighted-average number of shares outstanding for the relevant period.

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
Adjusted EBITDA is a non-GAAP profitability measure that represents EBITDA before certain items that are considered to hinder comparison of the performance of our businesses on a period-over-period basis or with other businesses. During the periods presented, we exclude from Adjusted EBITDA offering costs, the effect of foreign currency gains and losses, losses on disposals of assets, COVID-19 related expenses, severance costs, lease termination costs, natural disaster costs, contingent consideration, one-time payments associated with the IPO and stock-based compensation expense associated with equity-classified awards, which include costs that are required to be expensed in accordance with GAAP. Our management believes that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors about certain material non-cash items and about unusual items that we do not expect to continue at the same level in the future.
The following table reconciles net income, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the three months ended September 30, 2021 and 2020:

	Three months ended September 30,		Period over Period Change
(in thousands, except %)	2021	2020	($)	(%)
Net income	$11,636	$11,456	$180	1.6%
Provision for income taxes	1,656	2,564	(908)	(35.4)%
Financing expenses	1,633	1,647	(14)	(0.9)%
Depreciation	7,422	3,696	3,726	100.8%
Amortization of intangible assets	4,711	4,711	—	—%
EBITDA	$27,058	$24,074	$2,984	12.4%
Offering costs(1)	488	385	103	26.8%
Foreign currency losses(2)	1,285	637	648	101.7%
Loss on disposal of assets	26	155	(129)	(83.2)%
COVID-19 related expenses(3)	—	1,309	(1,309)	(100.0)%
Severance costs(4)	—	2,057	(2,057)	(100.0)%
Lease termination costs(5)	—	1,500	(1,500)	(100.0)%
Stock-based compensation expense(6)	19,243	—	19,243	100.0%
Adjusted EBITDA	$48,100	$30,117	$17,983	59.7%
Net Income Margin(7)	5.8%	9.4%
Adjusted EBITDA Margin(7)	23.9%	24.6%

(1)	Represents non-recurring professional service fees related to the preparation for public offerings that have been expensed during the period.
(2)	Realized and unrealized foreign currency losses include the effect of fair market value changes of forward contracts and remeasurement of U.S. dollar-denominated accounts to foreign currency.
(3)
Represents incremental expenses incurred related to the transition to a virtual operating model and incentive and leave pay granted to employees that are directly attributable to the COVID-19 pandemic.

(4)	Represents severance payments as a result of certain cost optimization measures we undertook during the period.
(5)	Represents one-time costs associated with the termination of lease agreements for certain U.S. facilities attributable to the COVID-19 pandemic.
(6)	Represents stock-based compensation expense associated with equity-classified awards.
(7)	Net Income Margin represents net income divided by service revenue and Adjusted Net Income Margin represents Adjusted Net Income divided by service revenue.
The following table reconciles net income, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the nine months ended September 30, 2021 and 2020:

	Nine months ended September 30,		Period over Period Change
(in thousands, except %)	2021	2020	($)	(%)
Net income (loss)	$(77,800)	$20,979	$(98,779)	(470.8)%
Provision for (benefit from) income taxes	(1,805)	4,532	(6,337)	(139.8)%
Financing expenses	4,808	5,849	(1,041)	(17.8)%
Depreciation	20,354	14,225	6,129	43.1%
Amortization of intangible assets	14,135	14,135	—	—%
EBITDA	$(40,308)	$59,720	$(100,028)	(167.5)%
Offering costs(1)	6,249	385	5,864	1,523.1%
Foreign currency losses(2)	477	927	(450)	(48.5)%
Loss on disposal of assets	54	150	(96)	(64.0)%
COVID-19 related expenses(3)	6,105	5,068	1,037	20.5%
Severance costs(4)	—	2,627	(2,627)	(100.0)%
Lease termination costs(5)	—	1,500	(1,500)	(100.0)%
Natural disaster costs(6)	442	—	442	100.0%
Contingent consideration	—	3,570	(3,570)	(100.0)%
Phantom shares bonus(7)	129,362	—	129,362	100.0%
Teammate IPO bonus(8)	4,361	—	4,361	100.0%
Stock-based compensation expense(9)	25,014	—	25,014	100.0%
Adjusted EBITDA	$131,756	$73,947	$57,809	78.2%
Net Income (Loss) Margin(10)	(14.6)%	6.2%
Adjusted EBITDA Margin(10)	24.7%	21.8%

(1)	Represents non-recurring professional service fees related to the preparation for public offerings that have been expensed during the period.
(2)	Realized and unrealized foreign currency losses include the effect of fair market value changes of forward contracts and remeasurement of U.S. dollar-denominated accounts to foreign currency.
(3)
Represents incremental expenses incurred related to the transition to a virtual operating model and incentive and leave pay granted to employees that are directly attributable to the COVID-19 pandemic.

(4)	Represents severance payments as a result of certain cost optimization measures we undertook during the period.
(5)	Represents one-time costs associated with the termination of lease agreements for certain U.S. facilities attributable to the COVID-19 pandemic.
(6)
Represents one-time costs associated with emergency housing, transportation costs and bonuses for our employees in connection with the natural disaster related to the severe winter storm in Texas in February 2021.

(7)
Represents expense for one-time, non-recurring payments of $127.5 million to vested phantom shareholders in connection with the completion of the IPO, as well as associated payroll tax and 401(k) contributions.

(8)	Represents expense for non-recurring bonus payments to certain employees in connection with the completion of the IPO.
(9)	Represents stock-based compensation expense associated with equity-classified awards.
(10)	Net Income (Loss) Margin represents net income (loss) divided by service revenue and Adjusted Net Income Margin represents Adjusted Net Income divided by service revenue.
Liquidity and Capital Resources
As of September 30, 2021, our principal sources of liquidity were cash and cash equivalents totaling $61.3 million, which were held for working capital purposes, as well as the available balance of our 2019 Credit Facilities, described further below. Historically, we have made investments in supporting the growth of our business, which were enabled in part by our positive cash flows from operations during these periods. We expect to continue to make similar investments in the future.

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
As market conditions warrant, we and certain of our equity holders, including Blackstone and their respective affiliates, may from time to time seek to purchase our outstanding debt securities or loans, including borrowings under our 2019 Credit Facilities, in privately negotiated or open market transactions, by tender offer or otherwise. Subject to any applicable limitations contained in the agreements governing our indebtedness, any purchases made by us may be funded by the use of cash on our balance sheet or the incurrence of new secured or unsecured debt, including borrowings under our credit facilities. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material. Any such purchases may be with respect to a substantial amount of a particular class or series of debt, with the attendant reduction in the trading liquidity of such class or series. In addition, any such purchases made at prices below the “adjusted issue price” (as defined for U.S. federal income tax purposes) may result in taxable cancellation of indebtedness income to us, which amounts may be material, and in related adverse tax consequences to us.
Indebtedness
As of September 30, 2021, our total indebtedness, net of debt financing fees was $240.9 million, including outstanding borrowings under our Revolving Credit Facility (as defined below) of $39.9 million.
2019 Credit Agreement
On September 25, 2019, we entered into a credit agreement (the “2019 Credit Agreement”) that included a $210 million term loan (the “Term Loan Facility”) and a $40 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “2019 Credit Facilities”). On April 30, 2021, the Company entered into Amendment No. 1 to its 2019 Credit Agreement with the existing lenders providing for $50.0 million incremental revolving credit commitments on the same terms as our existing revolving credit facility. We accounted for this amendment as a debt modification and recorded $0.3 million of debt financing fees which will be amortized, along with previously deferred fees, over the remaining term of the facility.
The Term Loan Facility matures on September 25, 2024 and requires quarterly principal payments of 0.25% of the original principal amount per quarter through September 30, 2020, 0.625% of the original principal amount through September 30, 2021, 1.25% of the original principal amount through September 30, 2022, 1.875% of the original principal amount through September 30, 2023 and 2.50% of the original principal amount thereafter, with any remaining principal due in a lump sum at the maturity date. As of September 30, 2021, $202.7 million was outstanding under the Term Loan Facility. The interest rate in effect for the Term Loan Facility was 2.334% as of September 30, 2021.
The Revolving Credit Facility matures on September 25, 2024 and requires a commitment fee of 0.4% on undrawn commitments paid quarterly in arrears. As of September 30, 2021, the interest rate in effect was 2.334% on $39.9 million of outstanding borrowings under the Revolving Credit Facility. As of September 30, 2021, we had $50.1 million of borrowing availability under the Revolving Credit Facility.
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
Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated:

	Nine months ended September 30,
(in thousands)	2021	2020
Net cash provided by (used in) operating activities	$(63,426)	$45,629
Net cash used in investing activities	(38,603)	(21,886)
Net cash provided by financing activities	62,093	38,303
Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2021 was $(63.4) million compared to net cash provided by operating activities of $45.6 million for the nine months ended September 30, 2020. Net cash used in operating activities for the nine months ended September 30, 2021 reflects the net loss of $77.8 million, which includes the one-time phantom shares bonuses, as well as changes in operating assets and liabilities of $42.4 million. These changes were partially offset by the add back for non-cash charges totaling $56.8 million, primarily driven by $25.0 million in stock-based compensation expense, $20.4 million of depreciation and $14.1 million of amortization related to intangibles recognized as a result of the Blackstone Acquisition, partially offset by deferred taxes of $9.7 million.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2021 was $38.6 million compared to net cash used in investing activities of $21.9 million for the nine months ended September 30, 2020. Net cash used in investing activities primarily consisted of investments in technology and computers as well as build-out costs associated with site expansions to support revenue growth.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2021 was $62.1 million compared to net cash provided by financing activities of $38.3 million for the nine months ended September 30, 2020. Net cash provided by financing activities for the nine months ended September 30, 2021 consisted of proceeds from the IPO, net of underwriters’ fees, partially offset by distribution of dividends, payments for offering costs and payments on long-term debt. Net cash provided by financing activities for the nine months ended September 30, 2020 consisted primarily of cash proceeds from our Revolving Credit Facility of $39.9 million.
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
Critical Accounting Policies and Estimates
Except as described in Note 2, “Summary of Significant Accounting Policies” in the Notes to Unaudited Condensed Consolidated Financial Statements, and discussed below, there have been no material changes to our critical accounting policies or in the underlying accounting assumptions and estimates used in such policies as reported in the prospectus.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our activities expose us to a variety of financial risks: market risk (includes foreign currency), interest rate risk and credit risk.
Foreign Currency Risk
Our exposure to market risk arises principally from exchange rate risk. Although substantially all of our revenues are denominated in U.S. dollars, a substantial portion of our expenses were incurred and paid in the Philippine peso in the nine months ended September 30, 2021 and 2020. We also incur expenses in U.S. dollars, and currencies of the other countries in which we have operations. The exchange rates among the Philippine peso and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future.
The average exchange rate of the Philippine peso against the U.S. dollar decreased from 50.08 pesos during the nine months ended September 30, 2020 to 48.88 pesos during the nine months ended September 30, 2021, representing an appreciation of the Philippine peso of 2.4%. Based upon our level of operations during the nine months ended September 30, 2021 and excluding any forward contract arrangements that we had in place during that period, a 10% appreciation/depreciation in the Philippine Peso against the U.S. dollar would have increased or decreased our expenses incurred and paid in the Philippine Peso by approximately $23.9 million or $19.5 million, respectively, in the nine months ended September 30, 2021.
In order to mitigate our exposure to foreign currency fluctuation risks and minimize the earnings and cash flow volatility associated with forecasted transactions denominated in certain foreign currencies, we enter into foreign currency forward contracts. These derivatives are not designated as fair value hedges under ASC No. Topic 815, Derivatives and Hedging (“ASC 815”). Changes in the fair value of these derivatives are recognized in the consolidated statements of operations and are included in other expense. These contracts must be settled on the day of maturity or may be canceled subject to the receipts or payments of any gains or losses, respectively, equal to the difference between the contract exchange rate and the market exchange rate on the date of cancellation. We do not enter into foreign currency forward contracts for speculative or trading purposes.
For the three and nine months ended September 30, 2021, we realized losses (gains) of $0.7 million and $(0.6) million, respectively, resulting from the settlement of forward contracts were included within other expense.
For the three and nine months ended September 30, 2021, we had outstanding forward contracts. The forward contract receivable (payable) resulting from changes in fair value was recorded under prepaid expenses (accounts payable and accrued liabilities). For the three and nine months ended September 30, 2021, the unrealized losses on the forward contracts of $4.1 million and $5.8 million, respectively, were included within other expense.
We also enter into foreign currency exchange rate contracts to economically hedge our intercompany balances and other monetary assets and liabilities denominated in currencies other than functional currencies. These derivatives do not qualify as fair value hedges under ASC 815. Changes in the fair value of these derivatives are recognized in the consolidated statements of income and are included in foreign exchange gain/(loss). These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on the settlement of these derivatives are intended to offset revaluation losses and gains on the assets and liabilities being hedged.
Interest Rate Risk
Our exposure to market risk is influenced by the changes in interest rates paid on any outstanding balance on our borrowings, mainly under our 2019 Credit Facilities. All of our borrowings outstanding under the 2019 Credit Facilities as of September 30, 2021 accrue interest at LIBOR plus 2.25%. We entered into our 2019 Credit Facilities on September 25, 2019 and our total principal balance outstanding as of September 30, 2021 was $242.5 million. Based on the outstanding balances and interest rates under the 2019 Credit Facilities as of September 30, 2021, a hypothetical 10% increase or decrease in LIBOR would cause an increase or decrease in interest expense of less than $0.1 million over the next 12 months.

Credit Risk
As of September 30, 2021, we had accounts receivable, net of allowance for doubtful accounts, of $157.6 million, of which $63.0 million was owed by two of our clients. Collectively, these clients represented approximately 39% of our gross accounts receivable as of September 30, 2021, and nearly 38% of our service revenue for the nine months ended September 30, 2021.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2021. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

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
*Furnished herewith.
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

TASKUS, INC.
(Registrant)

Date:	November 12, 2021	By:	/s/ Balaji Sekar
Balaji Sekar
Chief Financial Officer
(Principal Financial Officer)
(Authorized Signatory)

Date:	November 12, 2021	By:	/s/ Steven Amaya
Steven Amaya
Vice President—Finance
(Principal Accounting Officer)