Form 10-K
period 2021-12-31
TaskUs, Inc.
filed 2022-03-09
CIK 1829864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________to______________
Commission file number 001-40482
TaskUs, Inc.
(Exact name of registrant as specified in its charter)

Delaware	83-1586636
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

1650 Independence Drive, Suite 100 New Braunfels, Texas	78132
Address of principal executive offices	Zip Code
(888) 400-8275
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	TASK	The Nasdaq Stock Market LLC
Securities registered pursuant to section 12(g) of the Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
		Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $519.8 million, based on the closing price reported on such date as reported by the Nasdaq Stock Market LLC.
As of March 3, 2022, the registrant had 27,431,264 shares of Class A common stock and 70,032,694 shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders are incorporated herein by references in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2021.

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements may also be contained in our other reports filed under Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which involve certain known and unknown risks and uncertainties. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “predicts,” “intends,” “trends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements.
Our actual results may differ significantly from any results expressed or implied by any forward-looking statements. A summary of the principal risk factors that might cause our actual results to differ from our forward-looking statements is set
i

forth below. The following is only a summary of the principal risks that may materially adversely affect our business, financial condition and results of operations. This summary should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in the section entitled “Risk Factors” as such risk factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at www.sec.gov. Such risks and uncertainties include, but are not limited to, the following:
Summary Risk Factors
An investment in shares of our Class A common stock involves substantial risks and uncertainties that may materially adversely affect our business, financial condition and results of operations and cash flows. Some of the more significant challenges and risks relating to an investment in our Class A common stock include, among other things, the following:

•Our business is dependent on key clients, and the loss of a key client could have an adverse effect on our business and results of operations.
•Our contracts are typically one to three years in length with automatic renewal provisions, but certain contracts may provide for termination at the client’s convenience with advance notice and may or may not include penalties or required payments in the event the termination right is exercised. Our clients may terminate contracts before completion or choose not to renew contracts, and our clients may be unable or unwilling to pay for services we performed. A loss of business or non-payment from significant clients could materially affect our results of operations.
•We may fail to cost-effectively acquire new, high-growth clients, which would adversely affect our business, financial condition and results of operations.
•If we provide inadequate service or cause disruptions in our clients’ businesses or fail to comply with the quality standards required by our clients under our agreements, it could result in significant costs to us, the loss of our clients and damage to our corporate reputation.
•Unauthorized or improper disclosure of personal or other sensitive information, or security breaches and incidents, whether inadvertent or purposeful, including as the result of a cyber-attack, could result in liability and harm our reputation, each of which could adversely affect our business, financial condition, results of operations and prospects.
•Content security, including content monitoring and moderation services, is a large portion of our business. The long term impacts on the mental health and well-being of our employees doing this work are unknown. This work may lead to stress disorders and may create liabilities for us. This work is also subject to significant press and regulatory scrutiny. As a result, we may be subject to negative publicity or liability, or face difficulties retaining and recruiting employees, any of which could have an adverse effect on our reputation, business, financial condition and results of operations.
•Our failure to detect and deter criminal or fraudulent activities or other misconduct by our employees, or third parties such as contractors and consultants that may have access to our data, could result in loss of trust from our clients and negative publicity, which would have an adverse effect on our business and results of operations.
•Global economic and political conditions, especially in the social media and meal delivery and transport industries from which we generate significant revenue, could adversely affect our business, results of operations, financial condition and prospects.
•Our business is heavily dependent upon our international operations, particularly in the Philippines and India, and any disruption to those operations would adversely affect us.
•Our business is subject to a variety of U.S. federal and state, as well as international laws and regulations, including those regarding privacy and data security, and we or our clients may be subject to regulations related to the processing of certain types of sensitive and confidential information. Any failure to comply with applicable privacy and data security laws and regulations could harm our business, results of operations and financial condition.
•Our business depends in part on our capacity to invest in technology as it develops, and substantial increases in the costs of technology and telecommunications services or our inability to attract and retain the necessary technologists could have a material adverse effect on our business, financial condition, results of operations and prospects.
•Our results of operations and ability to grow could be materially affected if we cannot adapt our services and solutions to changes in technology and client expectations.
•Fluctuations against the U.S. dollar in the local currencies in the countries in which we operate could have a material effect on our results of operations.

•Our business depends on a strong brand and corporate reputation, and if we are not able to maintain and enhance our brand, our ability to expand our client base will be impaired and our business and operating results will be adversely affected.
•Competitive pricing pressure may reduce our revenue or gross profits and adversely affect our financial results.
•The success of our business depends on our senior management and key employees.
•The ongoing COVID-19 pandemic, including the resulting global economic uncertainty and measures taken in response to the pandemic, has adversely impacted our business, financial condition and results of operations.
•Our Sponsor and our Co-Founders control us and their interests may conflict with ours or yours in the future.
•The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our common stock prior to the completion of our June 2021 initial public offering (“IPO”), and it may depress the trading price of our Class A common stock.
•The market price of shares of our Class A common stock has been, and may continue to be, volatile and may decline regardless of our operating performance, which could cause the value of your investment to decline.
We urge you to carefully consider the foregoing summary together with the risks discussed under “Risk Factors” in Part I, Item 1A. in this Annual Report.
Website and Social Media Disclosure
We use our website (www.taskus.com) and our social media outlets, such as Facebook, Instagram, Youtube, LinkedIn, and Twitter as channels of distribution of Company information. The information we post through these channels may be deemed material. Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s website at ir.taskus.com, its Facebook page at facebook.com/TaskUs/, its Instagram page at instagram.com/taskus/, its LinkedIn page at linkedin.com/company/taskus/, its YouTube account at youtube.com/c/Taskus/, and its Twitter account at twitter.com/taskus. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the “Email Alerts” section of our investor relations website at ir.taskus.com. The contents of our website and social media channels are not, however, a part of this Annual Report.
Additional Information
TaskUs, Inc. was incorporated in Delaware on July 27, 2018, under the name TU TopCo, Inc. On December 14, 2020, we changed our name to TaskUs, Inc. Our principal executive offices are located at 1650 Independence Drive, Suite 100, New Braunfels, Texas 78132 and our telephone number is (888) 400-8275.
Certain Definitions
As used in this Annual Report, unless otherwise noted or the context requires otherwise:
•“Client Net Promoter Score” or “cNPS” refers to a percentage, expressed as a numerical value from -100 to 100, to gauge client satisfaction based on our internal client satisfaction survey, using the question “How likely are you to recommend TaskUs to a friend or a colleague?” on a 0 to 10 scale. Responses of nine or ten are considered “promoters” and responses of six or less are considered “detractors.” The percentage of respondents who are detractors is subtracted from the percentage of respondents who are promoters, and the resulting percentage is the Client Net Promoter Score. cNPS for a given period reflects all client satisfaction survey responses received during that period. TaskUs runs its cNPS survey approximately every six months.
•“Co-Founders” refers to our co-founders: Bryce Maddock, our Chief Executive Officer and a member of our board of directors; and Jaspar Weir, our President and a member of our board of directors.
•“Employee Net Promoter Score” or “eNPS” refers to a percentage, expressed as a numerical value from -100 to 100, to gauge employee satisfaction based on our internal employee satisfaction survey, using the question “How likely are you to recommend TaskUs to a friend or colleague?” on a 0 to 10 scale. Responses of nine or ten are considered “promoters” and responses of six or less are considered “detractors.” The percentage of respondents who are detractors is subtracted from the percentage of respondents who are promoters, and the resulting percentage is the Employee Net Promoter Score. eNPS for a given period reflects all employee satisfaction survey responses received during that period. TaskUs runs its eNPS survey approximately every three months.
•“Headcount” refers to TaskUs employees as of the end of a given measurement period.

•“Net revenue retention rate” for a given fiscal year is calculated using a measurement period consisting of the two consecutive fiscal years ending with and including the most recent applicable fiscal year. Next, we define our “base cohort” as the population of clients that were using our services during the entire 12-month period of the first year of the measurement period. Net revenue retention rate is calculated as the quotient obtained by dividing (a) the revenue generated by the base cohort in the second year of measurement by (b) the revenue generated by the base cohort in the first year of measurement.
•“New client win” refers to a new business opportunity awarded from a company that was not an existing client. When referencing the number of new client wins in a given year, it refers to companies with which TaskUs did not have a business relationship in the prior year.
•“Recurring revenue contract” refers to contracts we have entered into with our clients for our services and solutions for which revenue is recognized over time and under which revenue is expected to continue into the future. A typical recurring revenue contract has a term of one to three years and has an automatic renewal provision.
•“Sponsor” or “Blackstone” refer to certain investment funds associated with Blackstone Inc.
•“Win rate” refers to the percentage of new business opportunities that we were awarded out of all opportunities closed in the period for which we submitted a proposal during the same period. We calculate win rate for a given period as the quotient of the total estimated annual revenue value for our services and solutions under our client contracts, estimated as of the date of each client contract (excluding any estimated project-based revenue value and any estimated revenue value during the implementation period for such client contract) for all opportunities closed as “won” divided by the total estimated annual revenue value for our services and solutions under our client contracts, estimated as of the date of each client contract (excluding any estimated project-based revenue value and any estimated revenue value during the implementation period for such client contract) for all opportunities closed as either “won” or “lost,” in each case during that period. Excluded from this calculation are all opportunities closed as “disqualified” because they never reached the proposal stage.

Part I
Item 1. Business
Overview
We provide digital outsourced services, focused on serving high-growth technology companies to represent, protect and grow their brands. We serve our clients to support their end customers’ urgent needs, navigate an increasingly-complex compliance landscape, handle sensitive tasks, including online content moderation and enable artificial intelligence technology and automation. As of December 31, 2021, we served over 100 clients spanning numerous industry segments within the Digital Economy, including e-commerce, FinTech, food delivery and ride sharing, gaming, HiTech, HealthTech, social media and streaming media. In 2021, over 99% of our revenues came from recurring revenue contracts, and we achieved a net revenue retention rate of 141%.
Our global, omni-channel delivery model is focused on providing our clients three key services – Digital Customer Experience (“Digital CX”), Content Security and Artificial Intelligence (“AI”) Operations. Our Digital CX offerings serve the needs of the modern consumer, whose habits have changed in the past decade and revolve around the smartphone. Our Content Security offerings include content monitoring and moderation services, the need for which is increasingly critical to protect the sanctity of the open internet. Our AI Operations offerings include providing high quality, human-annotated data sets and algorithm training services to our clients as they navigate significant increases in the prevalence of disruptive AI technology.
We have a track record of using thesis-led prospecting strategies to identify attractive and emerging industry segments in their infancy, win marquee clients and establish thought leadership and operating best practices. We had a new client win rate of 49% in 2021.
Our delivery model is tailored to meet the needs of high-growth companies. Our cloud-based technology infrastructure is designed to enable clients to set up operations quickly and seamlessly and allows clients to outsource many of their core processes at earlier stages of their company lifecycle. We use data science and process automation to achieve technology-driven efficiency gains. We analyze a significant amount of aggregated data obtained from customer interactions on behalf of our clients. We leverage these insights and end customer-driven feedback to drive workflow efficiencies, deliver insights on predictive behaviors that lead to lower customer churn and help our clients innovate their core product offerings and develop new product features. We use cNPS to measure our client satisfaction. Our 2021 full year cNPS was 64.
We believe that prioritizing and investing in our frontline employees helps us better serve our clients. As we have expanded across the globe, we strive to champion our vision of operational excellence through an employee-centric culture at every site. As of December 31, 2021, we had approximately 40,100 employees across twenty-three sites in ten countries, including two countries where operations are expected to start in 2022. In 2021, our eNPS was 70, and 78% of our employees who participated rated us 9 or 10 on a scale of 10. In addition, we held a Glassdoor rating of 4.6 out of 5.0 as of December 31, 2021.
On June 11, 2021, our Class A common stock began trading on the Nasdaq Stock Market LLC (“Nasdaq”). Upon closing the IPO on June 15, 2021, we issued and sold 5,553,154 shares of Class A common stock (the “primary” offering) and certain selling stockholders sold 9,626,846 outstanding shares (the “secondary” offering), including shares sold by the selling stockholders pursuant to the underwriters’ full exercise of their option to purchase additional shares, at a public offering price of $23 per share. We received net proceeds of $120.7 million after deducting underwriting discounts and commissions, but before deducting offering expenses. We used the proceeds from the primary offering, together with cash on hand, to satisfy payments of approximately $127.5 million in respect of vested phantom shares.
Key Industry Trends
As technology and the internet have fundamentally transformed the way consumers seek to engage with their favorite brands, a number of trends have emerged that benefit our clients and increase their demand for our solutions, including:
Rapid growth in the Digital Economy: New and emerging digital trends such as the Internet of Things (“IoT”), cloud computing, mobile web services and AI are changing the business ecosystem and creating new opportunities for economic growth. These companies have leveraged technology and low barriers to entry to disrupt traditional markets and experience rapid growth.
Technology companies are outsourcing at an accelerating pace: As technology companies scale, they must dedicate resources across product development. However, they often lack the physical capacity or desire to develop operational infrastructure internally as they focus on growing their core offerings. As a result, we believe technology companies are increasingly willing to outsource at earlier stages of their lifecycles and are driving outsized growth within the overall outsourcing industry. Additionally, many technology companies have adapted to COVID-19 by allowing employees to work remotely, which we believe has increased these clients comfort with a less structured work environment and resulted in increased outsourcing opportunities. As talent has become increasingly difficult to find in today’s low unemployment and strong hiring environment, many technology companies are turning to outsourcers with a core competency in hiring, training and retaining skilled employees.
COVID-19 accelerating outsourcing spend: As businesses are forced to learn how to work remotely, we believe it is becoming less important where employees are physically located or whether they are employed directly or by an outsourced partner.
Alignment of vendor company culture: We believe that vendor company culture is the number one selection criteria when digital economy companies evaluate outsourcing vendors. Companies understand that consumers increasingly want to feel a personal connection to the brands they interact with. This trend accelerates the need for next-generation outsourcers to act as extensions of their clients’ brands so that end customers receive the personal experiences they desire.
Customer experience is a critical retention and growth lever, rather than a cost center: The direct impact of negative experiences on brand affinity coupled with relatively high customer acquisition costs for new economy companies, underscores the importance of active customer retention efforts.
Significant increase in user and advertiser generated content and the need for content moderation: There are over four billion social media users worldwide, leading to unprecedented amounts of user generated content. As a result, social media platforms have attracted billions of advertising dollars from a significant number of advertisers. There are regulatory and reputational risks, as well as billions of dollars of revenue streams at stake, for these platforms if sensitive content is not properly moderated.
Advancement of AI technologies requires large sets of annotated data: AI use cases are growing quickly and the success of AI companies will be determined in large part by the accuracy of their algorithms, which are inextricably linked to the quality of underlying data sets which must be manually annotated by trained experts. We believe that as AI continues to grow, so too will outsourcing opportunities.
Competitive Strengths
We have distinguished ourselves as a leader in next-generation technology-enabled outsourced services by leveraging several competitive strengths, including:
High Growth Technology Is Not a Segment of Our Business, It Is Our Business: We view technology as a macro trend that transcends all industries, whereas we believe most of our competitors view technology as one of their many client verticals. We have been able to develop deep expertise across several sub-verticals that comprise this high growth market, including food delivery, e-commerce, FinTech, HealthTech and social media. We facilitate millions of interactions between our clients and their respective end customers on a daily basis. We leverage insights from this constant flow of activity to better understand the particular challenges and trends in each niche market, which enables us to drive best practices across our client base.
 Digitally Native: As a 13-year-old outsourcer, we were “born on the web and grew up in the cloud,” allowing us to enter the market without investing in legacy infrastructure. We are adept at executing work in digital channels such as chat, native in-app messaging, short message service (“SMS”), and social channels. In 2021, 95% of our revenue was delivered from non-voice, digital channels or omni-channel services, and our technology infrastructure is cloud-based.
Agility and Responsiveness at Scale: We know how to get the job done—quickly. We move swiftly and we think differently. From the pre-contract engagement of our Project Management Organization to our decentralized “Site ‘CEO’ Model,” we are purpose built for speed to support our clients’ ever-changing needs. We believe these characteristics provide a differentiated ability to thrive in high growth and large-scale environments. We reacted to the COVID-19 pandemic swiftly, enabling over 90% of our frontline employees to work-from-home soon after the commencement of lockdowns. The average time between the signing of a new client and having teammates fully engaged to work with the client was 14 days in 2021.
Leadership in Content Security and Wellness: The growth of social media platforms and the need to secure the user and advertiser generated content on these platforms has led to growth in demand for content moderation services. To care for the health and well-being of our front line teammates performing work in Content Security dealing with misinformation, offensive content, and critical policy issues, we have developed the TaskUs Resiliency Studio, a clinician-led and evidence-based psychological health and safety program. We couple this with advanced policy management expertise and an agile product development team focused on tools and innovation.

Employer of Choice: Our culture has been recognized internationally and our eNPS was 70 in 2021. We believe this not only drives higher quality work and lower attrition, but also enables us to nimbly recruit additional employees to accommodate growth.
Founder-Led, Organic Growth Engine: Our Co-Founders and seasoned management team have meticulously built our employer brand and the agile operating model we rely upon to deliver for high growth clients. They have brought together a world class leadership team of service industry professionals who bring deep domain expertise to support their vision of a next generation services company; one that puts people at the center of its strategy to drive exceptional and sustainable growth. We have grown completely organically, leading to consistency in operations and culture which provides a strong foundation for future potential growth, organic or inorganic.
Growth Strategy
We intend to continue our growth trajectory through our five growth levers, taking advantage of attractive and actionable opportunities, including:
Growing with our Current Clients: As of December 31, 2021, we served over 100 of the world’s leading technology companies. In addition, over 99% of our revenues in 2021 were from recurring revenue contracts, and we achieved a net revenue retention rate of 141%.
We have a significant opportunity to enhance the penetration of current services as well as cross-sell new services. As our clients grow in size and the complexity of their outsourcing needs increases, we believe we have an opportunity to increase the addressable spend available to TaskUs. In 2021, 69 current clients signed new statements of work with us.
We invest heavily in strategic account management and planning through our Client Services organization to capture this opportunity. We have organized our Client Services organization around our strategic vertical markets to deliver domain expertise, industry insight, and best practices to expand our growth long term and ensure success.
New Client Wins: We are well positioned within multi-billion dollar commercial markets with substantial addressable spend opportunities where we focus on culturally aligned, agile companies that plan to scale rapidly. We believe a brand associated with high growth digital disruptors is desired by enterprise-class technology companies wishing to be more agile and looking for a different breed of partner. We plan to take advantage of our brand position and highly effective sales team, modeled after SaaS industry practices, to continue to diversify our client base and add more enterprise-class technology brands to our client list. We had a total of 41 new clients in 2021, and a new client win rate of 49%.
Our world-class sales team is organized around new economy industry verticals such as Entertainment + Gaming, FinTech, HealthTech, HiTech, On Demand Travel + Transportation, Retail + e-Commerce and Social Media. We identify emerging industry and funding trends to engage early and work with future market leaders and enterprise-class clients. We engage at the founder and C-suite level and use our experience and references to win new peer clients. We believe this cycle approach establishes credibility, expertise, and scale within a vertical niche. We intend to continue to utilize these tactics to expand and move up-market across current and newly identified industry verticals, or sub-verticals, we consider to have attractive growth prospects.
Expanded service offerings: We closely watch trends in the start-up and venture capital space, working with founders and investors to develop custom service offerings. This approach has earned us the opportunity to support some of the fastest growing companies in history, often before anyone else.
In Content Security, we responded to the rise of Non-Fungible Tokens (“NFTs”) by rolling out a service focused on securing the marketplaces or games where these digital assets are bought and sold. This leverages our existing capabilities and brings an adjacent offering to the market.
We aim to bolster our portfolio of highly complementary service capabilities by integrating consultative expertise, process automation, and technology that further expand our value proposition to clients. Services such as Content Security, anti-money laundering, fraud prevention and data science are areas we believe are particularly attractive and highly relevant for our forward-leaning technology client base.
Expanding Geographically: Global presence and multilingual capabilities are of increasing importance to our multinational clients and potential clients. New geographies mean new languages and/or capabilities to offer to our clients and increasing opportunities to win new business. We plan to continue expanding our geographic footprint to drive growth with both existing and new clients.

Year	Total Sites	Countries Entered	Total Countries
2019	13	1 (India)	5
2020	18	3 (Greece, Ireland, Colombia)	8
2021	23	2 (Malaysia, Japan)(1)	10
(1)    Operations in these new countries are expected to start in 2022.
Pursuing Opportunistic M&A: We intend to continue to evaluate M&A opportunities to expand into higher value, specialized services, add new geographies or add additional capabilities to support our teammates in delivering exceptional service. We intend to opportunistically add technical capabilities, including cognitive AI, process automation and efficiency tools that increase teammate effectiveness. Additionally, we will evaluate opportunities to expand to more premium services and end markets such as anti-money laundering, data and analytics and fraud detection platforms.
Consistent with this strategy, we regularly evaluate potential acquisition opportunities, including ones that would be significant to us. We cannot predict the timing of any contemplated transactions.
Solutions and Services
We work with disruptive technology companies in different stages of their life cycle ranging from high-growth venture capital-backed companies to innovative global public companies. The TaskUs platform is purpose-built and organized around the following three service offerings:
•Digital Customer Experience: Principally consists of omni-channel customer care services primarily delivered through digital (non-voice) channels. Other solutions include customer care services for new product or market launches, trust & safety solutions and customer acquisition solutions.
•Content Security: Principally consists of review and disposition of user and advertiser generated content for purposes which include removal or labeling of policy violating, offensive or misleading content. We are developing and enforcing Content Security policies in several areas including intellectual property, job and commerce postings, objectionable material, political advertising, as well as services related to the rise of NFTs, digital marketplaces and gaming platforms.
•Artificial Intelligence Operations: Principally consists of data labeling, annotation and transcription services performed for the purpose of training and tuning AI algorithms through the process of machine learning.
For the fiscal year ended December 31, 2021, Digital Customer Experience, Content Security and Artificial Intelligence Operations represented 64%, 22% and 14%, respectively, of our total service revenue of $760.7 million compared to 63%, 27% and 10%, respectively, of our total service revenue of $478.0 million for the year ended December 31, 2020.
Digital Customer Experience
Our clients in Digital Customer Experience are predominantly online or app-based businesses transforming industries such as ride-sharing, e-commerce, food and grocery delivery, streaming media, and online digital marketplaces. Our digitally native service offerings enable us to utilize lower cost non-voice channels. We leverage chat, social, in-app support, SMS, and in-platform solutions and apply an “automation first” mentality to our client engagements.
Engagement Lifecycle: When we begin a Digital CX engagement, we often lead with our consulting team. They bring deep expertise in channel strategy, tool selection, talent enablement and operations optimization. Once we have established an operating framework, our Implementations and Operations teams are brought in to build the project plan and execute the strategy. We identify the critical key performance indicators (“KPIs”) which define success and provide a roadmap for continuous improvement and implement them in real-time management dashboards. We execute these solutions through our team of highly-trained and dedicated omni-channel service experts, whom we call teammates. We create a deep connection between our teammates and our clients—we become brand ambassadors for our clients and are deeply integrated in their workflows. Their success is our success.
Our Digital Customer Experience solutions include:
Omni-Channel Customer Care: Protecting and maintaining our clients’ brands makes up a significant portion of our Digital CX services. In 2021, 92% of our Digital CX revenues were generated from non-voice, digital channels or omni-channel services, while the remaining 8% were generated purely from voice channels; even our pure voice work is supported by cloud-based infrastructure. This scale and breadth of over a decade of experience gives us a differentiated and mature perspective on how to tailor these channels to our clients. We customize the support experience to the specific client and channel we operate within, across account management, billing and technical support. When built correctly, digital channel support can deliver higher satisfaction, lower cost, and be easier to operate. We use the following operational levers to differentiate our performance for clients:
•Automating for Efficiency in Operations: We are focused on driving efficiency; both in our clients’ and our own business. We continually seek opportunities to eliminate simple, rote work so our teammates can deliver higher value services where our clients need them most.
•Innovation and Insights: TaskUs has developed a differentiated insights and innovation governance model to help deliver frontline insights and advanced analytics and propose efficiencies through automation. We use data science, near-real-time dashboards and leadership insights—replacing static monthly reporting—to manage the continuous improvement of our programs and create alignment and transparency.
•Culture Builders: Our clients select us in part because of the culture we maintain; specifically, the culture of employee engagement that exists in our delivery sites around the world. Evolving marketplace, subscription, and SaaS models have resulted in a clear understanding of customer lifetime value. High-growth technology companies are cognizant that the customer experience they provide is a differentiator and our teammates are an extension of our clients’ respective brands. Tenured and engaged employees deliver better and more consistent results.
New Product or Market Launches: Our clients are often in a high-stakes race to get a new product launched or enter a new market. Through the dozens of clients we have supported in these efforts, we have designed a value-added framework of product and market launch playbooks. This gives us an edge as the go-to-partner for critical new growth initiatives. We operate as an extension of our clients’ in-house teams delivering key market insights, speed and agility, and frontline feedback on the true customer experience so they can adapt and win quickly in new initiatives.
Trust & Safety: Industries including ride-sharing, gaming, online dating, FinTech, streaming media and e-commerce sites are forced to spend time addressing bad-actors on their platforms. We position our most skilled teammates to perform the critical support needed to protect end users, detect and eliminate fraud, address unwanted user activity, and manage regulatory compliance. We believe Trust & Safety work allows us to move up-market with our clients, creating greater stickiness and increasing the value of our partnerships.
Customer Acquisition: TaskUs also helps digital disruptors acquire customers. TaskUs supports lead research, lead generation, appointment setting, new customer outreach and activation, retention, and advanced customer conversion from free and low cost subscription/product offerings to one of higher value and profitability. TaskUs’ approach to these services matches our clients’ new economy business models. We are customer experience focused and consultative, looking to add value to the user and secure our clients’ brand perception.
Voice of the Customer: TaskUs leverages its access to a wealth of internal and external customer experience data to provide insights and feedback on customer, process and product operations and policies. Our data science and analytics team assist by building data models for decision making on items such as customer satisfaction and dissatisfaction. Third-party tools are also utilized to gain additional insights from data outside of day-to-day operations items including social media feedback, product reviews, and industry trends. This service area delivers a more robust 360º view of customer sentiment to uncover strategies to improve the overall experience not often seen from traditional metrics such as customer satisfaction surveys.
TaskUs Digital CX Consulting: TaskUs Consulting Group provides a broader suite of services to our growth-stage clients beyond our day-to-day operational expertise. Clients often need assistance designing their customer experience programs and optimizing their operating environments; many skills they do not have in-house during the early part of their growth journeys. Consulting allows TaskUs to engage early and begin solving problems for clients without a long-term contract. It also helps us win new clients through deeper understanding of client pain points and desired outcomes. TaskUs Consulting Group offers the following areas of consulting expertise:
•Digital Customer Experience Strategy: customer journey mapping, channel strategy, chat bot and automation strategy.
•Human Capital and Talent Enablement: recruitment profile management, training redesign, knowledge base optimization and re-design.
•Operational Excellence: workflow and process mapping, best practice analysis on workforce, quality and analytics.
•Technology Assessment & Recommendations: tool evaluation, selection and implementation services.
Content Security
The rise of apps and social networks has led to the growth of user-generated content and advertising. To comply with government regulations and advertiser standards, social networks maintain complex platform policies to define what constitutes acceptable and unacceptable content and advertisements. These policies need to be constantly refined in response to emerging threats, evolving vernacular and increasing regulations.
•Government Regulation: For major social networks, not reviewing and removing inappropriate content is simply not an option. There is an ethical and moral imperative, which in recent years has become a legal obligation in some jurisdictions.
•Advertiser Sentiment: Advertisers have on multiple occasions pulled advertising dollars from social websites that fail to remove user-generated content they felt endangered their brand image.
Content Security Services
Content Security services rely on a combination of AI and human experts to review and remove offensive content. We have also developed proprietary technology that our Content Security teams use to improve their efficiency and accuracy.
AI can be leveraged effectively to remove text that is commonly understood to be objectionable and images that have previously been marked as offensive. Human Content Security experts step in to discern context, parse novel slang, and identify images that have been modified to intentionally avoid detection. Some forms of content violations can be successfully moderated using AI in the majority of cases, while other forms of violations require significant manual intervention. Sexual images or clearly offensive text is mostly removed in an automated fashion, whereas political advertising manipulation, bullying and hate speech mostly requires manual intervention. As a result of increasingly complex and nuanced policies, decisions are often ambiguous and nuanced, requiring Content Security experts to possess deep domain knowledge as well as broad cultural and market expertise.
We are developing and enforcing Content Security policies in several areas, including intellectual property, job and commerce postings, objectionable material, and political advertising. Our operational leadership teams develop a deep understanding of our clients’ processes and how to apply those policies efficiently and with high accuracy. We have a deep sense of purpose to protect our global society and we believe that content review is an integral part of a safe and open internet.
Highlights of our Content Security service offering include:
TaskUs Resiliency Studio: We view our employees who provide Content Security services as “Digital First Responders.” Most of the content our employees review is not offensive, but even constantly viewing misinformation or conspiracy theories can be challenging. To care for our employees’ well-being, we have developed the TaskUs Resiliency Studio, a clinician-led and evidence-based psychological health and safety program. This approach shapes every step of the employee life cycle:
•Our recruitment process provides transparency about the role and responsibilities, our interview process screens for psychological resiliency.
•Our training process prepares employees to recognize the signs of emotional burnout.
•On the job support resources include one-to-one and group counseling sessions. Given pandemic-related limitations on in-person meetings, at times our team utilizes virtual reality for counseling sessions.
•Post-employment support that makes these counseling resources available to any former teammate who needs them.
We have a staff of clinicians, licensed counselors, behavioral health researchers and other wellness professionals who have developed this approach and are responsible for the daily delivery of these services to our employees. We design our Content Security workspaces using advanced neurofeedback techniques to support employee well-being and reduce workplace stress. This is in addition to the benefits that TaskUs provides to most of its employees, including healthcare, and, while onsite, gyms, daycare, free or subsidized meals, and more.
The area of wellness is of critical importance to our clients, many of whom select vendors in large part based on their wellness and resiliency programs. They score us regularly on the robustness of our programs and our consistency of implementing them versus our competitors.
Global Policy Management: Our Content Security organization partners with our clients to apply best practices to policy development and distribution, product design, quality, and training. As a result of government regulations and cultural norms, major social networks must maintain increasingly distinct content policies in different geographies. These policies are dynamically updated in response to the latest threats and evolving bad actor behavior. TaskUs advises and supports clients’ policy development, and provides distribution and policy training.
Tools and Innovation: The tools used by employees providing Content Security services have a significant impact on efficiency, accuracy and quality. We partner with our clients to customize these toolsets and have developed proprietary technology to improve our own productivity and accuracy. Finally, our quality and training organization reviews employee decisions in an ongoing fashion, in order to close the feedback loop through coaching and performance management. We intend to continue devoting significant resources to these dedicated Content Security and wellness teams.
Artificial Intelligence Operations
Intelligent applications based on Artificial Intelligence are core to the digital economy. AI applications are created by annotating datasets to train an algorithm in a process called Machine Learning. We first began supporting AI applications over a decade ago, including next-generation product development efforts such as transcribing voicemail messages for visual voicemail solutions and manually scoring the sentiment of social media posts for social listening tools. Today, our services have increased in sophistication and complexity as AI applications have evolved.
We have been investing in digital innovation, including in our AI Operations offering, to meet the growing demand in this service offering. We have developed internal applications to help our current teammates be more efficient and have launched the “TaskVerse” platform to expand our reach for additional talent. We see this platform as a system that could supplement the work that we do to support large-scale AI projects and deliver rapid results by leveraging a combination of TaskUs employees and globally distributed experts.
Our Artificial Intelligence Operations solutions include:
Data Annotation: We build large sets of training data for our clients by annotating videos, photos, audio clips and text based on their policy specifications. The quality of this training data is based on the accuracy of our annotation and plays a large role in the success of the resulting AI algorithm. As AI becomes more sophisticated and its applications become more global it can require data sets that are annotated by people who speak various languages and come from varying backgrounds and cultures. We believe that the TaskVerse platform could help us supplement our capabilities to meet these needs.
Examples of the applications that Data Annotation powers include:
Computer Vision: Algorithms which allow a computer to “see” the world require millions of labeled images. For mission critical applications such as autonomous vehicles these images often must be labeled down to a single pixel.
Natural Language Processing: To understand the meaning of phrases, algorithms are trained with large sets of written text that has been annotated based on parts of speech, meaning and sentiment.
Video Processing: Understanding videos requires the segmentation and recombination of two distinct training data sets—audio and visual. The audio file must be transcribed and annotated to enable Natural Language Processing and objects in the image files must be tagged to enable Computer Vision.
Sensor Processing: Refining algorithms which make decisions based on sensor data requires annotated sets of sensor data from sources such as the LiDAR systems of autonomous vehicles.
We group our algorithm training services into three phases: learning, generalizing, and predicting. Each of the three phases of development requires distinct support methodologies including quality, training, and knowledge management.
Our future vision includes supporting algorithms for facial recognition, teaching new autonomous vehicles like drones to fly, identifying bullying in real-time on live gaming platforms, reading MRIs and x-rays accurately and helping to automatically detect cyber-security attacks; among many others. We are in the process of developing an application suite to increase our capabilities.

Sales and Marketing
New Client Sales Highlights
*Deal duration reflects the number of days between the creation of an opportunity in our opportunity management system and when a contract is signed or lost. This includes opportunities for both New Clients and Existing Clients.
In Silicon Valley, Alley, and Beach, and throughout the globe, we believe TaskUs is known for its work with recognizable technology companies. This differentiated brand position has been carefully crafted over the past decade. From our founding days, our sales team has walked the halls of TechCrunch Disrupt, Websummit, and SXSW to meet the seed stage disruptors who could ultimately become growth stage category leaders. We scour funding sources and backchannel through our venture capital and private equity relationships, keeping our finger to the pulse of what’s happening on the ground floor in emerging technology.
With this knowledge, we develop thesis-led prospecting strategies, and apply a multi-faceted pipeline generation process to have conversations with emerging companies, even if they are years away from being ready to engage us. We invite them to our conferences, share value added content and host them at Founders’ Dinners and events in an effort to build genuine relationships as their trusted advisors. We believe our perseverance and dedication have positioned us to be the first call for emerging consumer technology companies on the verge of hyper growth.
The TaskUs sales strategy delivers within our targeted industry verticals through the following methodology:
Verticalized sales approach: We align the sales team to industry verticals for solution consistency, case studies, references, common pain points and industry insight. By focusing on industry verticals, we develop deep domain expertise to better engage with our clients, understand their pain points, and provide superior solutions. Once on-boarded, the client relationship is handed off to our account management organization, known as Client Services, which is organized in a consistent verticalized approach.
We focus on the disruptive tech-based, high-growth industry verticals of large commercial markets. We approach the lifecycle of a vertical by identifying the market, engaging in opportunities, winning marquee clients, expanding within the industry, and moving up-market. In 2021, we achieved a 49% new client win rate for every dollar of opportunity we pursued. TaskUs thoughtfully enters new industry verticals, or sub-verticals, when we identify emerging trends. We learn from each client we win and use this knowledge to further refine our sales strategy.
Penetrate and Radiate: Excellence in operations earns us trust and the right to take on additional work. In 2021, we achieved a 64 cNPS. Using data science and insights gives us an understanding of new problems to solve for clients. We present proactive proposals in our quarterly business reviews and bring in our consulting teams to look for opportunities for continuous improvement. We believe these approaches unlock additional opportunities for work of greater complexity and importance.

We invest heavily in strategic account management and planning through our Client Services organization to capture this opportunity. We have organized our Client Services organization around our strategic vertical markets to deliver domain expertise, industry insight, and best practices to expand our growth long term with these clients and ensure success.

Clients Generating $500k+ /Year in Revenue
57
72
93
2019
2020
2021

Community Driven Marketing: Our marketing efforts are focused on leveraging our community and creating an ecosystem where prospects can engage with us and learn about our value proposition.
•CX Summit: Twice a year, we host a conference with hundreds of customer experience professionals, both clients and future clients of TaskUs. The summit features keynote speakers sharing their experiences and best practices, and roundtable discussions where leaders can connect with other leaders.
•Ridiculously Good Dinners: We have hosted many dinners bringing together founders and C-suite level executives of notable technology companies.
•Ridiculously Good Events: We invite VIPs in our community to get to know us and each other through unique experiences. We believe these events contribute to significant new opportunities and goodwill with our prospects.
While COVID-19 has impacted how we engage with prospects, we have been able to transition some of our marketing efforts to a virtual environment.
Effective and Highly-Efficient: We maintain an effective and efficient sales operating model by using industry-leading tools and a highly leveraged offshore sales support model.
•World-class sales operations, lead and demand generation, using Salesforce Sales Cloud and Pardot. The TaskUs sales approach is based on modern SaaS industry sales models versus classic outsourcing models which tend to be “top heavy,” with numerous highly paid sales executives that are responsible for all parts of the sales process (demand generation through deal closure) and generally close only one or two deals per year. We believe we have created a scalable sales engine that doesn’t rely on these “rainmakers,” alone, but leverages junior level sales talent developed in-house to create effective sales teams. These teams take advantage of skilled proposal, marketing and demand generation resources offshore for support. We believe this approach lowers the total cost of sales and creates repeatability and sustainability by maintaining the entire sales funnel at all times.
•Most of our non-client facing resources in sales, client services (account management), and marketing are based offshore. Our graphic design, video-editing, proposal management, and lead research teams tap into the immense creative talent and process expertise of the Philippines and India.
•Vertically aligned Business Development Representatives (“BDRs,” also known as inside sales) triage marketing qualified leads, perform outbound outreach to prospects, and generate pipeline while our Sales Executives and Vice Presidents operate as “capture execs” focusing on deal closure and value delivery. These BDRs have also become the “bench-strength” of our sales and client services teams moving up into more senior roles over time and aligning to our team-based sales culture.
Delivery and Operations
TaskUs operations are designed to scale rapidly with perpetual experimentation and iteration and a devotion to data-driven decision making. Many of our clients have little to no outsourcing experience. Given the rapid scale required to keep up with the growth of their businesses, they choose to outsource certain services. Unlike more mature buyers of outsourced services, our clients rarely deliver us a prescriptive playbook for how to run our operations. We work with our clients to understand their objectives and design the most efficient process to meet and exceed these goals. In our 2021 cNPS Survey, 73% of all respondents agreed or strongly agreed that their programs’ operational performance expectations are regularly met. To deliver to these standards we offer:
•Subject Matter Expertise: We have “SME” teams in each of our primary services—Digital Customer Experience, Content Security and Artificial Intelligence Operations.
•Project Management Organization: Our “PMO” is the linchpin between sales and operations to ensure client success.
•Modern Service Excellence: We use real-time dashboards and KPI management to meet and exceed our clients’ expectations. Our process discipline has allowed us to achieve multiple certifications and compliance standards including SOC 2 Type 2, HIPAA and PCI-DSS.
•Agile Automation: There are often opportunities to continuously improve our efficiency and quality with our own technology. Our Digital Innovation team focuses on rapid prototyping using lightweight technical solutions like browser based extensions, robotic process automation, and productivity and workflow analytics.
•Data Science and Analytics: Our Business Intelligence teams apply data science to client data to drive insights back into our operations in a cycle of continuous improvement.
At the core of our operations are scaled teams of employees, our TaskUs teammates. These individuals ultimately determine the quality of service we provide our clients and, as such, we are obsessive about the standards of our frontline teammates and our team leaders, the first level of management, and dedicate the necessary resources to attract and retain this talent. We have organized our global operating model around our sites, which are run by operations leaders, who act as “Site CEOs.”
Our operations are supported by centralized shared services based in the Philippines and India. Each of our sites has at least one leader on-site from each of our support functions, including Human Resources, Workforce Management and Information Technology. The combination of onsite leadership with scaled shared services allows us to support our Site CEO model in a cost effective manner and execute processes with the appropriate consistency globally while accounting for local nuance.
Additionally, we launched TaskVerse, a platform to expand the reach of our AI Operations work, during the fiscal year ended December 31, 2021. We expect that TaskVerse will allow us to supplement the work we do for large-scale AI Operations engagements and deliver rapid results by leveraging a combination of TaskUs employees and globally distributed freelance experts.
We leverage technology to deliver coaching, training, and support services at scale. Our proprietary coaching platform, Boost, is used daily by our frontline team leaders to coach their teammates and for our entire executive team to manage weekly one-to-ones and quarterly performance appraisals. Our learning-management-system, ACE, is used to enable self-paced client specific training and certification. Our Global Knowledge Support Center, Glowstick, is an employee engagement platform used to provide self service and support ticketing for all areas of our business.
Utilizing primarily offshore and near-shore markets is a central tenet of our service delivery strategy. Since 95% of our revenue in 2021 was delivered from non-voice, digital channels or omni-channel services, we are particularly well positioned to leverage an off-shore / near-shore model.
As of December 31, 2021, we provided our services through a network of twenty-three locations in ten countries, including two countries where operations are expected to start in 2022, and employed approximately 40,100 people worldwide. The Philippines is our largest off-shore market with approximately 27,100 employees, or 68% of total employees. In addition to our on-site operations, we utilize an internally developed cloud-based platform, Cirrus, which enables our employees to deliver services remotely on behalf of our clients. Given the recent shift to work-from-home at TaskUs during COVID-19, we expect our Cirrus Work@Home platform to be a meaningful part of our future delivery model.

______________
*Headcount numbers are approximate
Culture and Human Capital Resources
We believe that serving frontline employees helps us to better serve our clients. As we have expanded across the globe, we strive to champion our vision of operational excellence through an employee-centric culture at every site.
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
Our philosophy is simple: treat people well and they will deliver a better end customer experience which leads to happy clients and a thriving business. Our employees are the core of our business. Our success depends on our ability to attract, hire, train and retain sufficient numbers of employees in a timely fashion at our sites to support our operations. Our employee-centric culture, our focus on employee wellness and satisfaction and our employee-centric site selection enable us to meet that challenge and motivate our employees to stay for the long term. Our happy, motivated and hardworking employees in turn produce high-quality work for our clients.
We continually work on our company culture like it is a product we sell in the market, by listening to our employees, similar to how we listen to our clients. We leverage this feedback to drive continuous improvement, conduct quality control to ensure global consistency, and award bonuses to our executives based on achieving their culture-related goals. Our primary culture-related goal metric is eNPS, the single most important barometer we use to measure employee engagement. In 2021, our eNPS was 70, and 78% of our employees who participated rated us 9 or 10 on a scale of 10.
Our executive team reviews the survey score and thousands of verbatim comments. We take the feedback and create specific and measurable goals we believe will impact parts of our culture. Our ability to maintain high eNPS scores enables us to drive real business impact. We believe it drives improved attendance as our teammates show up on time and excited to work. We believe happy employees deliver better results and higher retention. The voluntary attrition rate for employees who were employed by TaskUs for more than 180 days was 15.3% for the year ended December 31, 2021.

None of our employees belong to a labor union and we have never suffered a material interruption of business as a result of a labor dispute. We consider our relations with our employees worldwide to be good.
Our Clients
As of December 31, 2021, we served over 100 clients, the majority of which are disruptive technology companies in attractive, high growth industry verticals, including social media, e-commerce, gaming, streaming media, food delivery and ride sharing, HiTech, FinTech and HealthTech. We work with a broad range of clients in different stages of their lifecycle, ranging from start-up companies to well-capitalized and established public companies with scaled operations. Our top ten and top twenty clients accounted for 62% and 76% of our revenue for the fiscal year ended December 31, 2021, respectively. Our largest client, Meta, formerly known as Facebook, and our second largest client, DoorDash generated 27% and 11% of our revenue for the fiscal year ended December 31, 2021, respectively. We have multiple agreements across several lines of business with our largest and second largest clients, which generally include a description of the services provided by TaskUs, invoicing and payment terms, the number of TaskUs employees to be assigned to a given campaign in each location in which the work is performed, client obligations for providing headcount forecasting and notice in the event of an increase or decrease in volume, and renewal and termination provisions, including termination for convenience subject to advance notice requirements of varying length. Under these agreements, our service fees are generally subject to minimums and maximums, depending on whether the actual volume of services provided falls below or exceeds periodic volume forecasts provided by these clients.
Our Competition
We compete in a large and fragmented market. We believe the principal competitive factors in our business include vendor company culture; ability to act as partners and support innovation; quality of personnel and service; breadth of offering; scalability and global coverage; ability to apply technology to improve efficiency and quality; and pricing.
TaskUs is exclusively focused on the Digital Economy. We identify emerging industry verticals, and attractive sub-segments, and have a demonstrated track record of rapidly scaling in the industries we target. Unlike traditional outsourced providers, whose voice-based solutions largely cater to telecommunications, cable and financial services companies, we provide a global, omni-channel delivery model focused on supporting digital solutions.
We believe technology disruptors ranging from startups to market leaders choose TaskUs because of our:
•deep expertise in working with companies in the Digital Economy;
•corporate culture that resembles their own;
•leading employee wellness programs;
•high quality teammates and strong employee engagement;
•differentiated tech-enabled offerings combined with value added consulting services; and
•proven ability to rapidly scale.
Intellectual Property
The success of our business depends, in part, on our proprietary technology and intellectual property, including our proprietary processes and know-how. We have invested, and will continue to invest, in research and development to enhance our knowledge and capabilities, and to create specialized solutions for our clients. We rely on a combination of laws, security and confidentiality procedures, and contractual provisions to protect our intellectual property and proprietary information.
We require our employees to enter into written agreements upon the commencement of their relationships with us, which assign to us all deliverables and work product made, developed or conceived by them in connection with their employment or provision of services, including the intellectual property rights therein. These agreements also provide that any confidential or proprietary information disclosed or otherwise made available by us remains confidential.
We also enter into confidentiality and non-disclosure agreements with our clients. These customary agreements cover our use of our clients’ software systems and platforms as our clients often own the intellectual property in the products we develop for them. Furthermore, we sometimes grant a perpetual, worldwide, royalty-free, nonexclusive, transferable and irrevocable license to our clients to use our pre-existing intellectual property, but only to the extent necessary in order to use the software or systems we develop for them.
We have registered or are registering various trademarks and service marks in the United States and other countries, including for “TaskUs.” In some countries we also have common law rights to certain trademarks and service marks, including “Ridiculously Good Outsourcing.” Our ability to obtain trademark registrations varies from country to country, as does the duration of trademark and service mark registrations, which may generally be renewed indefinitely as long as the marks are in use and their registrations are properly maintained.
We also have and maintain certain trade secrets arising out of the authorship or creation of proprietary applications, systems and business practices. Confidentiality is maintained primarily through contractual clauses, and in the case of computer programs and information maintained in our electronic systems and networks, system access controls, tracking and authorization processes.
Our Technology
We maintain an innovative, flexible, scalable, resilient, and reliable technology infrastructure that helps us deliver our services and solutions to our clients. We utilize what we believe are industry-leading hardware and software components to provide for and enable the rapid growth of our business. We employ virtual desktop infrastructure in some of our solutions, facilitating secure remote access from anywhere and promoting efficiency. We constantly evaluate new technology to further reduce our costs, maintain our system integrity and security, and improve our services and efficiency. We are continuously investing in applications, tools and infrastructure to manage all aspects of our business, while maintaining control, adaptability, and visibility, both internally and to our clients.
Maintaining the integrity and security of our technology infrastructure is critical to our business, and as such we leverage what we believe are industry-leading and sophisticated security and monitoring tools to promote security and continued performance across our network. We maintain processes and tools to protect our and our clients’ and their customers’ confidential and other sensitive information, and allocate necessary resources to promote information security and data privacy, both on our and our clients’ platforms. We have made significant investments in the appropriate people, training, processes and technology to establish and manage compliance with confidentiality policies, obligations contained in our client contracts and laws and regulations governing our activities, such as the European Union and United Kingdom data protection legal framework referred to as the General Data Protection Regulations (“GDPR”), the California Consumer Privacy Act (“CCPA”), and others.
The cloud-based technology supporting our services and solutions is flexible and scalable, and designed according to our clients’ needs. We also integrate with our clients’ existing platforms where required in order to deliver our services and solutions anywhere our clients need them. Our Project Management Organization mobilizes quickly to minimize our clients’ time-to-market.
Our strong operational standards and metrics emphasize operational excellence and data analytics to improve our performance and provide better results for our clients. For example, we build custom dashboards for our clients to provide real-time data insights, removing the need to wait for monthly reports. Our custom dashboards are one way we use technology to differentiate ourselves from competitors and to drive efficiency and build trust with our clients.
Our physical network is maintained by a high-quality infrastructure and networking organization, which consists of people around the world who are dedicated to pursuing seamless, uninterrupted service delivery to our clients. In addition, we have dedicated security and compliance professionals responsible for cyber security, fraud, and compliance.
Regulation
We are subject to a number of U.S. federal and state and foreign laws and regulations that involve matters central to our business. These laws and regulations may involve privacy, data protection, intellectual property, competition, consumer protection, export taxation, export controls, economic sanctions and other subjects. Many of the laws and regulations to which we are subject are still evolving and being tested in courts and could be interpreted in ways that are contradictory to each other, and/or could harm our business. In addition, the terms of our service contracts typically require that we comply with applicable laws and regulations. In some of our service contracts, we are contractually required to comply even if such laws and regulations apply to our clients, but not to us, and sometimes our clients require us to take specific steps intended to make it easier for our clients to comply with requirements that are applicable to them. If we fail to comply with any applicable laws and regulations, we may be restricted in our ability to provide services, and may also be the subject of civil or criminal actions involving penalties, any of which could have a material adverse effect on our operations. See “Risk Factors—Risks Related to Our Business and Industry—Our business is subject to a variety of U.S. federal and state, as well as international laws and regulations, including those regarding privacy and data security, and we or our clients may be subject to regulations related to the processing of certain types of sensitive and confidential information. Any failure to comply with applicable privacy and data security laws and regulations could harm our business, results of operations and financial condition.”
Tax
Several of our sites located within special economic zones in the Philippines benefit from favorable tax treatment provided by registrations with Philippine Economic Zone Authority (“PEZA”). These benefits vary from site to site and may include income tax holidays, reduced income taxes, and reduced VAT. Under the PEZA registrations, favorable tax treatment for certain of our PEZA-registered sites expired, but may be renewed for subsequent periods provided we meet the criteria for Net Foreign Exchange Earnings (“NFEE”) and Capital Equipment Labor Ratio (“CELR”). While we believe the ability to meet these requirements is within our control, there can be no assurance that we will retain these benefits in the future.
The initial term of the income tax holiday for three of our sites has expired. One of our sites expired as of July 2021, and cannot be extended further; a second site expired on December 31, 2020, and we expect it be retro-actively extended through December 31, 2021; and a third site expired in September 2020 and we expect it to be retro-actively extended through September 2022. We continue to engage with PEZA in order to meet the necessary criteria for favorable tax treatment and will file the extension applications before each respective due date.
Data Privacy and Security
We are subject to state, federal and international laws and regulations that require us to maintain the privacy and security of personally identifiable information that we process, including GDPR, the Health Insurance Portability and Accountability Act of 1996 and the Health Information Technology for Economic and Clinical Health Act, as amended, and related regulations (collectively, “HIPAA”) and the CCPA. Our legal and information security teams are responsible for overseeing our data protection strategy and implementation to monitor our compliance with such laws and regulations, including by managing, implementing, and overseeing internal privacy policies and security measures, such as the regular monitoring and testing of systems and equipment. We are also subject to the Payment Card Industry Data Security Standards (“PCI-DSS”).
HIPAA
Certain of our clients require solutions that ensure security given the nature of the content being distributed and associated applicable regulatory requirements. In particular, our employees may access protected health information in compliance with the requirements of HIPAA. HIPAA imposes privacy, security and breach notification obligations on certain health care providers, health plans, and health care clearinghouses, known as covered entities, as well as their business associates that perform certain services that involve creating, receiving, maintaining or transmitting protected health information for or on behalf of such covered entities. HIPAA requires covered entities and business associates, like us, to develop and maintain policies with respect to the protection of, and use the disclosure of electronic protected health information, including the adoption of administrative, physical, and technical safeguards, to ensure the confidentiality, integrity and availability of electronic protected health information, and to follow certain notification requirements in the event of a breach. Violations of HIPAA may result in significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Further, entities that knowingly obtain, use, or disclose protected health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA may be subject to criminal penalties. As a “business associate,” we are directly liable for compliance with HIPAA’s privacy and security requirements. We also have obligations under the business associate agreements that we are required to enter into with certain clients that are covered by HIPAA and certain subcontractors that we engage in connection with our business operations.
Content Moderation
Certain laws may apply to content moderation, such as laws regulating hate speech on the internet. In the United States, the CDA Section 230 shields “interactive computer services” (e.g., websites, social media platforms) from liability for the speech of their users (with certain exceptions). The law also shields interactive computer services from civil liability for a good faith action voluntarily taken to restrict access to or availability of content that the provider or user considers to be obscene, lewd, lascivious, filthy, excessively violent, harassing, or otherwise objectionable, whether or not such material is constitutionally protected. CDA Section 230, and other laws related to hate speech on the internet, are currently the topic of significant debate. We expect that these laws will continue to evolve and change over time.
Anti-Corruption
The Foreign Corrupt Practices Act (“FCPA”) prohibits U.S. businesses and their representatives from offering to pay, paying, promising to pay or authorizing the payment of money or anything of value to a foreign official in order to influence any act or decision of the foreign official in his or her official capacity or to secure any other improper advantage in order to obtain or retain business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring us to maintain books and records, which in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the corporation, including international subsidiaries, if any, and to devise and maintain a system of internal accounting controls sufficient to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements.
Globally, other countries in which we operate have enacted anti-bribery laws and/or regulations similar to the FCPA, such as the Anti-Graft and Corrupt Practices Act in the Philippines and the U.K. Bribery Act 2010, all of which prohibit companies and their intermediaries from bribing government officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment. We operate in many parts of the world that have experienced government corruption to some degree, and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices, although adherence to local customs and practices is generally not a defense under U.S. and other anti-bribery laws. We maintain a Global Code of Conduct and various other policies against bribery and corruption, and train and monitor our employees to act in accordance with these policies.
Corporate and Social Responsibility
At TaskUs, we believe in doing well by doing good. We are committed to integrating positive social, environmental and ethical practices into our business, and giving back to the local communities that have afforded us incredible opportunity. We give back as a company, but also encourage our local sites to give back and volunteer. We even provide our clients and potential clients, opportunities to get involved in our social responsibility initiatives, as we believe this develops deeper ties when they know we are a company that prioritizes giving back. As a professional services company, the largest aspects of our environmental footprint are the greenhouse gas emissions related to electricity used in our offices and travel, which we do not believe to be significant.
We think of Corporate and Social Responsibility as an extension of our culture, and through our focused efforts in the areas of education, environment, and diversity and inclusion we create positive change while strengthening our business.
Our efforts have been recognized, including winning the Social Responsibility Award by Investors in People for 2019.
Community
The following are some of our initiatives we offer to build community:
•Typhoon Odette Fundraising Project in December 2021 provided our Philippines families immediate access to food and shelter for those who were impacted by the evacuations, road closures, flooding, landslides, power outages and many sleepless nights as a result of the typhoon. Out TaskUs Teammates came together and raised funds to help thousands of Teammates in need.
•COVID-19 Vaccination Drives were also conducted across different countries where vaccines are limited. Over the past year, we partnered with different private and government organizations to make vaccines available for our Teammates and their families. We have inoculated employees in the Philippines, India and Colombia through these TaskUs-led drives.
•TaskUs Next-Gen Scholarship in 2021, TaskUs paid for the private education for 900+ TaskUs employees, our biggest cohort in the history of the program.
•TaskUs for Texans: In August 2021, we partnered with the African American Community Archive Museum for a School Drive event where we donated backpacks full of supplies to the San Antonio community and African American children’s books to the museum and for the kids who attended to take home. In November 2021, we partnered with Monster Moms (an organization dedicated to helping parents in need) by donating turkeys and hams to the community.
•Project Stark: A COVID-19 response launched to aid employees and communities affected by the pandemic. Funds were pooled to distribute to employees as a one-time financial aid, and Food Forward Funds were redirected to support frontline health workers, public hospitals, and partner-communities. Funds were used to provide oxygen tanks and sets of PPEs including Hazmat suits, N95 masks, goggles, bouffant caps, surgical gloves, shoe covers, and heavy-duty PVC face shield visors to protect frontline health workers as they go on their life saving work of testing and treating COVID-19 patients; food packs, medicines, hygiene kits, disinfectants and cleaning supplies to our 20 Food Forward partner communities; and additional assistance to our third-party service providers and their families who could not work at the time.
•Food Forward was launched in 2018 and is our main fundraising channel present in every TaskUs office in the Philippines. Patterned after the ‘Pay It Forward’ concept, the Company provides its employees with a complete and balanced meal every day in exchange for a nominal donation to fund our various social responsibility projects. This four year old program has served meals to TaskUs employees in the hopes of inspiring them to help their local community and together, we have worked with over 20 different community partners that serve displaced indigent children, out of school youth, public schools, animal welfare, senior citizens, victims of domestic violence, victims of human-trafficking, the elderly and homeless, members of the LGBTQ+ community, as well as adults and children with disabilities. While COVID-19 has limited this initiative, we expect it will ramp-up as teammates continue to return to our facilities.
•Community Partnerships with military programs and universities for career development.

•Exploring Environmental Sustainability: In April 2021, we celebrated Earth Day by volunteering to help pick up litter and spread wildflower seeds to restore and beautify the Hidden Trails Amenity Center Park in San Antonio, Texas. We provided goodie bags for kids to take home that included seeds for them to grow their own veggies, snacks, and coloring books. Our ridiculous team in Atlanta joined in by creating their own event in the park and passing out goodie bags with the same materials.
Diversity
Our diversity strategy is rooted in education and action. We source Teammates from marginalized and disadvantaged groups, educate our workforce via diversity and inclusion (“D&I”) resources and employee-led groups, encourage conversation and action around racial and social justice issues, and make contributions to our local communities.
We owe it to everyone to achieve collaborative solidarity – that is, create safe spaces where more advanced opportunities are made available to people from marginalized communities, allowing them to thrive.
TaskUs encourages individuals of all walks of life regardless of race, gender, sexual orientation, religion, ethnicity, or social standing to join our team and add to the richness of our diverse culture. As of December 31, 2021, women made up 53% of our workforce and 47% of our managers at all levels. Specifically, our D&I initiatives include:
•Sourcing and Social Partnerships with public schools and universities, military veteran communities, and various non-government organizations across geographies.
•Employee D&I Resources which empower employees to take on racial & social justice issues and offer unconscious bias training for leaders, recruiters, and hiring managers.
•Global Employee Resource Groups (ERGs) are employee-led to educate, drive change & foster collaboration in the workplace while making contributions to local communities through our George Floyd Memorial Fund.
•TaskUs Supplier Diversity Program partners with minority-owned, women-owned, veteran-owned, service disability-owned, and LGBTQ+-owned businesses.
Where You Can Find More Information
We file annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the internet at the SEC's website at www.sec.gov. Our SEC filings are also available on our website at ir.taskus.com as soon as reasonably practicable after they are filed with or furnished to the SEC. Our website and the information contained on or connected to that site are not incorporated into this Annual Report on Form 10-K.

Item 1A. Risk Factors
Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should carefully consider the following risks, together with all of the other information contained in this Annual Report, including the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included elsewhere in this Annual Report. Any of the following risks could have an adverse effect on our business, financial condition, results or operations or prospects and could cause the trading price of our Class A common stock to decline, which would cause you to lose all or part of your investment. Our business, financial condition, results of operations or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.
Risks Related to Our Business and Industry
Our business is dependent on key clients, and the loss of a key client could have an adverse effect on our business and results of operations.
We derive a substantial portion of our revenue from a few key clients who generally retain us across multiple service offerings. Our top five clients accounted for 50% of our revenue for the fiscal year ended December 31, 2021. Our top client accounted for an aggregate of 27% of our revenue for the fiscal year ended December 31, 2021, across multiple service offerings. The reduction in revenue or loss of all or a portion of our business with, or the failure to retain a significant amount of business with, any of our key clients could have a material adverse effect on our business, financial condition and results of operations. In addition, our ability to maintain, increase and collect revenue from our top clients depends in part on the financial condition of those clients. Further, our reliance on any individual client for a significant portion of our revenue may give that client a certain degree of pricing leverage against us when negotiating contracts and terms of service and solutions.
Our contracts are typically one to three years in length with automatic renewal provisions, but certain contracts may provide for termination at the client’s convenience with advance notice and may or may not include penalties or required payments in the event the termination right is exercised. Our clients may terminate contracts before completion or choose not to renew contracts, and our clients may be unable or unwilling to pay for services we performed. A loss of business or non-payment from significant clients could materially affect our results of operations.
Our ability to maintain continuing relationships with our major clients and successfully obtain payment for our services and solutions is essential to the growth and profitability of our business. We enter into contractual arrangements, typically from one to three years in length, with our clients to help manage pricing or counter pricing pressure. However, the volume of work performed for any specific client is likely to vary from year to year, especially since we generally are not our clients’ exclusive outsourcing provider and we generally do not have long-term commitments from clients to purchase our services and solutions. Some of our service agreements restrict our ability to perform similar services, either generally or in certain sites, for certain of our clients’ competitors under specific circumstances. We may in the future enter into additional agreements with clients that restrict our ability to accept assignments from, or render similar services to, those clients’ customers, require us to obtain our clients’ prior written consent to provide services to their customers or restrict our ability to compete with our clients, or bid for or accept any assignment for which those clients are bidding or negotiating.
We may also fail to adequately or accurately assess the creditworthiness of our clients. Our clients’ ability to terminate engagements with or without cause, including for convenience, or opt for month to month contracts and our clients’ inability or unwillingness to pay for services we have performed makes our future revenues and profitability uncertain.
In addition, the services and solutions we provide to our clients, and the revenue and income from those services and solutions, may decline or vary as the type and quantity of services and solutions we provide changes over time. In order to successfully perform and market our services and solutions, we must establish and maintain multi-year close relationships with our clients and develop a thorough understanding of their businesses. Our ability to maintain these close relationships is essential to the growth and profitability of our business. If we fail to maintain these relationships and successfully obtain new engagements from our existing clients, we may not achieve our revenue growth and other financial goals.
There are a number of factors relating to our clients that are outside of our control, which have in some cases led them to terminate or not renew a contract or project with us, or be unable to pay us, including:
•financial difficulties;
•a demand for price reductions by that client;
•corporate restructuring, or mergers and acquisitions activity;
•our inability to complete our contractual commitments and bill and collect our contracted revenues;

•change in strategic priorities or economic conditions, resulting in elimination of the impetus for the project or a reduced level of technology related spending;
•change in outsourcing strategy resulting in moving more work to the client’s in-house technology departments or to our competitors;
•government regulation that affects our clients’ business;
•replacement of existing software with packaged software supported by licensors; and
•uncertainty and disruption to the global markets including due to public health pandemics, such as the ongoing COVID-19 pandemic.
Termination or non-renewal of a client contract could cause us to experience a higher than expected number of unassigned employees and thus compress our margins until we are able to reallocate our headcount. Clients that delay payment, request modifications to their payment arrangements, or fail to meet their payment obligations to us could increase our cash collection time or cause us to incur bad debt expense. The loss of any of our major clients or a significant decrease in the volume of work they outsource to us or the price they are willing or able to pay us, if not replaced by new service engagements and revenue, could materially adversely affect our revenues and results of operations.
We may fail to cost-effectively acquire new, high-growth clients, which would adversely affect our business, financial condition and results of operations.
Our continued growth depends on our ability to cost-effectively acquire new clients, particularly high-growth companies where there is a significant opportunity to expand our relationship in subsequent periods. Our ability to acquire new clients, in turn, depends on our ability to attract, train, retain and motivate sales and marketing personnel; our ability to remain competitive in our industry; our ability to anticipate and address the technological and geographic needs of our clients; and our ability to foster awareness of our services and our brand, among other factors. In addition, our ability to attract new clients in new industry verticals, new geographies and with respect to new services or solutions will depend on our ability to effectively train our sales and marketing personnel and develop effective strategies to communicate the value of our services to decision-makers at prospective clients in those industries and geographies. Our clients operate in highly competitive industries that are subject to constant change and disruption. To the extent that our clients do not succeed, we will need to identify and attract new clients that we believe present opportunities for growth and expansion with TaskUs. We cannot guarantee that we will continue to identify or attract new clients, including high-growth, brand-defining consumer technology companies.
Even when we do attract new clients, such new client wins may not result in significant revenue. Some clients start their TaskUs relationship with a relatively small engagement, and there can be no assurance that we will be able to expand the relationship or that the client will not terminate. Accordingly, net revenue retention, win rate and new client wins should not be viewed as leading indicators of our revenue. In addition, a significant portion of the revenue we recognize in each period is derived from agreements entered into in prior periods. Consequently, a decline in sales to new clients or a decline in renewals or upsells with existing clients in any one period may not be immediately reflected in our results of operations for such period, but could be reflected in future periods.
If we provide inadequate service or cause disruptions in our clients’ businesses or fail to comply with the quality standards required by our clients under our agreements, it could result in significant costs to us, the loss of our clients and damage to our corporate reputation.
Any defects or errors or failure to meet clients’ expectations in the performance of our contracts could result in claims for substantial damages against us. Our contracts generally limit our liability for damages that arise from negligent acts, errors, mistakes or omissions in rendering services to our clients. However, we cannot be sure that these contractual provisions will protect us from liability for damages in the event we are sued. In certain circumstances, we have agreed to high liability limitations or unlimited liability for some claims, such as intellectual property infringement or a data security breach. Such claims for which we may be required to indemnify our clients, could be substantial. The successful assertion of one or more large claims against us in amounts greater than those covered by our current insurance policies could materially adversely affect our business, financial condition and results of operations. Even if such assertions against us are unsuccessful, we may incur reputational harm and substantial legal fees. In addition, a failure or inability to meet a contractual requirement could seriously damage our reputation and limit our ability to attract new business.
In certain instances, we guarantee clients that we will launch a campaign by a scheduled date or that we will maintain certain service levels. We are generally not subject to monetary penalties for failing to complete projects by the scheduled date, but may suffer reputational harm and loss of future business if we do not meet our contractual commitments. In addition, if a project experiences a performance problem, we may not be able to recover the additional costs we will incur, which could exceed revenue realized from a project. Under our managed service contracts, we may be required to pay liquidated damages if we are unable to maintain agreed-upon service levels.

In addition, many of our client contracts contain service level and performance requirements, including requirements relating to the quality of our solutions. Failure to meet service requirements or real or perceived errors made by our employees in the course of delivering our solutions could result in a reduction of revenue, which could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, many of our services and solutions, such as Content Security, require our employees to make judgments that may be subject to negative publicity or otherwise be scrutinized in hindsight, and in some cases our clients have sought to hold us responsible for or distance themselves from real or perceived errors of judgment.
Unauthorized or improper disclosure of personal or other sensitive information, or security breaches and incidents, whether inadvertent or purposeful, including as the result of a cyber-attack, could result in liability and harm our reputation, each of which could adversely affect our business, financial condition, results of operations and prospects.
Our business depends significantly upon our technology infrastructure, data, equipment, and systems. Our clients also typically provide data and systems that our employees use to provide services to those clients. Internal or external attacks on our, our third party service providers’ or our clients’ technology infrastructure, data, equipment, or systems could disrupt the normal operations of our and our clients’ businesses, including by impeding our ability to provide critical solutions to our clients. In addition, in the ordinary course of our business we collect, use, store, process, and transmit information about our employees, our clients and customers of our clients, including personal information and protected health information. While we believe we take reasonable measures to protect the security of, and against unauthorized or other improper access to, our technology infrastructure, data, equipment, and systems, including with respect to personal, protected health, and proprietary information, it is possible that our security controls and practices may not prevent unauthorized or other improper access to our technology infrastructure, data, equipment, or systems, or the disclosure or misuse of personal, protected health or proprietary information. Such unauthorized or other improper access, disclosures, security breaches or incidents may be inadvertent, or may be caused by intentional misconduct or other malfeasance or by human error or technical malfunctions, including those caused by hackers, employees, contractors, or vendors.
Cybersecurity threats and attacks may take on a variety of forms, ranging from inadvertent disclosures or acts by employees to purposeful attacks by individuals and groups of hackers and even sophisticated organizations, including state-sponsored actors. Cybersecurity risks may result from viruses, worms, and other malicious software programs, to hacking or other significant security incidents (e.g., phishing and ransomware attacks) targeted against information technology infrastructure and systems, any of which could result in (i) disclosure, unauthorized access to, or corruption of data, including personal information, confidential information and proprietary information, (ii) defective products, including as a result of system and production downtimes, and (iii) interruptions in the ability to operate our business. Any of the foregoing could subject us to liability or damage our reputation. In addition, as the techniques used to obtain unauthorized access or sabotage systems change frequently and may not be identified when they are first launched against a target, despite our efforts to secure our technology infrastructure, data, equipment, and systems, we may be unable to anticipate or promptly detect all attacks or to implement adequate preventative or mitigation measures against them.
Any unauthorized access, acquisition, use, or destruction of data we collect, use, store, process or transmit, the unavailability of such data, or other disruptions of our ability to provide services and solutions to our clients, regardless of whether it originates or occurs on our systems or those of third party service providers or our clients, could expose us to significant liability under our contracts, as well as to regulatory actions, litigation, investigations, remediation obligations, damage to our reputation and brand, supplemental disclosure obligations, loss of client, customer, consumer, and partner confidence in the security of our applications, impairment to our business, and corresponding fees, fines, costs, expenses, loss of revenues, and other potential liabilities as well as increased costs or loss of revenue or other harm to our business. In addition, if a high profile security breach occurs within our industry, our clients and potential clients may lose trust in the security of our systems and information even if we are not directly affected.
Further, as we continue to evaluate new solutions and services for our clients, these new solutions or services, or the third-party components we use to provide such solutions, may contain or introduce cybersecurity threats or vulnerabilities to our clients’ information technology networks. Our clients may maintain their own proprietary, sensitive, regulated or confidential information that could be compromised in a cybersecurity attack or incident, or their systems may be disabled or disrupted as a result of such an attack or incident. Our clients, regulators, or other third parties may attempt to hold us liable, through contractual indemnification clauses or directly, for any such losses or damages resulting from such an attack.
Content security, including content moderation services, is a large portion of our business. The long-term impacts on the mental health and well-being of our employees doing this work are unknown. This work may lead to stress disorders and may create liabilities for us. This work is also subject to significant press and regulatory scrutiny. As a result, we may be subject to negative publicity or liability, or face difficulties retaining and recruiting employees, any of which could have an adverse effect on our reputation, business, financial condition and results of operations.
Some of our clients maintain platforms and websites that permit users to post content that is made generally available on these platforms and websites. These posts sometimes contain content that is defamatory, pornographic, hateful, violent, racist, scandalous, obscene, offensive, objectionable, or illegal, or that otherwise violates the policies of our clients (“Prohibited Content”). In addition to Prohibited Content, employees review posts that are political in nature, which may constitute objectionable content for some employees. Some of our employees work as content moderators on behalf of our clients, screening posts for Prohibited Content. While we believe that content moderation is a vital part of maintaining an open and safe internet for everyone, employees exposed to Prohibited Content on a regular basis are more likely to develop mental health issues, such as stress disorders, or experience other negative health impacts, and are more likely to resign from their employment. In addition, employers of content moderators, including our company, have been subject to significant negative media coverage and other public relations challenges, as well as legal actions by or on behalf of content moderators claiming significant damages for mental health issues allegedly developed while on the job. Additionally, content moderation is subject to regulation in certain jurisdictions and we may receive inquiries from government authorities and regulators regarding our compliance with laws and regulations, many of which are evolving and subject to interpretation.
We are dedicated to improving the efficiency and accuracy of content moderation while also mitigating its impact on the health and well-being of our content moderator employees. Despite these efforts, we could be subject to claims made by such employees. These claims could lead to liability and negative publicity, harm our reputation, and impact our ability to retain or recruit employees to work as content moderators. For example, we may be required under applicable law to provide accommodations for employees who experience or who assert they are experiencing such mental health consequences. These accommodations could result in increased costs and reductions in the availability of employees who can perform content moderation work for our clients. Our content moderation employees may also make claims under workers’ compensation programs or other public or private insurance programs in connection with their employment or applicable labor or other laws. Any such employee claims or demands could result in increased costs, and could lead us to limit our content moderation business entirely, any of which would adversely impact our business, financial condition and results of operations.
In addition to employee-related controversies surrounding content moderation, companies that are engaged in content moderation, including certain of our clients, are under increasing scrutiny by both the public and lawmakers to be more transparent about how content moderation decisions are made and about the guidelines they create. We also face scrutiny for our application of our client guidelines. Our content moderation employees may erroneously or deliberately make content moderation decisions, many of which may be subjective in nature, that are inconsistent with client guidelines, which could result in a failure to meet our clients’ expectations or adverse publicity, either of which could impair our reputation and our ability to retain existing clients or attract new clients or expose us to liability to users of client platforms. In addition, the content that our content moderation employees analyze is selected for review by our clients’ systems and moderated by our employees based on our clients’ policies and rules, and the tools used by our clients to identify content may fail to identify content that violates relevant content policy or community guidelines or, in certain jurisdictions, legal requirements. Although the methods employed to select content for review are not within the scope of the services we provide, the failure of objectionable content to be appropriately moderated on our clients’ platforms, for whatever reason, could adversely impact our reputation for content moderation service delivery and our ability to attract and retain clients.
Our business, and those of our clients, are subject to laws related to content moderation in some jurisdictions. In the United States, the Communications Decency Act (“CDA”) Section 230 provides protection to those who provide “interactive computer services” (e.g., websites, social media platforms) from being liable for the speech of their users (with certain exceptions). The law also shields interactive computer services from civil liability for a good faith action voluntarily taken to restrict access to or availability of content that the provider or user considers to be obscene, lewd, lascivious, filthy, excessively violent, harassing, or otherwise objectionable, whether or not such material is constitutionally protected. The content moderation that is both required and permitted by CDA Section 230 is currently a topic of significant debate in the United States, with some taking the position that interactive computer services are using CDA Section 230 to censor speech, and others taking the position that not enough action is being taken to remove Prohibited Content. As a result of our content moderation business, we risk being part of this ongoing controversy, which could result in negative publicity and harm our ability to retain and attract clients, and negatively impact our business, financial condition and results of operations.
Furthermore, changes to CDA Section 230 are currently being debated by lawmakers, but the final content of these changes, if any, are currently unknown. In October of 2020, the chair of the Federal Communications Commission (“FCC”) announced that the FCC will be drafting regulations to clarify the meaning of CDA Section 230. Changes to CDA Section 230 remain uncertain, and could have a significant impact on our business, including by requiring us to comply with additional regulations, subjecting our business, and the businesses of our clients, to increased liability for content moderation activities, significantly increasing our expenses to comply with applicable laws and regulations, or shrinking the market for content moderation, any of which would adversely impact our business, financial condition and results of operations.

Our failure to detect and deter criminal or fraudulent activities or other misconduct by our employees, or third parties such as contractors and consultants that may have access to our data, could result in loss of trust from our clients and negative publicity, which would have an adverse effect on our business and results of operations.
Because we have access to our clients’ sensitive and confidential information in the ordinary course of our business, our employees have engaged and could engage in criminal, fraudulent or other conduct prohibited by applicable law, client contracts or internal policy. The remote work environment implemented in our response to the COVID-19 pandemic and our inability to maintain access controls on physical space has reduced our ability to monitor employee conduct and has elevated the risk of our employees engaging in such conduct undetected by us. For example, employees may exfiltrate data from client systems by using cameras to photograph their computer screens or provide unauthorized users with access to our and clients’ computer systems. Since transitioning to a remote work environment, we have detected increased incidence of attempted employee fraud. For example, certain of our employees have abused their access to client systems to confer benefits, such as credits for our clients’ services, on themselves or their associates, improperly collected sensitive customer data such as credit card or other payment information and engaged in other malfeasance, which has in certain cases resulted in harm to our relationships with impacted clients. Although we terminate employees when our investigations establish misconduct and have implemented measures designed to identify and deter such misconduct, such as fraud prevention training, there can be no assurance that such measures will prevent or detect further employee misconduct. If our employees, or third parties, including contractors and consultants, use their access to our and our clients’ systems as a conduit for criminal activity or other misconduct, our clients and their customers may not consider our services and solutions safe and trustworthy, and we could receive negative press coverage or other public attention as a result. Such loss of trust and negative publicity could cause our existing clients to terminate or reduce the scope of their dealings with us and harm our ability to attract new clients, which would have an adverse effect on our business and results of operations. Further, we may be subject to claims of liability by our clients or their customers based on the misconduct or malfeasance of our employees, and our insurance policies may not cover all potential claims to which we are exposed or indemnify us for all liability.
Global economic and political conditions, especially in the social media and meal delivery and transport industries from which we generate significant revenue, could adversely affect our business, results of operations, financial condition and prospects.
Our results of operations may vary based on the impact of changes in the global economy and political environment on us and our clients. While it is often difficult to predict the impact of general economic conditions on our business, unfavorable economic conditions would adversely affect the demand for some of our clients’ products and services and, in turn, could cause a decline in the demand for our services and solutions and materially adversely affect our revenues, financial condition and results of operations. We derive a significant portion of our revenues from high-growth consumer technology companies located in the United States. In particular, a substantial portion of our clients are concentrated in the social media, meal delivery and transport industries. The transportation, hospitality, entertainment, e-commerce and retail industries are particularly sensitive to the economic environment, and tend to decline during general economic downturns. Some of these industries and some of our clients within these industries have been particularly impacted by the COVID-19 pandemic. Our business growth largely depends on continued demand for our services and solutions from clients in these industries and other industries that we may target in the future, as well as on trends in these industries to purchase such services and solutions or to move such services and solutions in-house.
In addition, as many of our clients are venture-backed technology companies that have not yet attained profitability, our clients may be particularly susceptible to economic downturns, especially if economic or financial conditions impair their ability to access continued funding. If the U.S. economy further weakens or slows, or a negative or an uncertain political climate persists, pricing for our services and solutions may be depressed and our clients may reduce or postpone their spending significantly, which may, in turn, lower the demand for our services and solutions and negatively affect our revenues and profitability. Additionally, several of our clients, particularly in the transportation, hospitality, entertainment, e-commerce, and retail industries, have experienced substantial price competition. As a result, we face increasing price pressure from such clients, which, if continued, would negatively affect our operating and financial performance. For these reasons, among others, the occurrence of unfavorable economic and political conditions could adversely affect our business, results of operations, financial condition and prospects.
Our business is heavily dependent upon our international operations, particularly in the Philippines and India, and any disruption to those operations would adversely affect us.
Our business and future growth depend largely on continued demand for our services performed in the Philippines and the United States. During the fiscal year ended December 31, 2021, we derived 53% of our revenue from work performed in the Philippines and 32% of our revenue from work performed in the United States. Outside of the Philippines and the United States, a substantial portion of our operations are conducted in India. The Philippines has experienced political instability, acts of natural disaster, such as typhoons and flooding, and the occasional health and security threat and continues to be at risk of similar and other events that may disrupt our operations. In addition, we have benefited from many policies of the Government of India and the Indian state government in the state in which we operate which are designed to promote foreign investment. There is no assurance that such policies will continue. Various factors, such as changes in the central or state governments, could trigger significant changes in India’s economic liberalization and deregulation policies and disrupt business and economic conditions in India generally and our business in particular. We also conduct operations in Mexico, Taiwan, Ireland, Greece and other international locations which are subject to various risks germane to those locations.
Our international operations, particularly in the Philippines and India, and our ability to maintain our offshore sites in those jurisdictions are an essential component of our business model, as the labor costs in certain of those jurisdictions are substantially lower than the cost of comparable labor in the United States and other developed countries, which allows us to competitively price our solutions. Our competitive advantage would be greatly diminished and may disappear altogether as a result of a number of factors, including:
•political unrest;
•social unrest;
•terrorism or war;
•health pandemics (including the COVID-19 pandemic) or epidemics;
•failure of power grids in certain of the countries in which we operate, which are subject to frequent outages;
•currency fluctuations;
•changes to the laws of the jurisdictions in which we operate; or
•increases in the cost of labor and supplies in the jurisdictions in which we operate.
Our business and our international operations may also be affected by actual or threatened trade war or other governmental action related to trade restrictions, such as tariffs or other trade controls. If we are unable to continue to leverage the skills and experience of our international workforce, particularly in the Philippines and India, we may be unable to provide our solutions at an attractive price and our business could be materially and negatively impacted.
Our business may also be affected by the United Kingdom’s departure from the European Union (“Brexit”) and similar actions that other countries in which we operate may take. The United Kingdom formally left the European Union on January 31, 2020. On May 1, 2021, the E.U.-U.K. Trade and Cooperation Agreement (the “TCA”) became effective. The TCA provides the United Kingdom and E.U. members with preferential access to each other’s markets, provided that certain requirements are complied with. However, economic relations between the United Kingdom and the E.U. will now be on more restricted terms than existed prior to Brexit. Additionally, uncertainty remains as to the long-term effects of Brexit and any future impact, or similar actions taken by other countries, may have on our business or our clients.
Our business is subject to a variety of U.S. federal and state, as well as international laws and regulations, including those regarding privacy and data security, and we or our clients may be subject to regulations related to the processing of certain types of sensitive and confidential information. Any failure to comply with applicable privacy and data security laws and regulations could harm our business, results of operations and financial condition.
We and our clients are subject to privacy- and data security-related laws and regulations that impose obligations in connection with the collection, use, storage, processing or transmitting of personal information and other sensitive or regulated data. Existing U.S. federal and various state and foreign privacy- and information security-related laws and regulations are rapidly evolving and subject to potentially differing and/or contradictory interpretations, and we expect that legislative and regulatory bodies will expand existing or enact new laws and regulations regarding privacy- and information security-related matters in the future. New laws, amendments to, or re-interpretations of existing laws and regulations, rules of self-regulatory bodies, industry standards and contractual obligations may each impact our business and practices, and we may be required to expend significant resources to adapt to these changes, or stop offering our services and solutions in certain countries. In addition, because the scope of these laws is changing and may be subject to differing interpretations, and may be inconsistent among countries and jurisdictions in which we operate, or conflict with other rules, it may be costly for us to comply with these laws and regulations, and our attempts to comply with them may adversely affect our business, results of operations and financial condition.
The U.S. federal and various state and foreign governments have adopted or proposed limitations on, or requirements regarding, the collection, retention, storage, use, processing, and transmission of personal information. For example, the U.S. Federal Trade Commission and numerous state attorneys general are applying federal and state consumer protection laws to impose standards on the collection, retention, storage, use, processing, and transmitting of personal information, and to the security measures applied to such information. Similarly, many foreign countries and governmental bodies, including the EU member states and the United Kingdom, have laws and regulations concerning the collection, retention, storage, use, processing, and transmitting of personal information obtained from individual residents or businesses operating, in such countries. For example, the GDPR became effective on May 25, 2018, and has resulted and will continue to result in significantly greater compliance burdens and costs for companies with customers, users, or operations in the European Union. Under the GDPR, fines of up to 20 million Euros or up to 4% of the annual global revenues of the infringer, whichever is greater, can be imposed for violations. The GDPR imposes several stringent requirements for organizations that control or process personal information and could make it more difficult or more costly for us to use and share personal information in the ordinary course of our business. In addition, the exit of the United Kingdom from the European Union has created two parallel data protection regimes, with the UK law mirroring the GDPR in many ways, including with respect to potential fines and penalties. Further, the CCPA, which went into effect on January 1, 2020, limits how we and our clients may collect and use personal data. The effects of the CCPA are potentially far-reaching and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. Other states and the United States federal government are considering or have signed into law comprehensive privacy laws, including Colorado and Virginia.
Both the European Union and California are also considering or have already passed new regulations and laws. The European Union is considering another draft data protection regulation, known as the Regulation on Privacy and Electronic Communications, or ePrivacy Regulation, which would replace the current ePrivacy Directive and addresses topics such as unsolicited marketing and cookies. Additionally, in November 2020, California voters approved a ballot initiative known as the California Privacy Rights Act of 2020 (“CPRA”). The CPRA will amend the CCPA by creating additional privacy rights for California consumers and additional obligations on businesses and will take effect in most material respects on January 1, 2023 (with application to data collected beginning on January 1, 2022). Implementation of each of these laws and amendments could require us to expend additional time and effort to comply, and we could be subject to new or increased fines, individual claims, commercial liabilities, or regulatory penalties.
In addition, the Court of Justice of the European Union (“CJEU”) issued a decision on July 16, 2020, invalidating the EU-US Privacy Shield Framework on which we and certain of our services providers relied to conduct data transfers in compliance with the GDPR. While the decision did not invalidate standard contractual clauses, another mechanism for making cross-border transfers, the decision has called the validity of standard contractual clauses into question under certain circumstances, and has made the legality of transferring personal information from the EU to the United States more uncertain. This decision, and increased uncertainty surrounding data transfers from the EU to the U.S., may increase our costs of compliance, impede our ability to transfer data and conduct our business, and may harm our business or results of operations. In addition, while the European Commission adopted an adequacy decision for data transfers to the U.K. on June 28, 2021, allowing for transfer of most personal data from the European Economic Area (“EEA”) to the U.K., there may be increasing scope for divergence in application, interpretation and enforcement of the U.K. and European Union versions of the GDPR.
In the United States, the federal government, including the White House, the Federal Trade Commission, the Department of Commerce and Congress, and many state governments are reviewing the need for greater regulation of the collection, processing, storage, sharing, disclosure, use and security of information concerning consumer behavior with respect to online services, including regulations aimed at restricting certain targeted advertising practices and collection and use of data from mobile devices. This review may result in new laws or the promulgation of new regulations or guidelines. For example, the State of California and other states have passed laws relating to disclosure of companies’ practices with regard to Do-Not-Track signals from internet browsers, the ability to delete information of minors, and data breach notification requirements.
Data privacy and security are active areas and new laws and regulations are likely to be enacted. We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Because global laws, regulations, industry standards and other legal obligations concerning privacy and data security have continued to develop and evolve rapidly, it is possible that we or our business may not be, or may not have been, compliant with each such applicable law, regulation, industry standard or other legal obligation. We, our clients or our third-party service providers could be adversely affected if legislation or regulations are expanded to require changes in our business practices or the business practices of our clients, or our third-party service providers or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our, our clients’ or our third-party service providers’ business, results of operations or financial condition. Any such new laws, regulations, other legal obligations or industry standards, or any changed interpretation of existing laws, regulations or other standards may require us to incur additional costs and restrict our business operations. If our privacy or data security measures fail to comply with current or future laws, regulations, policies, legal obligations or industry standards, we may be subject to litigation, regulatory investigations, fines or other liabilities, as well as negative publicity and a potential loss of business.
Although we believe we take reasonable efforts to comply with all applicable laws and regulations with respect to security of our own systems, networks, and data, we rely heavily on the use of our clients’ and third party service providers’ systems to perform services, and we have no ability to control such parties’ systems, policies and practices or ensure that there are adequate safeguards in place with respect to these systems. There can be no assurance that we will not be subject to regulatory action, including fines, in the event of an incident or actual or perceived non-compliance. We also strive to comply with applicable industry standards and codes of conduct relating to privacy and information security, and are subject to the terms of our own privacy policies and privacy-related obligations to third parties. Any failure or perceived failure by us to comply with applicable laws and regulations, our privacy policies, our privacy-related obligations to clients, customers or other third parties, our data disclosure and consent obligations, or any compromise of security that results in the unauthorized disclosure, transfer or use of personal or other information, may result in governmental enforcement actions, litigation or public statements critical of us by consumer advocacy groups or others and could cause our clients to lose trust in us, which could have an adverse effect on our business. Further, although we generally obtain and rely on contractual representations that our clients are in compliance with applicable laws and regulations, any such failure or perceived failure by our clients with respect to their users, customers or other third parties, or any failure or perceived failure of our clients to follow their publicly posted privacy policies or other agreements with their users, customers, or other third parties, may result in similar consequences to them and, to the extent our work for such clients is associated with such failure or perceived failure, to us. For example, the data collection and processing activities of certain of our clients have been the subject of negative commentary relating to such clients’ privacy practices. Additionally, if third parties we work with violate applicable laws, our policies or other privacy or security-related obligations, such violations may also put our clients’ information at risk and could in turn have an adverse effect on our business. Governmental agencies may also request or take data for national security or informational purposes, and also can make data requests in connection with criminal or civil investigations or other matters, which could harm our reputation and our business.
Certain of our clients are engaged in highly regulated industries and require solutions that ensure security given the nature of the content and information being distributed and associated applicable regulatory requirements. In particular, our employees may access protected health information in compliance with the requirements of the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, and related regulations, which are collectively referred to as HIPAA. HIPAA imposes privacy, security and breach notification obligations on certain health care providers, health plans, and health care clearinghouses, known as covered entities, as well as their business associates that perform certain services that involve creating, receiving, maintaining or transmitting protected health information for or on behalf of such covered entities. HIPAA requires covered entities and business associates, like us, to develop and maintain policies with respect to the protection of, use and disclosure of electronic protected health information, including the adoption of administrative, physical and technical safeguards to ensure the confidentiality, integrity and availability of electronic protected health information, and to follow certain notification requirements in the event of a breach. HIPAA violations may result in significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Further, persons that knowingly obtain, use, or disclose protected health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA may be subject to criminal penalties. As a business associate, we are directly liable for compliance with HIPAA’s privacy and security requirements. We also have obligations under the business associate agreements that we are required to enter into with certain clients that are covered by HIPAA and certain subcontractors that we engage in connection with our business operations. Compliance efforts can be expensive and burdensome, and responses to enforcement activity can consume significant internal resources. If we fail to comply with our obligations under HIPAA we may be subject to penalties, mitigation and breach notification expenses, private litigation and contractual damages, corrective action plans and related regulatory oversight and reputational harm. In addition to HIPAA, most states have enacted laws that protect against the disclosure of confidential medical and other personally identifiable information and many states have adopted or are considering new privacy laws with which we are required to, or with which we may need to comply. Such state laws, if more stringent than HIPAA, are not preempted by federal requirements.
In addition to privacy and data security requirements under applicable laws, we are subject to the PCI-DSS a self-regulatory standard that requires companies that process payment card data to implement certain data security measures. If we or our payment processors fail to comply with the PCI-DSS, we may incur significant fines or liability and lose access to major payment card systems. Failure to maintain PCI-DSS standards may amount to a violation of certain contractual obligations to our clients or may impair our ability to attract or retain business. Industry groups may in the future adopt additional self-regulatory standards by which we are legally or contractually bound.
Our business depends in part on our capacity to invest in technology as it develops, and substantial increases in the costs of technology and telecommunications services or our inability to attract and retain the necessary technologists could have a material adverse effect on our business, financial condition, results of operations and prospects.
The use of technology in our industry has and is expected to continue to expand and change rapidly. Our business depends, in part, upon our ability to develop and implement solutions that anticipate and keep pace with continuing changes in technology, industry standards and client preferences. We may incur significant expenses in an effort to keep pace with client preferences for technology or to gain a competitive advantage through technological expertise or new technologies.
If we do not recognize the importance of a particular new technology to our business in a timely manner, are not committed to investing in and developing or adopting such new technology and applying these technologies to our business, or are unable to attract and retain the technologists necessary to develop and implement such technologies, our current solutions may be less attractive to existing and new clients, and we may lose market share to competitors who have recognized these trends and invested in such technology. There can be no assurance that we will have sufficient capacity or capital to meet these challenges. Any such failure to recognize the importance of such technology, a decision not to invest in and develop or adopt such technology that keeps pace with evolving industry standards and changing client demands, or an inability to attract and retain the technologists necessary to develop and implement such technology could have a material adverse effect on our business, financial condition, results of operations and prospects.
Our results of operations and ability to grow could be materially affected if we cannot adapt our services and solutions to changes in technology and client expectations.
Our growth and profitability will depend on our ability to develop and adopt new services and solutions that expand our existing offerings by leveraging new technological trends and cost efficiencies in our operations, while meeting rapidly evolving client expectations. As technology evolves, more tasks currently performed by our team members may be replaced by automation, robotics, artificial intelligence, chatbots and other technological advances, which puts our lower-skill tier one customer care offerings at risk. These technology innovations could potentially reduce our business volumes and related revenues, unless we are successful in adapting and deploying them profitably.
We may not be successful in anticipating or responding to our client expectations and interests in adopting evolving technology solutions, and their integration in our offerings may not achieve the intended enhancements or cost reductions. Services and solutions offered by our competitors may make our services and solutions not competitive or even obsolete and may negatively impact our clients’ interest in our solutions. Our failure to innovate, maintain technological advantages, or respond effectively and timely to transformational changes in technology could have a material adverse effect on our business, financial condition, and results of operations.
Fluctuations against the U.S. dollar in the local currencies in the countries in which we operate could have a material effect on our results of operations.
A majority of our revenues are in U.S. Dollars and our costs are primarily in local currencies, including the U.S. Dollar, Philippine Peso, Indian Rupee, Mexican Peso, Euro and Taiwanese Dollar. While we utilize hedging contracts, an appreciation of local currencies against the U.S. Dollar would cause a net adverse impact to our profitability. Our exchange rate forward contracts are not designated hedges under Accounting Standards Codification Topic 815, Derivatives and Hedging. Because our financial statements are presented in U.S. Dollars and revenues are primarily generated in U.S. Dollars, whereas some portion of the cost is incurred in foreign currencies, any significant unhedged fluctuations in the currency exchange rates between the U.S. Dollar and the currencies of countries in which we incur costs in local currencies will affect our results of operations and financial statements. This may also affect the comparability of our financial results from period to period, as we convert our subsidiaries’ statements of financial position into U.S. Dollars from local currencies at the period-end exchange rate, and income and cash flow statements at average exchange rates for the year. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Trends and Factors Affecting our Performance.”
As we increase our revenues from non-U.S. sites or expand our solution delivery or back office footprint to other international locations, this effect may be magnified. We may in the future engage in additional hedging strategies in an effort to reduce the adverse impact of fluctuations in foreign currency exchange rates, which may not be successful. See also Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Risk.”
Our business depends on a strong brand and corporate reputation, and if we are not able to maintain and enhance our brand, our ability to expand our client base will be impaired and our business and operating results will be adversely affected.
Our corporate reputation is a significant factor in our clients’ and prospective clients’ determination of whether to engage us. We believe the “TaskUs” brand name and our reputation are important corporate assets that help distinguish our services from those of our competitors and also contribute to our efforts to recruit and retain talented employees. However, our corporate reputation is susceptible to damage by actions or statements made by current or former employees or clients, competitors, vendors, adversaries in legal proceedings and government regulators, as well as members of the investment community and the media. Our reputation could also be harmed by our association with certain clients with high visibility in the public. There is a risk that negative information about our company, even if based on false rumor or misunderstanding, could adversely affect our business. In particular, damage to our reputation could be difficult and time consuming to repair, could make potential or existing clients reluctant to select us for new engagements, resulting in a loss of business, and could adversely affect our recruitment and retention efforts. Damage to our reputation could also reduce the value and effectiveness of our “TaskUs” brand name and investor confidence in us and result in a decline in the price of our Class A common stock.
Competitive pricing pressure may reduce our revenue or gross profits and adversely affect our financial results.
The prices for our services and solutions may decline for a variety of reasons, including pricing pressures from our competitors, pricing leverage from clients, anticipation of the introduction of new solutions by our competitors, or promotional programs offered by us or our competitors. In particular, we tend to face increased pricing pressure from our key clients as we grow the existing services and solutions we provide to our key clients or expand our business with them by cross-selling new services and solutions. In addition, competition continues to increase in the markets in which we operate, and we expect competition to further increase in the future. If we are unable to maintain our pricing due to competitive pressures or other factors, our margins will be reduced and our gross profits, business, financial condition and results of operations would be adversely affected.
The success of our business depends on our senior management and key employees.
Our success depends on the continued service and performance of our senior management, particularly Bryce Maddock, our Co-Founder and Chief Executive Officer, and Jaspar Weir, our Co-Founder and President, and other key employees. In each of the industries in which we participate, there is competition for experienced senior management and personnel with industry-specific expertise. We may not be able to retain our key personnel or recruit skilled personnel with appropriate qualifications and experience. The loss of key members of our personnel, particularly to competitors, could have a material adverse effect on our business, financial condition, results of operations and prospects.
We currently do not maintain key man life insurance for any of the members of our senior management team or other key employees. We also do not have long-term employment contracts with all of our key employees. If one or more of our senior executives or key employees are unable or unwilling to continue in their present positions, it could disrupt our business operations, and we may not be able to replace them easily, on a timely basis or at all.
If any of our senior management team or key employees joins a competitor or forms a competing company, we may lose clients, suppliers, know-how and technology professionals and staff members to them. Also, if any of our sales executives or other sales personnel, who generally maintain close relationships with our clients, join a competitor or form a competing company, we may lose clients to that company, and our revenue may be materially adversely affected. Additionally, there could be unauthorized disclosure or use of our technical knowledge, business practices or procedures by such personnel. Any non-competition, non-solicitation or non-disclosure agreements we have with our senior executives or key employees might not provide effective protection to us in light of legal uncertainties associated with the enforceability of such agreements.
The ongoing COVID-19 pandemic, including the resulting global economic uncertainty and measures taken in response to the pandemic, has adversely impacted our business, financial condition and results of operations.
The COVID-19 pandemic has had a widespread and detrimental effect on the global economy and has adversely impacted our business and results of operations. Although we successfully mobilized and implemented a virtual operating model in 2020 in response to the pandemic, we are unable to accurately predict the full long-term impact that the COVID-19 pandemic, including new and more virulent strains of the virus, will have on our results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the COVID-19 pandemic and the success of containment and vaccination measures. Our compliance with additional health and safety measures has impacted our day-to-day operations and disrupted our business and the business of our clients. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are highly uncertain, rapidly changing and difficult to predict, the ultimate impact of the COVID-19 pandemic on our business, financial condition and results of operations remains unknown.
The extent to which the COVID-19 pandemic continues to adversely impact our business and results of operations will depend on numerous evolving factors that are difficult to predict and outside of our control, including: the duration and scope of the COVID-19 pandemic; actions taken by governments and other parties, including our clients, in response to the COVID-19 pandemic; the impact of the COVID-19 pandemic on economic activity and actions taken in response; the effect of the COVID-19 pandemic on our clients and client demand for our services and solutions; the ability of our clients to pay for our services and solutions on time or at all; our ability to sell and provide our services and solutions to clients and prospects; the ability of our employees to continue to successfully work remotely without suffering productivity issues due to, among other things, their own illness or the illness of family members, distractions at home, including family issues or virtual school learning for their children and/or unreliable or unstable internet connections; and our ability to fully resume operations in our sites affected by, among other things, the ability of certain of our employees to rejoin working in our sites, the difficulties our employees may face commuting due to limited or a lack of public transportation, and the unpredictability as to the timing of fully reopening our sites.

We have experienced travel bans, states of emergency, quarantines, lockdowns, “shelter in place” orders, business restrictions and shutdowns in the countries where we operate. In the interest of the health and safety of our employees and due to restrictions imposed by national or local governments, in March 2020 we rapidly mobilized our operations to deliver our services remotely from the homes of our individual employees. This effort posed, and continues to pose, numerous operational risks and logistical challenges and has increased certain costs and risks to our business, including increased demand on our information technology resources and systems that were designed for most of our employees to work from our sites and not remotely, inability to use or access facilities, enhanced risk that remote assets like computers or routers might be damaged or not returned, the movement of assets from a tax free zone to a work from home location that might trigger new increased taxation should the tax authorities decide to reinstate requirements of being on-site for special tax treatment that were temporarily waived during COVID-19, increased equipment costs due to the inability to use the same equipment, such as computers, IT equipment and workspaces, for multiple shifts, increased phishing, ransomware and other cybersecurity attacks as cybercriminals try to exploit the uncertainty surrounding the COVID-19 pandemic, and increased data privacy and security risks as substantially all our employees work remotely from environments that may be less secure than those of our sites. Any failure to effectively manage these risks, including to timely identify and appropriately respond to any cyberattacks, may adversely affect our business. Further, we may in the future face lease disputes with our landlords over rents demanded during COVID-19 lockdown or “shelter in place” orders.
In addition, certain of our clients have not consented (or may not continue to consent) to or have limited programs eligible for work-at-home arrangements in connection with the services we deliver to them. Further, certain of our employees have been unable to transition to a work-at-home environment due to broadband and/or work environment deficiencies in their homes, and as a result we have been unable to fully staff as needed and to deliver at the same volumes to the same extent we were prior to the onset of the COVID-19 pandemic. We are also exposed to the risk that continued government-imposed restrictions or frequently changing government-imposed restrictions, such as enhanced quarantine areas, lockdowns or cessation of transportation which adversely affect our employees’ ability to access our sites, could further disrupt our ability to provide our services and solutions and result in, among other things, terminations of client contracts and losses of revenue or additional costs borne by us to provide temporary housing or transportation to our employees to allow them to access our sites, which could also leave us vulnerable to risks related to employee safety, road hazards and other related hazards. In response to the COVID-19 pandemic, we regularly clean and sanitize equipment in our sites between shifts, observe Centers for Disease Control and Prevention and Occupational Safety and Health Administration guidelines and guidelines issued by equivalent agencies in foreign jurisdictions, and keep our sites closed until 30 days after local governments permit such sites to reopen. Even after implementing social distancing, enhanced cleaning procedures and other mitigating measures, there is no guarantee that we will not have an outbreak of the virus that causes COVID-19 at one of our sites, which could result in a significantly reduced workforce due to infection or a significant percentage of our workforce in a site being quarantined due to exposure as a result of contact tracing, and a governmental authority could close our site as a result, which could impact cash flows from operations and liquidity. Further, even with respect to clients who have consented to work-at-home arrangements for some or all of their programs, there is no guarantee that these clients will continue to permit these work-at-home arrangements and revocation by any clients of their consent to these arrangements could also result in loss of revenue in the future.
Our business strategy depends in part on our employee-centered culture. The significant personal and business challenges presented by the COVID-19 pandemic, including the potentially life-threatening health risks to employees and their families and friends, the closures of schools and the unavailability of various services that some of our employees rely upon, such as childcare or public transportation, may adversely impact employee productivity and result in increased absenteeism and leaves of absence.
We have experienced and may continue to experience reluctance of the workforce to return to our sites during the COVID-19 pandemic due to concerns related to returning to a communal workplace including, for their own health if they are part of a vulnerable population or have vulnerable family members at home and enhanced government unemployment incentives that may result in temporarily higher income from unemployment that may exceed local prevailing wages and may make it more difficult for us to encourage our workforce to return to work or hire a sufficient number of employees to support our contractual commitments or may result in higher costs, higher turnover and reduced operational efficiencies, which could, in the aggregate, have a material adverse impact on our results of operations.
Social distancing rules and other government mandates in connection with the COVID-19 pandemic may continue to impact the structure and configuration of our sites, where employees work in close proximity. If these new regulatory requirements remain in effect for the medium-term or the long-term, we may be forced to make significant capital investments to reconfigure our existing sites and to accept lower capacity utilization than the utilization priced under our multi-year contracts or to expand our capacity into new space in certain geographies to accommodate our workforce, which will result in increased capital expenditures and a degradation of our gross margin and profitability under the negotiated cost structures for the client. If we are unable to recoup these additional costs by renegotiating our contracts or by adjusting the price when we renew our contracts or otherwise adjust our cost structure to absorb them, our margins and profitability will be impacted and will result in adverse impact on our results of operations. Further, such rules and regulations may impair our ability to develop and implement agile workforce strategies, which would reduce our ability to meet any increase in client demand for our services. We could also see an increase in health care costs for employees due to emerging regulations regarding COVID-19 testing, telemedicine, and in the future, coverage for any vaccine. Historically, pandemic conditions have led to sweeping changes in governmental regulations regarding the use and payment of sick time and vacation/leave time, which could have a material adverse effect on our future labor costs.
The effects of the COVID-19 pandemic could result in slowed decision-making and delayed planned work by our clients. Some of our clients have experienced a decline in their end customer volumes because of lockdown restrictions globally, which has resulted in reduced demand from our services from those clients. As certain of our clients face reduced demand for their products and solutions, reduce their business activity and face increased financial pressure on their businesses, we have faced and expect to continue to face downward pressure on our pricing and gross margins due to pricing concessions to clients and requests from clients to extend payment cycles. In addition, some clients have been financially impacted by the COVID-19 pandemic and, as a result, have delayed and may continue to delay payments, which may have an adverse effect on our cash flows from operations. We have faced client bankruptcy and may continue to face a significantly elevated risk of client insolvency, bankruptcy or liquidity challenges where we may perform services and incurred expenses for which we are not paid. While several clients have witnessed an increase in demand driven by an increase in online commerce and content consumption, resulting in more demand for our services and solutions, such demand for our clients’ products and services may stabilize or decrease as the COVID-19 pandemic subsides, causing reduced demand for our services and solutions.
The overall uncertainty regarding the economic impact of the COVID-19 pandemic and the impact on our revenue growth could impact our cash flows from operations and liquidity. Increased currency exchange-rate fluctuations and an inability to recover costs or lost revenues or profits from insurance carriers could all adversely affect us, our financial condition and our results of operations. Additionally, the disruptions and volatility in the global and domestic capital markets may increase the cost of capital and limit our ability to access capital.
Our efforts to mitigate the negative effects of the COVID-19 pandemic on our business may not be effective, and if there is a protracted economic downturn, we and our clients may be affected. Even after the COVID-19 pandemic has subsided, we may continue to experience negative effects as a result of the COVID-19 pandemic’s global economic impact. Further, as this COVID-19 pandemic is unprecedented and continuously evolving, it may also affect our operating and financial results in a manner that is not presently known to us or in a manner that we currently do not consider will present significant risks to us or our operations.
For more information, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19.”
Risks Related to Macro-Economic, Geographical and Political Conditions
Natural events, health pandemics (including the COVID-19 pandemic) or epidemics, infrastructure breakdowns, wars, widespread civil unrest, terrorist attacks and other acts of violence involving any of the countries in which we or our clients have operations could adversely affect our operations and client confidence.
Natural events (such as floods, volcanic eruptions, tsunamis and earthquakes), health pandemics or epidemics, wars, civil unrest, terrorist attacks and other acts of violence or war could result in significant worker absenteeism, increased attrition rates, lower asset utilization rates, voluntary or mandatory closure of our sites, our inability to meet dynamic employee health and safety requirements, our inability to meet contractual service levels for our clients, our inability to procure essential supplies, travel restrictions on our employees, and other disruptions to our business. For instance, the COVID-19 pandemic resulted in the mandatory closure of some of our sites. In particular, a natural disaster, catastrophic event or public health pandemic or epidemic could cause us or our clients to suspend all or a portion of their operations for a significant period of time, result in a permanent loss of resources, or require the relocation of personnel and material to alternate sites that may not be available or adequate. Such events could adversely affect global economies, worldwide financial markets and our clients’ levels of business activity and could potentially lead to economic recession, which could impact our clients’ purchasing decisions and reduce demand for our services and solutions and, consequently, adversely affect our business, financial condition, results of operations and cash flows.
In addition, global climate change is expected to result in certain natural disasters occurring more frequently or with greater intensity, such as tsunamis, cyclones, typhoons, drought, wildfires, sea-level rise, heavy rains and flooding. Any such disaster or series of disasters in areas where we have a concentration of sites, such as the Philippines, India, or Texas, could significantly disrupt our operations and have a material adverse effect on our business, results of operations and financial condition. For example, a significant portion of our operations are located in or near Manila, Philippines, in sites that are in close proximity to each other. A natural disaster, fire, earthquake, volcanic activity, tsunami, power interruption, work stoppage, outbreaks of pandemics or contagious diseases (such as the COVID-19 pandemic) or other calamity in the Manila metropolitan area would significantly disrupt our ability to deliver our solutions and services and operate our business.
Our sites, key technology systems and data and voice communications may also be damaged or disrupted as a result of technical disruptions such as electricity or infrastructure breakdowns, including from additional stress relating to an increase in working from home and Wi-Fi usage due to the COVID-19 pandemic, and including damage to telecommunications cables, computer glitches, power failures and electronic viruses or human-caused events such as protests, riots, labor unrest, terrorist attacks and cyberattacks. Such events, or any natural or weather-related disaster, could lead to the disruption of information systems and telecommunication services for sustained periods. They also may make it difficult or impossible for employees to reach our sites. Any significant failure, damage or destruction of our equipment or systems, or any major disruptions to basic infrastructure such as power and telecommunications systems in the sites in which we operate, could impede our ability to provide solutions to our clients and thus adversely affect their businesses, have a negative impact on our reputation and may cause us to incur substantial additional expenses to repair or replace damaged equipment, internet server connections, information technology systems or sites. Damage or destruction that interrupts our provision of services could adversely affect our reputation, our relationships with our clients, our leadership team’s ability to administer and supervise our business or it may cause us to incur substantial additional expenditure to repair or replace damaged equipment or sites. In addition, operations of our significant suppliers and distributors could be adversely affected if manufacturing, logistics or other operations in these locations are disrupted for any reason, such as those listed above, and, consequently, our operations could be adversely affected. Even if our operations are unaffected or recover quickly from any such events, if our clients cannot timely resume their own operations due to a catastrophic event, they may reduce or cancel their orders, which may adversely affect our results of operations. We may also be liable to our clients for disruption in service resulting from such damage or destruction. Any of these events, their consequences or the costs related to mitigation or remediation could have a material adverse effect on our business, financial condition, results of operations and prospects.
While we maintain property and business interruption insurance, our insurance coverage may not be sufficient to guarantee costs of repairing the damage caused by such disruptive events and such events may not be covered under our policies. Prolonged disruption of our services and solutions, even if due to events beyond our control, could also entitle our clients to terminate their contracts with us or result in other brand and reputational damages, which would have a material adverse effect on our business, financial condition, results of operations and prospects.
Our operations in emerging markets subject us to greater economic, financial, and banking risks than we would face in more developed markets.
We have significant operations in certain emerging market economies, including the Philippines and India. Emerging markets are vulnerable to market and economic volatility to a greater extent than more developed markets, which presents risks to our business and operations. A significant portion of our revenues are generated by services for companies headquartered in the United States. However, many of our personnel and sites are located in lower cost locations, including emerging markets. This exposes us to foreign exchange risks relating to revenues, compensation, purchases, capital expenditures, receivables and other balance-sheet items. As we continue to leverage and expand our global delivery model into other emerging markets, a larger portion of our revenues and incurred expenses may be in currencies other than U.S. Dollars. Currency exchange volatility caused by economic instability or other factors could materially impact our results. See Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Risk.”
The economies of certain emerging market countries where we operate have experienced periods of considerable instability and have been subject to abrupt downturns. We have cash in banks in countries where the banking sector generally does not meet the banking standards of more developed markets, bank deposits made by corporate entities are not insured, and the banking system remains subject to instability. A banking crisis, or the bankruptcy or insolvency of banks that receive or hold our funds, particularly in the United States, may result in the loss of our deposits or adversely affect our ability to complete banking transactions in that region. In addition, some countries where we operate may impose regulatory or practical restrictions on the movement of cash and the exchange of foreign currencies within their banking systems, which would limit our ability to use cash across our global operations and increase our exposure to currency fluctuations. Emerging market vulnerability, and especially its impact on currency exchange volatility and banking systems, could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Our Growth and Business Strategies
We may face difficulties as we expand our operations into countries in which we have no prior operating experience and in which we may be subject to increased business and economic risks that could impact our results of operations.
We have continued to expand our international operations in order to maintain an appropriate cost structure and meet our clients’ needs, which has included opening sites in new jurisdictions and providing our services and solutions in additional languages. We expect our continued expansion efforts will include expanding into countries other than those in which we currently operate and where we have less familiarity with local procedures. It may involve expanding into less developed countries, which may have less political, social or economic stability and less developed infrastructure and legal systems. As we continue to expand our business into new countries, we may encounter economic, regulatory, personnel, technological and other difficulties that increase our expenses or delay our ability to start up our operations or become profitable in such countries. This may affect our relationships with our clients and could have an adverse effect on our business, financial condition, results of operations and prospects.
Any new markets or countries into which we attempt to provide our services and solutions may not be receptive. In addition, our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. International expansion has required, and will continue to require, investment of significant funds and other resources. Operating internationally subjects us to new risks and may increase risks that we currently face, including risks associated with:
•compliance with applicable international laws and regulations, including laws and regulations with respect to privacy, data protection, consumer protection, and unsolicited email, and the risk of penalties to our users and individual members of management or employees if our practices are deemed to be out of compliance;
•recruiting and retaining talented and capable employees, and maintaining our company culture across our sites;
•providing our services and solutions and operating our business across a significant distance, in different languages and among different cultures, including the potential need to modify our services and solutions to ensure that they are culturally appropriate and relevant in different countries;
•management of an employee base in jurisdictions, such as Greece and Ireland, that do not give us the same employment and retention flexibility as does the United States;
•operating in jurisdictions that do not protect intellectual property rights to the same extent as does the United States;
•compliance by us and our business partners with anti-corruption laws, import and export control laws, tariffs, trade barriers, economic sanctions, and other regulatory limitations on our ability to provide our platform in certain international markets;
•foreign exchange controls that might require significant lead time in setting up operations in certain geographic territories and might prevent us from repatriating cash earned outside the United States;
•political and economic instability;
•changes in diplomatic and trade relationships, including the imposition of new trade restrictions, trade protection measures, import or export requirements, trade embargoes and other trade barriers;
•double taxation of our international earnings and potentially adverse tax consequences due to changes in the income and other tax laws of the United States or the international jurisdictions in which we operate; and
•higher costs of doing business internationally, including increased accounting, travel, infrastructure, and legal compliance costs.
Compliance with laws and regulations applicable to our international operations substantially increases our cost of doing business in international jurisdictions. We may be unable to keep current with changes in laws and regulations. Although we have implemented policies and procedures designed to support compliance with these laws and regulations, there can be no assurance that we will always maintain compliance or that all of our employees, contractors, partners, and agents will comply. Any violations could result in enforcement actions, fines, civil and criminal penalties, damages, injunctions, or reputational harm. If we are unable to comply with these laws and regulations or manage the complexity of our global operations successfully, our business, financial condition and results of operations could be adversely affected.
We face substantial competition in our business.
The markets in which we compete, comprised of, among others, customer experience, content security and AI operations market segments, is highly competitive, highly fragmented and continuously evolving. We face competition from a variety of companies, including some of our own clients, which operate in distinct segments of the customer lifecycle journey. These industry segments are very competitive, and we expect competition to remain intense from a number of sources in the future. We believe that the most significant competitive factors in the markets in which we operate are service quality, value-added service offerings, industry experience, advanced technological capabilities, global coverage, reliability, scalability, security, price, employee wellness and culture. Our services and solutions may easily be replicated by our competitors, our existing and potential clients may choose our competitors over us for any of the foregoing reasons or for other reasons. The trend toward near-shore and offshore outsourcing, international expansion by foreign and domestic competitors and continued technological changes may result in new and different competitors entering our markets. These competitors may include entrants in geographical locations with lower costs than those in which we operate.
We compete with large multinational service providers; offshore service providers from lower-cost jurisdictions like various parts of India and Latin America, depending on the service, that offer similar services, often at highly competitive prices and aggressive contract terms; niche solution providers that compete with us in specific geographic markets, industry segments or service areas; companies that utilize new, potentially disruptive technologies or delivery models, including artificial intelligence powered solutions; and in-house functions of large companies that use their own resources, rather than outsourcing the Digital CX services we provide.
Some of our existing and future competitors have or will have greater financial, human and other resources, longer operating histories, larger geographic presence, greater technological expertise and more established relationships in the industries that we currently serve or may serve in the future. Also, our services can be moved from one provider to another. Accordingly, we have faced, and expect to continue to face, competition from new market entrants and incumbents. In addition, some of our competitors may enter into strategic or commercial relationships among themselves or with larger, more established companies in order to increase their ability to address client needs and reduce operating costs, or enter into similar arrangements with potential clients. Further, trends of consolidation in our industries and among competitors may result in new competitors with greater scale, a broader footprint, better technologies and price efficiencies attractive to our clients. Increased competition, our inability to compete successfully, pricing pressures or loss of market share could result in reduced operating profit margins and diminished financial performance, which would have a material adverse effect on our business, financial condition, results of operations and prospects.
We may acquire other companies in pursuit of growth, which may divert our management’s attention, result in dilution to our shareholders and consume resources that are necessary to sustain our business.
As part of our business strategy, we regularly review potential strategic transactions, including potential acquisitions, dispositions, consolidations, joint ventures or similar transactions, some of which may be material. We expect to continue to evaluate on an ongoing basis, possible acquisition transactions. At any time in the future we may be engaged in discussions or negotiations with respect to possible acquisitions, including larger transactions that would be significant to us. We cannot predict the timing of any contemplated transactions.
Through the acquisitions we pursue, we may seek opportunities to add to or enhance the services and solutions we provide, to enter new industries or expand our client base, or to strengthen our global presence and scale of operations. Negotiating these transactions can be time consuming, difficult and expensive, and our ability to complete these transactions may be subject to conditions or approvals that are beyond our control, including anti-takeover and antitrust laws in various jurisdictions. Consequently, these transactions, even if undertaken and announced, may not close.
An acquisition, investment or new business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, services, products, personnel or operations of acquired companies, particularly if the key personnel of the acquired company choose not to work for us, the acquired company’s technology is not easily compatible with ours or we have difficulty retaining the clients of any acquired business due to changes in management or otherwise. We have historically grown our operations organically, and we do not have significant experience managing the acquisition of a business, including with diligence or integration. Mergers or acquisitions may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for the development of our business. Moreover, the anticipated benefits of any merger, acquisition, investment or similar partnership may not be realized or we may be exposed to unknown liabilities, including litigation against the companies we may acquire, for example from failure to identify all of the significant risks or liabilities associated with the target business. For one or more of those transactions, we may:
•issue additional equity securities that would dilute our shareholders;
•use cash that we may need in the future to operate our business;
•incur debt on terms unfavorable to us or that we are unable to repay or that may place burdensome restrictions on our operations or cash flows;
•incur large charges or substantial liabilities; or
•become subject to adverse tax consequences, or substantial depreciation or amortization, deferred compensation or other acquisition related accounting charges.
Any of these risks could materially and adversely affect our business, financial condition, results of operations and prospects.

Our success largely depends on our ability to achieve our business strategies, and our results of operations and financial condition may suffer if we are unable to continually develop and successfully execute our strategies.
Our future growth, profitability and cash flows largely depend upon our ability to continually develop and successfully execute our business strategies. While we believe that our strategic plans reflect opportunities that are appropriate and achievable, the execution of our strategy may not result in long-term growth in revenue or profitability due to a number of factors, including:
•the number, timing, scope and contractual terms of projects in which we are engaged;
•unfavorable contract terms with clients, such as high limitations on liability, unlimited liability, or indemnification obligations;
•delays in project commencement or staffing delays due to difficulty in assigning appropriately skilled or experienced employees;
•the accuracy of estimates of the resources, time and fees required to complete projects and costs incurred in the performance of each project;
•inability to retain employees or maintain employee utilization levels;
•changes in pricing in response to client demand and competitive pressures;
•the business decisions of our clients regarding the use of our services;
•the ability to further grow sales of services from existing clients;
•our clients’ desire to avoid concentrating spend in one or a limited number of outsourcing vendors;
•seasonal trends and the budget and work cycles of our clients;
•delays or difficulties in expanding our operational sites or infrastructure;
•our ability to estimate costs under fixed price or managed service contracts;
•employee wage levels and increases in compensation costs;
•unanticipated contract or project terminations;
•the timing of collection of accounts receivable;
•our ability to manage risk through our contracts;
•the continuing financial stability and growth of our clients;
•changes in our effective tax rates;
•fluctuations in currency exchange rates;
•general economic conditions; and
•the impact of public health pandemics, such as the ongoing COVID-19 pandemic.
In pursuit of our growth strategy, we may also invest significant time and resources into new service or solution offerings, and these offerings may fail to yield sufficient return to cover our investments in them. The failure to continually develop and execute optimally on our business strategies could have a material adverse effect on our business, financial condition and results of operations.
Our success will depend in part upon the ability of our senior management to manage our projected growth effectively. To do so, we must continue to increase the productivity of our existing employees and to attract, hire, train and manage new employees as needed. To manage the expected domestic and international growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls, our reporting systems and procedures, and our utilization of real estate. If we fail to successfully scale our operations and increase productivity, we may be unable to execute our business plan, and such failure could have a material adverse effect on our business, financial condition and results of operations.
We have a relatively short history of operating at a large, global scale and may not be able to sustain our revenue growth rate or profitability in the future.
We have experienced rapid revenue growth in recent periods. Our revenue increased by 59.1% from $478.0 million in the fiscal year ended December 31, 2020 to $760.7 million in the fiscal year ended December 31, 2021 and 32.9% from $359.7 million in the fiscal year ended December 31, 2019 to $478.0 million in the fiscal year ended December 31, 2020. Our rapid growth has been fueled in part by the rapid growth of our major clients in high growth industries, such as social media, meal delivery and transport, e-commerce and fintech. We may not be able to sustain revenue growth consistent with our recent history or at all. You should not consider our revenue growth in recent periods as indicative of our future performance. As we grow our business, we expect our revenue growth rates to slow in future periods. Our revenue growth rate may slow due to a number of factors, which may include slowing demand for our services, increasing competition, decreasing growth of our overall market, our inability to engage and retain a sufficient number of skilled employees or otherwise scale our business, prevailing wages in the markets in which we operate or our failure, for any reason, to capitalize on growth opportunities. In addition, any slowdown in the growth of our major clients, or the industries that we serve, may adversely impact the rate of our revenue growth. Additionally, we may experience a decrease in demand due to the worldwide economic impact of the ongoing COVID-19 pandemic, which could have a material adverse effect on our business, financial condition and results of operations.
In addition, the industry in which we operate is continuously evolving. Competition, fueled by rapidly changing consumer demands and constant technological developments, renders the industry in which we operate one in which success and performance metrics are difficult to predict and measure. Because services and technologies are rapidly evolving and each company within the industry can vary greatly in terms of the services it provides, its business model, and its results of operations, it can be difficult to predict how any company’s services, including ours, will be received in the market. While enterprises have been willing to devote significant resources to incorporate new technologies and market practices into their business models, enterprises may not continue to spend any significant portion of their budgets on our services in the future. Our recent growth is due in part to our success in identifying sectors that have the potential for high-growth and acquiring new clients within those sectors; however, we may not be successful in identifying or acquiring high-growth clients in the future. Neither our past financial performance nor the past financial performance of any other company in the technology services industry or the business process outsourcing industry may be indicative of how our company will fare financially in the future. Our future profits may vary substantially from those of other companies, and those we have achieved in the past, making investment in our Class A common stock risky and speculative. If our clients’ demand for our services declines, as a result of economic conditions, market factors or shifts in the technology industry, our business would suffer and our financial condition and results of operations would be adversely affected.
Risks Related to Labor, Employees and Management
Increases in employee expenses as well as changes to labor laws could reduce our profit margin.
We may not be successful in our attempt to control costs associated with salaries and benefits as we continue to add capacity in locations where we consider wage levels of skilled personnel to be satisfactory. For the fiscal year ended December 31, 2021 payroll and related costs accounted for approximately $658 million, or 87%, of our revenue. The payroll and related costs for the year ended December 31, 2021 included expenses related to the one-time phantom shares bonuses and non-recurring teammate bonuses associated with the IPO of approximately $134 million. Employee benefits expenses in each of the countries in which we operate are a function of the country’s economic growth, level of employment and overall competition for qualified employees in the country. In addition, wage inflation, whether driven by competition for talent or ordinary course pay increases, may increase our cost of providing services and reduce our profitability if we are not able to pass those costs on to our clients or charge premium prices when justified by market demand. We may need to increase employee compensation more than in previous periods to remain competitive in attracting the quantity and quality of employees that our business requires, which may reduce our profit margins and have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects. In addition, wage increases or other expenses related to the termination of our employees may reduce our profit margins and have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects. If we expand our operations into new jurisdictions, we may be subject to increased operating costs, including higher employee compensation expenses in these new jurisdictions relative to our current operating costs, which could have a negative effect on our profit margin.
Furthermore, many of the countries in which we operate have labor protection laws, which may include statutorily mandated minimum annual wage increases, legislation that imposes financial obligations on employers and laws governing the employment of workers. These labor laws in one or more of the key jurisdictions in which we operate, particularly in the United States, the Philippines or India, may be modified in the future in a way that is detrimental to our business. Recently, a number of state and local governments in the United States have increased the minimum wage for employees with other such laws proposed, and there have been various proposals discussed to increase the federal minimum wage in the United States. As federal or state minimum wage rates increase, we may need to increase the wages paid to our hourly team members. Further, should we fail to increase our wages competitively in response to increasing wage rates, the quality of our workforce could decline, causing our client service to suffer. Additionally, the U.S. Department of Labor has issued regulations increasing the minimum threshold for overtime “exempt” employees, and additional increases may be proposed, which could result in a substantial increase in our payroll expense. If these labor laws become more stringent, it may become more difficult for us to discharge employees, or cost-effectively downsize our operations as our level of activity fluctuates, both of which would likely reduce our profit margins and have a material adverse effect on our business, financial condition, results of operations and prospects.
Additionally, as we expand to other markets, some of those markets may have employment laws that provide greater job security, bargaining or other rights to employees than the laws in the United States. Such employment rights require us to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. For example, in Europe employees may be represented by works councils that have co-determination rights on any changes in conditions of employment, including certain salaries and benefits and staff changes, and may impede efforts to restructure our workforce. A strike, work stoppage or slowdown by our employees or significant dispute with our employees, whether or not related to these negotiations, could result in a significant disruption of our operations or higher ongoing labor costs and could have a material adverse effect on our business, financial condition, results of operations and prospects and harm our reputation.
In addition, our employees may in the future elect to form unions and seek to bargain collectively. If employees at any of our sites become unionized, we may be required to raise wage levels or grant other benefits that could result in an increase in our compensation expenses, in which case our profitability may be adversely affected.
Our clients often dictate where they wish for us to locate the sites that serve their customers, such as “near-shore” jurisdictions located in close proximity to the United States or specific locations elsewhere in the world. There is no assurance that we will be able to find and secure locations suitable for operations in jurisdictions which meet our cost-effectiveness and security standards. Our inability to expand our operations to such locations, however, may impact our ability to secure new and additional business from clients, and could adversely affect our growth and results of operations.
We may fail to attract, hire, train and retain sufficient numbers of skilled employees in a timely fashion at our sites to support our operations, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
Our business relies on large numbers of trained and skilled employees at our sites, and our success depends to a significant extent on our ability to attract, hire, train and retain skilled employees. The outsourcing industry as well as the technology industry generally experience high employee turnover. In addition, we compete for skilled employees not only with other companies in our industry, but also with companies in other industries, such as social media, meal delivery and transport, e-commerce and fintech, among others. Increased competition for these employees, in our industry or otherwise, particularly in tight labor markets, could have an adverse effect on our business. Additionally, a significant increase in the turnover rate among trained employees could increase our costs and decrease our operating profit margins and could have an adverse effect on our ability to complete existing contracts in a timely manner, meet client objectives and expand our business.
In addition, our ability to maintain and renew existing client engagements, obtain new business and increase our margins will depend, in large part, on our ability to attract, hire, train and retain employees with skills that enable us to keep pace with growing demands for outsourcing, evolving industry standards, new technology applications and changing client preferences. Our failure to attract, train and retain personnel with the experience and skills necessary to fulfill the needs of our existing and future clients or to assimilate new employees successfully into our operations could have a material adverse effect on our business, financial condition, results of operations and prospects.
In particular, competition for qualified employees, particularly in the United States, Philippines, India, Mexico and Taiwan, remains high and we expect such competition to continue. In many locations in which we operate, there is a limited pool of employees who have the skills and training needed to do our work. If our business continues to grow, the number of people we will need to hire will increase. We will also need to increase our hiring if we are not able to effectively manage our employee attrition rate. Significant competition for employees could have an adverse effect on our ability to expand our business and service our clients, as well as cause us to incur greater personnel expenses and training costs.
The inelasticity of our labor costs relative to short-term movements in client demand could adversely affect our business, financial condition and results of operations.
Our business depends on maintaining large numbers of employees to service our clients’ business needs, and we prefer not to terminate employees on short notice in response to temporary declines in demand in excess of agreed levels, as rehiring and retraining employees at a later date would force us to incur additional expenses, and any termination of our employees would also involve the incurrence of significant additional costs in the form of severance payments to comply with labor regulations in the various jurisdictions in which we operate our business, all of which would have an adverse impact on our operating profit margins. Additionally, the hiring and training of our employees in response to increased demand takes time and results in additional short term expenses. These factors constrain our ability to adjust our labor costs for short-term movements in demand, which could have a material adverse effect on our business, financial condition and results of operations.

There may be adverse tax and employment law consequences if the independent contractor status of some of our personnel or the exempt status of our employees is successfully challenged.
In several countries, a small number of our personnel are retained as independent contractors. The criteria to determine whether an individual is considered an independent contractor or an employee are typically fact sensitive and vary by jurisdiction, as can the interpretation of the applicable laws. If a government authority or court makes any adverse determination with respect to independent contractors in general or one or more of our independent contractors specifically, we could incur significant costs, including for prior periods, in respect of tax withholding, social security taxes or payments, workers’ compensation and unemployment contributions, and recordkeeping, or we may be required to modify our business model, any of which could materially adversely affect our business, financial condition and results of operations and increase the difficulty in attracting and retaining personnel.
Risks Related to Our Clients and Client Contracts
If our clients decide to enter into or further expand insourcing activities in the future, or if current trends toward outsourcing services and/or outsourcing activities are reversed, it may materially adversely affect our business, results of operations, financial condition and prospects.
Our current agreements with our clients do not prevent our clients from insourcing services that are currently outsourced to us, and none of our clients have entered into any non-compete agreements with us. Our current clients may seek to insource services similar to those we provide. Any decision by our clients to enter into or further expand insourcing activities in the future could cause us to lose a significant volume of business and may materially adversely affect our business, financial condition, results of operations and prospects.
Moreover, the trend towards outsourcing business processes may not continue and could be reversed by factors beyond our control, including negative perceptions attached to outsourcing activities or government regulations against outsourcing activities, or reduced costs from insourcing services, including as a result of technological developments or improvement in automation. Current or prospective clients may elect to perform such services in-house that may be associated with using an offshore provider. Political opposition to outsourcing services and/or outsourcing activities may also arise in certain countries if there is a perception that such actions have a negative effect on domestic employment opportunities.
In addition, our business may be adversely affected by potential new laws and regulations prohibiting or limiting outsourcing of certain core business activities of our clients in key jurisdictions in which we conduct our business, such as in the United States. The introduction of such laws and regulations or the change in interpretation of existing laws and regulations could adversely affect our business, financial condition, results of operations and prospects.
The consolidation of our clients or potential clients may adversely affect our business, financial condition, results of operations and prospects.
Consolidation of the potential users of our solutions, particularly those in the social media, on-demand, e-commerce and fintech industries, may decrease the number of clients who contract for our solutions. Any significant reduction in or elimination of the use of the solutions we provide as a result of consolidation would result in reduced revenue to us and could harm our business. Such consolidation may encourage clients to apply increasing pressure on us to lower the prices we charge for our solutions, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
The terms of our client contracts or inaccurate forecasting may limit our profitability or enable our clients to reduce or terminate their use of our solutions.
Some of our client contracts do not have minimum volume requirements, and the profitability of each client contract or work order may fluctuate, sometimes significantly, throughout various stages of the program. Further, clients in some cases do not accurately forecast their demand for our services, resulting in over-hiring for certain campaigns without the ability to charge the client for these excess headcount costs. Certain contracts have performance-related penalty provisions that require us to issue the client a credit based upon our failing to meet agreed-upon service levels and performance metrics. In addition, certain of our client contracts include provisions that subject us to potential liability and/or credits in certain circumstances. Moreover, although our objective is to sign multi-year agreements, our contracts generally allow the client to terminate the contract for convenience with advance notice or reduce their use of our solutions. There can be no assurance that our clients will not terminate their contracts before their scheduled expiration dates, that the volume of services for these programs will not be reduced, that we will be able to avoid penalties or earn performance bonuses for our solutions, or that we will be able to terminate unprofitable contracts without incurring significant liabilities. For these reasons, there can be no assurance that our client contracts will be profitable for us or that we will be able to achieve or maintain any particular level of profitability through our client contracts. In addition, these risks make it more difficult to predict our financial results in future periods.

We may be subject to liability claims if we breach our contracts, and our insurance may be inadequate to cover our losses.
We are subject to numerous obligations in our contracts with our clients. Despite the procedures, systems and internal controls we have implemented to comply with our contracts, on occasion we have in the past failed and may in the future fail to achieve these commitments, whether through a weakness in these procedures, systems and internal controls, negligence or the willful act of an employee or contractor, or other factors beyond our control, such as weaknesses in our clients’ systems and security. Our insurance policies, including our cyber and errors and omissions insurance, may be inadequate to compensate us for the potentially significant losses that may result from claims arising from breaches of our contracts (including breaches that result in the unauthorized access to systems or disclosure of data), disruptions in our services, failures or disruptions to our infrastructure, catastrophic events, the COVID-19 pandemic, disasters or otherwise. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and defending a suit, regardless of its merit, could be costly and divert management’s attention.
In particular, our contracts with clients include obligations to satisfy certain performance indicators, such as average handle time, job count, productivity, total review time and accuracy. If we fail to meet such performance indicators, we could be obligated to reduce our clients’ payment under such contracts or our clients may have the right to terminate such contracts. The termination of our contracts with our clients and the resulting loss of clients due to our failure to meet performance indicators may have an adverse effect on our business, financial condition and results of operations and may also harm our reputation.
If our current insurance coverage is or becomes insufficient to protect against losses incurred, our business, financial condition and results of operations may be adversely affected.
We provide services and solutions that are integral to our clients’ businesses. If we were to default in the provision of any contractually agreed-upon services or solutions, our clients could suffer significant damages and make claims against us for those damages. We currently carry cyber and errors and omissions liability coverage in an amount we consider appropriate for all of the services we provide. To the extent client damages are deemed recoverable against us in amounts substantially in excess of our insurance coverage, or if our claims for insurance coverage are denied by our insurance carriers for any reason, including reasons beyond our control, there could be a material adverse effect on our revenue, business, financial condition and results of operations.
Although we maintain professional liability insurance, product liability insurance, commercial general and property insurance, business interruption insurance, workers’ compensation coverage, and umbrella insurance for certain of our operations, our insurance coverage does not insure against all risks in our operations or all claims we may receive. Damage claims from clients or third parties brought against us or claims that we initiate due to a data security breach, the disruption of our business, litigation, or natural disasters, may not be covered by our insurance, may exceed the limits of our insurance coverage, and may result in substantial costs and diversion of resources even if insured. Some types of insurance are not available on reasonable terms or at all in some countries in which we operate, and we cannot insure against damage to our reputation. The assertion of one or more large claims against us, whether or not successful and whether or not insured, could materially adversely affect our reputation, business, financial condition and results of operations.
Risks Related to Intellectual Property and Technology
Others could claim that we infringe, violate, or misappropriate their intellectual property rights, which may result in substantial costs, diversion of resources and management attention and harm to our reputation.
Our success largely depends on our ability to use and develop our technology, tools, code, methodologies and services without infringing, misappropriating or otherwise violating the intellectual property rights of third parties, including patents, copyrights, trade secrets and trademarks. We or our clients may be subject to claims that our services and solutions infringe, misappropriate, or violate the intellectual property rights of others. Any such claims, whether or not they have merit or are successful, may result in substantial costs, divert management attention and other resources, harm our reputation and prevent us from offering our solutions to clients. A successful claim against us could materially and adversely affect our business, resulting in our being required to enter into license agreements (if available on commercially reasonable terms or at all), substitute inferior or costlier technologies into our solutions, pay monetary damages or royalties and/or comply with an injunction against providing some or all of our solutions to clients.
We also license software from third parties. Other parties may claim that our use of such licensed software infringes their intellectual property rights. Although we seek to secure indemnification protection from our software vendors to protect us against such claims, not all of our vendors agree to provide us with sufficient indemnification protection, and even in the instances where we do secure such protection, it is possible that such vendors may not honor those obligations or that we may have a costly dispute with a vendor over such obligations.

In our contracts, we agree to indemnify our clients for expenses and liabilities resulting from third party claims that our solutions infringe, misappropriate, or violate their intellectual property rights, in some cases excluding third-party components. In some instances, the amount of these indemnity obligations may be greater than the revenues we receive from the client under the applicable contract. Further, our current and former employees and independent contractors could challenge our exclusive rights to the software and other technology they have developed in the course of their employment or engagement with us. In certain countries in which we operate, an employer is deemed to own the copyright in any work created by its employees during the course, and within the scope, of their employment, but the employer may be required to satisfy additional legal requirements in order to make further use of such works. While we believe that we have complied with all such requirements, and believe that we have fulfilled all requirements necessary to acquire all rights in software and technology developed by our employees and independent contractors, we cannot guarantee that all such requirements have been met, and even if they have, current and former employees and independent contractors could still challenge our exclusive rights in software and technology they have created, which could divert management attention and other resources and result in substantial cost. We may not be successful in defending against any claim by our current or former employees or independent contractors challenging our exclusive rights over the use of works those employees or independent contractors created, or their requesting additional compensation for our use of such works.
If we fail to adequately protect our intellectual property rights and proprietary information in the United States and abroad, our competitive position could be impaired and we may lose valuable assets, experience reduced revenues and incur costly litigation to protect our rights.
We believe that our success is dependent, in part, upon protecting our intellectual property rights and proprietary information, including trade secrets. We rely on a combination of intellectual property rights, including trademarks, copyright, trade secrets, contractual restrictions and technical measures to establish and protect our intellectual property rights and proprietary information. However, the steps we take to protect our intellectual property rights and proprietary information may provide only limited protection and may not now or in the future provide us with a competitive advantage. We may not be able to protect our intellectual property rights, if, for example, we do not detect unauthorized use of our intellectual property or do not have the resources to enforce our intellectual property rights. Any of our intellectual property rights may be challenged by others and could be invalidated through administrative process or litigation. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our technology and use information that we regard as proprietary to create products and services that compete with our solutions, which may cause us to lose market share or render us unable to operate our business profitably. In addition, some contractual provisions protecting against unauthorized use, copying, transfer, and disclosure of our technology may be unenforceable under the laws of jurisdictions outside the United States. In addition, the laws of some countries do not protect intellectual property rights to the same extent as the laws of the United States, and as a result we may not be able to protect our technology and intellectual property in all jurisdictions in which we operate.
We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with our directors, advisory board members and with the parties with whom we have strategic relationships and business alliances, as well as our clients. We also enter into confidentiality agreements with third parties that receive access to our proprietary or confidential information. No assurance can be given that the counterparties thereto will comply with the terms of these agreements or that they will be effective in controlling access to or the distribution of our proprietary information. Further, these agreements will not prevent potential competitors from independently developing technologies that may be substantially equivalent or superior to ours.
While our contracts with our clients provide that we retain the ownership rights to our pre-existing proprietary intellectual property, in some cases we may assign to clients intellectual property rights in and to some aspects of the work product developed specifically for these clients in connection with these projects. If we assign intellectual property rights to clients that may be more broadly useful in our business, that would limit or prevent our ability to use such intellectual property rights in our solutions.
We may be required to spend significant resources to monitor and protect our intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights, including to protect our trade secrets. Such litigation could be costly, time consuming and distracting to management. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims or countersuits attacking the validity, scope and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation that we may enter into to protect and enforce our intellectual property rights, could make it more expensive for us to do business and adversely affect our operating results by delaying further sales or the implementation of our technologies, impairing the functionality of our solutions, delaying introductions of new features or applications or injuring our reputation.

Our solutions use open source software, and any failure to comply with the terms of one or more applicable open source licenses could adversely affect our business, subject us to litigation, and create potential liability.
Some of our solutions use software made available under open source licenses, and we expect to continue to incorporate open source software in our solutions in the future. Open source software is typically freely available, but is licensed under various requirements that bind the licensee. While the use of open source software may reduce development costs and speed up the development process, it may also present certain risks, that may be greater than those associated with the use of third-party commercial software. For example, open source software is generally provided without any warranties, support or other contractual protections regarding infringement or the quality of the code, including the existence of security vulnerabilities. In addition, some license requirements may include that we offer our solutions that incorporate the open source software for no cost, that we make publicly available the source code for any modifications or derivative works we create based upon, incorporating or using the open source software, or that we license such modifications or derivative works under the terms of the particular open source license. We cannot guarantee we comply with all obligations under these licenses. If the owner of the copyright in the relevant open source software were to allege that we had not complied with the conditions of one or more open source licenses, we could be required to incur significant expenses defending against such allegations, may be subject to the payment of damages, enjoined from further use of the software, required to comply with conditions of the license (which may include releasing the source code of our proprietary software to third parties without charge), or forced to devote additional resources to re-engineer all or a portion of our solutions to avoid using the open source software. Any of these events could create liability for us, damage our reputation, and have an adverse effect on our revenue, and operations.
Our business relies heavily on owned and third-party technology and computer systems, which subjects us to various uncertainties.
We rely heavily on sophisticated and specialized communications and computer technology coupled with third-party telecommunications and bandwidth providers to provide high-quality and reliable real-time solutions on behalf of our clients through our sites. We rely on client relationship management and other systems and technology in our contact center operations. Our operations, therefore, depend on the proper functioning of our and third parties’ equipment and systems, including hardware and software. We also rely on the data services provided by local communication companies in the countries in which we operate as well as domestic and international service providers.
We may in the future experience system disruptions, outages, and other performance problems. These problems may be caused by a variety of factors, including infrastructure changes, earthquakes, terrorist attacks, war, floods, fires, power loss, telecommunication failures, vendor issues, software defects, human error, viruses, worms, security attacks (internal or external), fraud, spikes in customer usage, or denial of service attacks. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. Because of the large amount of data that we collect and process in our systems, it is possible that these issues could result in data loss or corruption, or cause the data to be unavailable, incomplete or contain inaccuracies that our clients, their customers and other users regard as significant. Furthermore, the availability or performance of our solutions could also be adversely affected by our clients’ and their customers’ and other users’ inability to access the internet. For example, our clients and their customers and other users access our solutions through their internet service providers. If a service provider fails to provide sufficient capacity to support our applications or otherwise experiences service outages, such failure could interrupt our clients’ and their customers’ and other users’ access to our applications, which could adversely affect their perception of our applications’ reliability and our revenues.
We seek to maintain sufficient capacity in our operations infrastructure to meet the needs of all of our clients and users, as well as our own needs, and to ensure that our services and solutions are accessible, including backup and redundancy mechanisms. Despite our efforts, any disruptions in the delivery of our services due to the failure of our systems, hardware or software, whether provided and maintained by third parties or our in-house teams, or due to interruptions in our data services or those of third parties that adversely affect the quality or reliability (or perceived quality or reliability) of our solutions or render us unable to handle increased volumes of client interaction during periods of high demand, may result in reduction in revenue, loss of clients, or require unexpected investments in new systems or technology to ensure that we can continue to provide high-quality and reliable solutions to our clients. These types of interruptions or failures could also adversely impact our timekeeping, scheduling, and workforce management applications, such as scheduling, forecasting and reporting applications and home build systems for employee timekeeping, scheduling and employee leave requests. The occurrence of any such interruption or unplanned investment could materially adversely affect our business, financial positions, operating results and prospects.
In addition, in some areas of our business, we depend upon the quality and reliability of the services and products of our clients which we help sell to their end customers. If the services and solutions we provide to our clients through their services and products experience technical difficulties or quality issues, our clients may face difficulties selling their services and products to their end customers and we may have a harder time selling services and solutions to our clients, which could have an adverse impact on our business and operating results.

We further anticipate that it will be necessary to continue to invest in our technology and communications infrastructure to ensure reliability and maintain our competitiveness. This is likely to result in significant ongoing capital expenditures for maintenance as well as growth as we continue to grow our business. There can be no assurance that any of our information systems will be adequate to meet our future needs or that we will be able to incorporate new technology to enhance and develop our existing solutions. Moreover, investments in technology, including future investments in upgrades and enhancements to hardware or software, may not necessarily maintain our competitiveness. Our future success will also depend in part on our ability to anticipate and develop information technology solutions that keep pace with evolving industry standards and changing client demands.
Our business prospects will suffer if we are unable to continue to anticipate our clients’ needs by adapting to market and technology trends.
Our success depends, in part, upon our ability to anticipate our clients’ needs by adapting to market and technology trends. We may need to invest significant resources in research and development to maintain and improve our solutions and respond to our clients’ changing needs. However, we may not be able to modify our current solutions or develop, introduce or integrate new solutions in a timely manner or on a cost-effective basis. If we are unable to further refine and enhance our solutions or to anticipate innovation opportunities and keep pace with evolving technologies, our solutions could become uncompetitive or obsolete and as a result our clients may terminate their relationship with us or choose to divert their business elsewhere, and our revenue may decline as a result. In addition, we may experience technical problems and additional costs as we introduce new solutions, deploy future iterations of our solutions and integrate new solutions with existing client systems and workflows. If any of these or related problems were to arise, our business, financial condition, results of operations and prospects could be adversely affected.
Our clients span industry verticals, including social media, e-commerce, gaming, streaming media, food delivery and ride sharing, HiTech, FinTech and HealthTech. If we are unable to successfully adapt our solutions to these industry verticals, if we are not successful in attracting successful clients in these industry verticals, or if these industry verticals do not grow in line with our expectations, our potential growth opportunities could be compromised.
Risks Related to Legal, Regulatory and Tax Matters
We are subject to laws and regulations in the United States and other countries in which we operate, including export restrictions, economic sanctions, the FCPA, and similar anti-corruption laws. Compliance with these laws requires significant resources and non-compliance may result in civil or criminal penalties and other remedial measures.
We are subject to many laws and regulations that restrict our international operations, including laws that prohibit activities involving restricted countries, organizations, entities and persons that have been identified as unlawful actors or that are subject to U.S. sanctions. The U.S. Office of Foreign Assets Control (“OFAC”), and other international bodies have imposed sanctions that prohibit us from engaging in trade or financial transactions with certain countries, businesses, organizations and individuals. Furthermore, we are subject to U.S. export controls, specifically the Export Administration Regulations, and the export controls of other jurisdictions. We are also subject to the FCPA, and anti-bribery and anti-corruption laws in other countries. The FCPA prohibits U.S. businesses and their representatives from offering to pay, paying, promising to pay or authorizing the payment of money or anything of value to a foreign official in order to influence any act or decision of the foreign official in his or her official capacity or to secure any other improper advantage in order to obtain or retain business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring us to maintain books and records, which in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the corporation, including international subsidiaries, if any, and to devise and maintain a system of internal accounting controls sufficient to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements. Globally, other countries have enacted anti-bribery and anti-corruption laws similar to the FCPA, such as the Anti-Graft and Corrupt Practices Act in the Philippines and the U.K. Bribery Act 2010, all of which prohibit companies and their intermediaries from bribing government officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment. We operate in many parts of the world that have experienced government corruption to some degree, and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices, although adherence to local customs and practices is generally not a defense under U.S. and other anti-bribery laws.
Our compliance program contains controls and procedures designed to ensure our compliance with the FCPA, OFAC and other sanctions, export controls and laws and regulations. The continuing implementation and ongoing development and monitoring of our compliance program is time consuming and expensive, and could result in the discovery of compliance issues or violations by us or our employees, independent contractors, subcontractors or agents of which we were previously unaware. In addition, due to uncertainties and complexities in the regulatory environment, we cannot assure you that regulators will interpret laws and regulations the same way we do, or that we will always be in full compliance with applicable laws and regulations.

Any violations of these or other laws, regulations and procedures by our employees, independent contractors, subcontractors and agents, including third parties we associate with or companies we acquire, could expose us to administrative, civil or criminal penalties, fines or business restrictions, which could have a material adverse effect on our results of operations and financial condition and would adversely affect our reputation and the market for shares of our Class A common stock and may require certain of our investors to disclose their investment in us under certain state laws.
Litigation or legal proceedings could expose us to significant liabilities and have a negative impact on our reputation or business.
From time to time, we have been and may in the future be party to various claims and litigation proceedings, including class actions. We evaluate these claims and litigation proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Although we are not currently party to any litigation that we consider material, actual outcomes or losses may differ materially from our assessments and estimates.
Even when these claims are not meritorious, the defense of these claims may divert our management’s attention, and may result in significant expenses. The results of litigation and other legal proceedings are inherently uncertain, and adverse judgments or settlements in some of these legal disputes may result in adverse monetary damages, penalties or injunctive relief against us, which could have a material adverse effect on our financial position, cash flows or results of operations. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future.
Furthermore, while we maintain insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions as well as caps on amounts recoverable. Even if we believe a claim is covered by insurance, insurers may dispute our entitlement to recovery for a variety of potential reasons, which may affect the timing and, if the insurers prevail, the amount of our recovery.
Our global operations expose us to numerous legal and regulatory requirements and failure to comply with such requirements, including unexpected changes to such requirements, could adversely affect our results of operations.
We service our clients’ customers around the world. We are subject to numerous, and sometimes conflicting, legal regimes of the United States and foreign national, state and provincial authorities on matters as diverse as anti-corruption, content requirements, trade restrictions, tariffs, taxation, sanctions, immigration, internal and disclosure control obligations, securities regulation, anti-competition, data security, privacy, labor relations, wages and severance, and health care requirements. For example, our operations in the United States are, and our operations outside of the United States may also be, subject to U.S. laws on these diverse matters. U.S. laws may be different in significant respects from the laws of the Philippines and India, where we have significant operations, and other jurisdictions where we have operations or are seeking to expand. We also have expanded and may seek to expand operations in emerging market jurisdictions where legal systems are less developed or familiar to us. In addition, there can be no assurance that the laws or administrative practices relating to taxation (including the current position as to income and withholding taxes), foreign exchange, export controls, economic sanctions or otherwise in the jurisdictions where we have operations will not change. In addition, changes in tax laws in some jurisdictions may have an retroactive effect and we may be found to have paid less tax than required in such regions. For instance, the Income-tax Act of India was changed recently which included a retroactive effect going back to 1962. Compliance with diverse legal requirements is costly, time consuming and requires significant resources. Violations of one or more of these regulations in the conduct of our business could result in significant fines, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation. Violations of these regulations in connection with the performance of our obligations to our clients also could result in liability for significant monetary damages, fines or criminal prosecution, unfavorable publicity and other reputational damage, restrictions on our ability to process information and allegations by our clients that we have not performed our contractual obligations. Due to the varying degrees of development of the legal systems of the countries in which we operate, local laws might be insufficient to protect our rights.
We are subject to economic sanctions, export control, anti-corruption, anti-bribery, and similar laws. Non-compliance with such laws can subject us to criminal or civil liability and harm our business, revenues, financial condition and results of operations.
Although we take precautions to prevent our services from being provided or deployed in violation of such laws, our services could be provided inadvertently in violation of such laws despite the precautions we take, including usage by our clients in violation of our terms of service. We also cannot assure you that our employees agents and other third parties will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible, including entering into contracts or agreements with third parties without our knowledge or consent that would result in such violation. If we fail to comply with these laws, we and our employees could be subject to civil or criminal penalties, including the possible loss of export privileges, monetary penalties, and, in extreme cases, imprisonment of responsible employees for knowing and willful violations of these laws. We may also be adversely affected through penalties, reputational harm, loss of access to certain markets, or otherwise.
In addition, various countries regulate the import and export of certain encryption and other technology, including import and export permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our services and solutions or could limit our users’ ability to access our services and solutions in those countries. Changes in our services and solutions, or future changes in export and import regulations may prevent our users with international operations from utilizing our services and solutions globally or, in some cases, prevent the export or import of our services and solutions to certain countries, governments, or persons altogether. Any change in export or import regulations, economic sanctions, or related legislation, or change in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our services and solutions by, or in our decreased ability to export or sell services and solutions to, existing or potential users with international operations. Any decreased use of our platform or limitation on our ability to export or sell our services and solutions would likely adversely affect our business, financial condition and results of operations.
We cannot predict whether any material suits, claims, or investigations may arise in the future. Regardless of the outcome of any future actions, claims, or investigations, we may incur substantial defense costs and such actions may cause a diversion of management time and attention. Also, it is possible that we may be required to pay substantial damages or settlement costs which could have a material adverse effect on our business, financial condition, results of operations and prospects.
From time to time, some of our employees spend significant amounts of time at our client’s sites, often in foreign jurisdictions, which expose us to certain risks.
Some of our projects require a portion of the work to be undertaken at our clients’ facilities, which are often located outside our employees’ country of residence. The ability of our employees to work in locations around the world may depend on their ability to obtain the required visas and work permits, and this process can be lengthy and difficult. Immigration laws are subject to legislative change, as well as to variations in standards of application and enforcement due to political forces and economic conditions and international travel, which may be adversely affected by regional or global circumstances or travel restrictions also affects our employees’ ability to work in foreign jurisdictions. In addition, we may become subject to taxation in jurisdictions where we would not otherwise be so subject as a result of the amount of time that our employees spend in any such jurisdiction in any given year. While we seek to monitor the number of days that our employees spend in each country to avoid subjecting ourselves to any such taxation, there can be no assurance that we will be successful in these efforts.
Our business operations and financial condition could be adversely affected by negative publicity about offshore outsourcing or anti-outsourcing legislation in the countries in which our clients operate.
Concerns that offshore outsourcing has resulted in a loss of jobs and sensitive technologies and information to foreign countries have led to negative publicity concerning outsourcing in some countries. Many organizations and public figures in the United States and Europe have publicly expressed concern about a perceived association between offshore outsourcing IT service providers and the loss of jobs in their home countries.
Current or prospective clients may elect to perform services that we offer, or may be discouraged from transferring these services to offshore providers such as ourselves, to avoid any negative perceptions that may be associated with using an offshore provider or for data privacy and security concerns. As a result, our ability to compete effectively with competitors that operate primarily out of facilities located in these countries could be harmed.
Governments and industry organizations may also adopt new laws, regulations or requirements, or make changes to existing laws or regulations, that could impact the demand for, or value of, our services. If we are unable to adapt the solutions we deliver to our clients to changing legal and regulatory standards or other requirements in a timely manner, or if our solutions fail to allow our clients to comply with applicable laws and regulations, our clients may lose confidence in our services and could switch to services offered by our competitors, or threaten or bring legal actions against us.
Increases in income tax rates, changes in income tax laws or disagreements with tax authorities could adversely affect our business, financial condition or results of operations.
We are subject to income taxes in the United States and in certain foreign jurisdictions in which we operate. Increases in income tax rates or other changes in income tax laws in any particular jurisdiction could reduce our after-tax income from such jurisdictions and could adversely affect our business, financial condition or results of operations. Our operations outside the United States generate a significant portion of our income and many of the other countries in which we have significant operations, have recently made or are actively considering changes to existing tax laws. For example, in December 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law in the United States. While our accounting for the recorded impact of the TCJA is deemed to be complete, these amounts are based on prevailing regulations and currently available information, and additional guidance issued by the Internal Revenue Service (“IRS”) or court decisions could impact our recorded amounts in future periods.
The TCJA imposed a new tax assessed on indirect foreign earnings, known as the global intangible low- taxed income tax (the “GILTI”) and a new minimum tax known as the base-erosion anti-abuse tax (the “BEAT”). The GILTI aims to tax a U.S. shareholder’s share of the income of controlled foreign corporations in excess of their tangible business property returns, while the BEAT imposes a minimum tax on certain taxpayers that make deductible “base erosion” payments to foreign related parties.
Additional changes in the U.S. tax regime or in how U.S. multinational corporations are taxed on foreign earnings, including changes in how existing tax laws are interpreted or enforced, could adversely affect our business, financial condition or results of operations.
We cannot predict the outcome of any specific legislative proposals or amendments to existing treaties. Since we operate or have operations in a number of foreign jurisdictions, our plans for expansion or our results of operations in such jurisdictions could be adversely affected if any adopted proposals resulted in an increase in our tax burden, costs of our tax compliance or otherwise adversely affected our results of operations and cash flows. There are no assurances that we will be able to implement effective tax planning strategies that are necessary to optimize our tax position following changes in tax laws globally. Our effective tax rate and our results of operations may be impacted by any changes in tax laws.
In addition, we are subject to periodic examination of our income tax returns by the IRS and other tax authorities around the world. There can be no assurance that the outcomes from these examinations will not have an adverse effect on our provision for income taxes and cash tax liability.
If our favorable tax treatment is overturned, we may be subject to significant penalties.
Several of our sites, primarily located in the Philippines, benefit from tax incentives or concessional rates provided by local laws and regulations. Several of our sites located within special economic zones in the Philippines benefit from favorable tax treatment provided by registrations with the PEZA. These benefits vary from site to site and may include income tax holidays, reduced income taxes, and reduced VAT. Under the PEZA registrations, favorable tax treatment for certain of our PEZA-registered sites has expired, but may be renewed for subsequent periods provided we meet certain criteria for NFEE and CELR. We believe the ability to meet these requirements is within our control. The income tax holiday for one of our sites expired in July 2019 and was retro-actively extended through July 2021. The income tax holiday for a second site expired December 2020, and we expect it to be retro-actively extended through December 2021. The income tax holiday for a third site expired in September 2020 and we expect it to be retro-actively extended through September 2022. The income tax holiday for a fourth site is ending in November 2022 and we expect it to be extended through November 2024. We continue to engage with PEZA in order to meet the necessary criteria for favorable tax treatment and will file the extension applications before each respective due date.
The favorable tax treatment under PEZA registrations decreased total foreign taxes by $6.7 million and $4.6 million for the years ended December 31, 2021 and 2020, respectively. If the PEZA extension through December 31, 2021 is not granted, we will incur an additional $3.0 million of taxes payable and an immaterial increase in deferred tax assets. More generally, future changes in either tax incentives or concessional rates provided by local laws and regulations could require us to pay significant tax liabilities, and we may not have the available cash or borrowing capacity to make the payments, which could materially impair our ability to conduct our business.
Risks Related to Finance and Accounting
Our profitability will suffer if we are not able to maintain asset utilization levels, price appropriately and control our costs.
Our profitability is largely a function of the efficiency with which we utilize our assets, particularly our people and sites, and the pricing that we are able to obtain for our solutions. Our utilization rates are affected by a number of factors, including our ability to transition employees from completed projects to new assignments, hire and assimilate new employees, forecast demand for our services and solutions and thereby maintain an appropriate headcount in each of our locations and geographies, manage attrition, accommodate our clients’ requests to shift the mix of delivery locations during the pendency of a contract, and manage resources for training, professional development and other typically non-billable activities. In addition, we rely in part on our clients’ own forecasts when we forecast demand for our services and solutions, and we have in the past experienced, and may in the future experience, substantial variation from these forecasts in our clients’ actual demand. If we are unable to manage our asset utilization levels, there could be a material adverse effect on our business, financial condition and results of operations.
The pricing of our services and solutions is usually included in statements of work entered into with our clients. We may not accurately price certain contracts to reflect the true cost of providing services. In certain cases, we have committed to pricing with limited to no sharing of risks regarding inflation and currency exchange rates. In addition, we are obligated under some of our contracts to deliver productivity benefits to our clients, such as reduction in handle time or response time. The prices we are able to charge for our solutions are affected by a number of factors, including our clients’ perceptions of our ability to add value through our solutions, competition, introduction of new services or solutions by us or our competitors, our ability to accurately estimate, attain and sustain revenues from client engagements, margins and cash flows over increasingly longer contract periods and general economic and political conditions. If we fail to accurately estimate future wage inflation rates, unhedged currency exchange rates or our costs, or if we fail to accurately estimate the productivity benefits we can achieve under a contract, it could have a material adverse effect on our business, financial condition and results of operations.
Our profitability is also a function of our ability to control our costs and improve our efficiency. As we increase the number of our employees and grow our business, we may not be able to manage a significantly larger and more geographically diverse workforce and our profitability may suffer. Our cost management strategies also include improving the alignment between the demand for our services and our resource capacity, including our contact center utilization; the costs of service delivery; the cost of sales and general and administrative costs as a percentage of revenues; and the use of process automation for standard operating tasks. If we are not effective in managing our operating and administrative costs in response to changes in demand and pricing for our services, or if we are unable to absorb or pass on to our clients the increases in our costs of operations, our results of operations could be materially adversely affected.
Our operating results may fluctuate from quarter to quarter due to various factors.
Our operating results may vary significantly from one quarter to the next and our business may be impacted by factors such as client loss, the timing of new contracts and of new service or solution offerings, termination of existing contracts, variations in the volume of business from clients resulting from changes in our clients’ operations, the business decisions of our clients regarding the use of our solutions, start-up costs, delays or difficulties in expanding our operating sites and infrastructure, delays or difficulties in recruiting, changes to our revenue mix or to our pricing structure or that of our competitors, inaccurate estimates of resources and time required to complete ongoing projects, currency fluctuation and seasonal changes in the operations of our clients. The financial benefit of gaining a new client may not be recognized at the intended time due to delays in the implementation of our solutions or negatively impacted due to an increase in the start-up costs. These factors may cause differences in revenues and income among the various quarters of any financial year, which means that the individual quarters of a year may not be predictive of our financial results in any other period.
Portions of our business have long sales cycles and long implementation cycles, which require significant resources and working capital.
Many of our client contracts are entered into after long sales cycles, which require a significant investment of capital, resources and time by both our clients and us. Before committing to use our services and solutions, potential clients require us to expend substantial time and resources educating them as to the value of our services and solutions and assessing the feasibility of integrating our systems and processes with theirs. As a result, our selling cycle, which may continue for multiple years, is subject to many risks and delays over which we have little or no control, including our clients’ decisions to choose alternatives to our solutions (such as other providers or in-house resources) and the timing of our clients’ budget cycles and approval processes.
In addition, implementing our services and solutions involves a significant commitment of resources over an extended period of time from both our clients and us. Our clients may also experience delays in obtaining internal approvals or may face delays associated with technology or system implementations, thereby further delaying the implementation process.
If we fail to close sales with potential clients to whom we have devoted significant time and resources, or if our current and future clients are not willing or able to invest the time and resources necessary to implement our services and solutions, our business, financial condition, results of operations and prospects could suffer.
If we are unable to fund our working capital requirements and new investments, our business, financial condition, results of operations and prospects could be adversely affected.
Similar to our competitors in this industry, we incur significant start-up costs related to investments in infrastructure to provide our solutions and the hiring and training of employees, such expenses historically being incurred before revenues are generated.
We are exposed to adverse changes in our clients’ payment policies. If our key clients implement policies which extend the payment terms of our invoices, our working capital levels could be adversely affected and our financing costs may increase. If we are unable to fund our working capital requirements, access financing at competitive rates or make investments to meet the expanding business of our existing and potential new clients, our business, financial condition, results of operations and prospects could be adversely affected.

Our cash flows and results of operations may be adversely affected if we are unable to collect on billed and unbilled receivables from clients.
Our business depends on our ability to effectively bill and successfully obtain payment from our clients of the amounts they owe us for work performed. We evaluate the financial condition of our clients and usually bill and collect on relatively short cycles. We maintain provisions against receivables. Actual losses on client balances could differ from those that we currently anticipate and, as a result, we may need to adjust our provisions. In addition, our assessment of the creditworthiness of our clients may differ from the actual creditworthiness of those clients at the time of such assessment. Macroeconomic conditions, such as a potential credit crisis in the global financial system and the ongoing COVID-19 pandemic, have resulted in financial difficulties for some of our clients and could result in financial difficulties of other clients, including limited access to the credit markets, insolvency or bankruptcy. Such conditions have caused some clients and could cause other clients to delay payment, request modifications of their payment terms, or default on their payment obligations to us, all of which could increase our receivables balance. Timely collection of fees for client services depends on our ability to complete our contractual commitments and subsequently effectively bill for and collect our contractual service fees. If we are unable to meet our contractual obligations or effectively prepare and provide invoices, including as a result of the ongoing COVID-19 pandemic, we might experience delays in the collection of or be unable to collect our client balances, which would adversely affect our results of operations and could adversely affect our cash flows. In addition, if we experience an increase in the time required to bill and collect for our services or if our clients are delayed in making payments or stop payments altogether, our cash flows could be adversely affected, which in turn could adversely affect our ability to make necessary investments and, therefore, could affect our results of operations.
During weak economic periods, there is an increased risk that our clients will file for bankruptcy protection, which may harm our revenue, profitability, and results of operations. For example, in connection with the COVID-19 pandemic, certain of our former clients have filed for bankruptcy protection under the U.S. Bankruptcy Code. Although we have filed claims for payment of amounts we are owed in these cases, we may not ultimately recover amounts owed from these clients in bankruptcy proceedings. We also face risk from international clients that file for bankruptcy protection in foreign jurisdictions, particularly given that the application of foreign bankruptcy laws may be more difficult to predict. In addition, we may determine that the cost of pursuing any creditor claim outweighs the recovery potential of such claim. As a result, increases in client bankruptcy during weak economic periods could adversely affect our business, financial condition, results of operations, and cash flows.
We are subject to risks associated with our incurrence of debt.
On September 25, 2019, we entered into the 2019 Credit Agreement providing for the $210.0 million Term Loan Facility and the $40.0 million Revolving Credit Facility (each as defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness”). On April 30, 2021, we entered into Amendment No. 1 to the 2019 Credit Agreement to increase the committed size of the Revolving Credit Facility to $90.0 million. The 2019 Credit Facilities (as defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness”) mature on September 25, 2024. We expect to refinance, renew or replace the 2019 Credit Facilities prior to their maturity in September 2024 or to repay the 2019 Credit Facilities with cash from operations. An inability to refinance our 2019 Credit Facilities prior to maturity could have a material adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness” for more information on our 2019 Credit Facilities.
Although we currently believe that we will be able to obtain any necessary amendment or refinancing of our 2019 Credit Facilities at a reasonable cost, there can be no assurance that we will succeed in obtaining such amendment or refinancing on favorable terms, if at all, which could significantly increase our future interest expense and adversely impact our liquidity and results of operations.
Further, an increase to our level of indebtedness could:
•require us to dedicate a portion of our cash flow from operations to payments on our indebtedness, which could reduce the availability of cash flow to fund acquisitions, start-ups, working capital, capital expenditures and other general corporate purposes;
•limit our ability to borrow money or sell stock for working capital, capital expenditures, debt service requirements and other purposes;
•limit our flexibility in planning for, and reacting to, changes in our industry or business;
•make us more vulnerable to unfavorable economic or business conditions; and
•limit our ability to make acquisitions or take advantage of other business opportunities.

In the event we incur additional indebtedness, the risks described above could increase.
Indebtedness under our 2019 Credit Agreement bears interest based on the London Interbank Offered Rate (“LIBOR”), which may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences.
The ICE Benchmark Administration, the administrator of LIBOR, announced on March 5, 2021 that it intends to cease publication of LIBOR rates (i) with respect to U.S. dollar LIBOR with interest periods of 1 week and 2 months, after December 31, 2021 and (ii) with respect to U.S. dollar LIBOR with all other interest periods, after June 30, 2023, and as a result, methods of calculating LIBOR are evolving. If LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form, we may need to renegotiate the terms of our 2019 Credit Agreement to replace LIBOR with the new standard that is established, if any, or to otherwise agree with the agent under such facilities on a new means of calculating interest. As of the date of this Annual Report, we cannot reasonably estimate the expected impact on our business of the discontinuation of LIBOR.
We may be unable to raise additional capital, which could harm our ability to compete.
We may need additional funding to fund our operations and future growth, but additional funds may not be available to us on acceptable terms and on a timely basis, if at all. We may seek funds through borrowings or other financing, including private or public equity or debt offerings. Our future capital requirements will depend on many factors, including:
•the expenses needed to attract, hire and retain skilled personnel;
•the costs associated with being a public company;
•the duration and severity of the COVID-19 pandemic and its impact on our business and financial markets generally; and
•the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, and our business, financial condition and results of operations could be materially adversely affected. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders.
Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities receive any distribution of our corporate assets. We also could be required to seek funds through arrangements with partners or others that may require us to relinquish rights or jointly own some aspects of our technologies or products that we would otherwise pursue on our own.
We track certain operational metrics with internal systems and tools and do not independently verify such metrics. Certain of our operational metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.
We track certain operational metrics, including key metrics such as net revenue retention rate, cNPS, eNPS, win rate and seat turn, with internal systems and tools that are not independently verified by any third party and which may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies, or the assumptions on which we rely. Our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. If the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, or if survey respondents are uncertain as to the confidentiality of their responses, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges and uncertainties in measuring these metrics. In addition, some of these metrics, such as win rate, are expected to fluctuate significantly from period to period based on timing of one or more client purchase decisions or other factors, which makes it difficult for us to accurately predict such metrics for any future period. Furthermore, we calculate our win rate on the basis of the total estimated annual revenue value for “won” and “lost” opportunities, which requires us to make judgments about the expected future revenue value of our client contracts at the time of such contracts, as well as the expected future revenue value of opportunities closed as “lost.” These estimates for our “won” opportunities are not updated based on events that occur subsequent to entering into such contracts and do not account for the possibility that our clients may terminate such contracts for convenience with advance notice or reduce their use of our solutions. Limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. If our operating metrics are not accurate representations of our business, or if investors do not perceive our operating metrics to be accurate, or if we discover material inaccuracies with respect to these figures, our reputation may be significantly harmed, and our operating and financial results could be adversely affected. Our operating metrics are not necessarily indicative of the historical performance of our business or the results that may be expected for any future period.
Our sites operate on leasehold property, and our inability to renew our leases on commercially acceptable terms or at all may adversely affect our results of operations.
Our sites operate on leasehold property. Our leases are subject to renewal and we may be unable to renew such leases on commercially acceptable terms or at all. Our inability to renew our leases, or a renewal of our leases with a rental rate higher than the prevailing rate under the applicable lease prior to expiration, may have an adverse impact on our operations, including disrupting our operations or increasing our cost of operations. In addition, in the event of non-renewal of our leases, we may be unable to locate suitable replacement properties for our sites or we may experience delays in relocation that could lead to a disruption in our operations. This has been further augmented by the COVID-19 pandemic where the commercial real estate industry, including our landlords, are experiencing tenants requesting rent abatements and reductions, which could lead to an increase in tenant evictions and vacant spaces, difficulty exiting existing leases and landlord bankruptcies.
Risks Related to Ownership of our Class A Common Stock
Our Sponsor and our Co-Founders control us and their interests may conflict with ours or yours in the future.
Our Sponsor and our Co-Founders beneficially owned approximately 96.3% of the combined voting power of our Class A common stock and Class B common stock as of December 31, 2021. Moreover, we nominated to our board individuals designated by our Sponsor and our Co-Founders in accordance with the stockholders agreement we entered into in connection with our IPO. Our Sponsor and our Co-Founders retained the right to designate directors subject to the maintenance of certain ownership requirements in the Company. Even when our Sponsor and our Co-Founders cease to own shares of our stock representing a majority of the total voting power, for so long as our Sponsor and our Co-Founders continue to own a significant percentage of our stock, they will still be able to significantly influence or effectively control the composition of our board of directors and the approval of actions requiring stockholder approval through their voting power. Accordingly, for such period of time, our Sponsor and our Co-Founders will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, for so long as our Sponsor continues to own a significant percentage of our stock, our Sponsor will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of our company and ultimately might affect the market price of our Class A common stock.
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our common stock prior to the completion of our IPO, and it may depress the trading price of our Class A common stock.
Our Class A common stock has one vote per share and our Class B common stock has ten votes per share. Our Sponsor and our Co-Founders held in the aggregate 96.3% of the combined voting power of our Class A common stock and our Class B common stock as of December 31, 2021. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. Each share of our Class B common stock may be convertible into one share of our Class A common stock at any time and will convert automatically upon certain transfers and upon the earlier of (i) June 10, 2028 and (ii) (x) with respect to our Sponsor, the first date on which the aggregate number of outstanding shares of our Class B common stock held by our Sponsor ceases to represent at least 5.0% of the aggregate number of our outstanding shares of common stock and (y) with respect to each Co-Founder, the first date on which the aggregate number of shares of our Class B common stock held by such Co-Founder ceases to represent at least 5.0% of the aggregate number of our outstanding shares of common stock. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
Future transfers or sales by holders of Class B common stock will generally result in those shares converting to Class A common stock, except for certain transfers described in our amended and restated certificate of incorporation, including transfers effected for estate planning purposes where sole dispositive power and exclusive voting control with respect to the shares of Class B common stock is retained by the transferring holder. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those individual holders of Class B common stock who retain their shares in the long term.
In addition, we cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock, in adverse publicity or other adverse consequences. Certain index providers have announced restrictions on including companies with multiple class share structures in certain of their indices. For example, S&P Dow Jones has stated that companies with multiple share classes will not be eligible for inclusion in the S&P Composite 1500 (composed of the S&P 500, S&P MidCap 400 and S&P SmallCap 600), although existing index constituents in July 2017 were grandfathered. Under the announced policies, our dual class capital structure would make us ineligible for inclusion in any of these indices. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be materially adversely affected.
Our amended and restated certificate of incorporation does not limit the ability of our Sponsor to compete with us, and our Sponsor may have investments in businesses whose interests conflict with ours.
Our Sponsor and its affiliates engage in a broad spectrum of activities, including investments in the businesses that may compete with us. In the ordinary course of their business activities, our Sponsor and its affiliates may engage in activities where their interests conflict with our interests or those of our stockholders. Our amended and restated certificate of incorporation provides that none of our Sponsor, any of its affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his or her director and officer capacities) or his or her affiliates has any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Our Sponsor also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, our Sponsor may have an interest in our pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to us and our stockholders.
We are a “controlled company” within the meaning of the rules of Nasdaq and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.
Our Sponsor and our Co-Founders are parties to a stockholders agreement and beneficially own approximately 96.3% of the combined voting power of all classes of our stock entitled to vote generally in the election of directors. As a result, we are a “controlled company” within the meaning of the corporate governance standards of Nasdaq. Under these rules, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies, within one year of the date of the listing of their Class A common stock:
•are not required to have a board that is composed of a majority of “independent directors,” as defined under the Nasdaq rules;
•are not required to have a compensation committee that is composed entirely of independent directors; and
•are not required to have director nominations be made, or recommended to the full Board of Directors, by our independent directors or by a nominations committee that is composed entirely of independent directors.
Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.
We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We will remain an “emerging growth company” until the earliest to occur of:
•the last day of the fiscal year during which our total annual revenue equals or exceeds $1.07 billion (subject to adjustment for inflation);
•the last day of the fiscal year following the fifth anniversary of our IPO;
•the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or
•the date on which we are deemed to be a “large accelerated filer” under the Exchange Act.

We may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Investors may find our Class A common stock less attractive because we may rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our per share trading price may be materially adversely affected and more volatile.
We incur costs and are subject to additional regulations and requirements as a result of being a public company, which could lower our profits, make it more difficult to run our business or divert management’s attention from our business.
As a public company, we are required to commit significant resources and management time and attention to the requirements of being a public company, which causes us to incur significant legal, accounting and other expenses that we had not incurred as a private company, including costs associated with public company reporting requirements. We also incur costs associated with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and related rules implemented by the SEC and Nasdaq, and compliance with these requirements will continue to place significant demands on our legal, accounting and finance staff and on our accounting, financial and information systems. In addition, we might not be successful in implementing or maintaining these requirements. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions and other regulatory action and potentially civil litigation.
Our internal controls over financial reporting currently do not meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and the market price of our Class A common stock.
As a public company, we have significant requirements for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain an adequate system of internal controls to satisfy our reporting obligations as a public company. If we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements and harm our operating results. Our internal controls over financial reporting currently do not meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act that eventually we will be required to meet. Because currently we do not have comprehensive documentation of our internal controls and have not yet tested our internal controls in accordance with Section 404, we cannot conclude in accordance with Section 404 that we do not have a material weakness in our internal controls or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal controls. Our management will first be required to perform an annual assessment of the effectiveness of our internal control over financial reporting in connection with our second Annual Report on Form 10-K. Our independent public registered accounting firm will first be required to attest to the effectiveness of our internal control over financial reporting for our Annual Report on Form 10-K for the first year we are no longer an “emerging growth company,” and thereafter on an annual basis. If we are not able to complete our initial assessment of our internal controls and otherwise implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to certify as to the adequacy of our internal controls over financial reporting.
Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of Nasdaq listing rules, which may result in a breach of the covenants under existing or future financing arrangements. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements also could suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could materially adversely affect us and lead to a decline in the market price of our Class A common stock.

If securities or industry analysts do not publish research or reports about our business, or if they downgrade their recommendations regarding our Class A common stock, our stock price and trading volume could decline.
The trading market for our Class A common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable research about our business, our Class A common stock price may decline. If analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our Class A common stock price or trading volume to decline and our Class A common stock to be less liquid.
If our operating and financial performance in any given period does not meet any guidance that we provide to the public, the market price of our Class A common stock may decline.
We may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance will be comprised of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty. If, in the future, our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our Class A common stock may decline. Even if we do issue public guidance, there can be no assurance that we will continue to do so in the future.
The market price of shares of our Class A common stock has been, and may continue to be, volatile and may decline regardless of our operating performance, which could cause the value of your investment to decline.
The market price of our Class A common stock has fluctuated significantly in response to numerous factors and may continue to be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of shares of our Class A common stock regardless of our operating performance. In addition, our operating results may fail to match our past performance and could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly operating results, any decision by significant clients to terminate or reduce our services (including failure to renew their contracts with us), additions or departures of key management personnel, failure to meet analysts’ earnings estimates, publication of research reports about our industry, the performance of direct and indirect competitors, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, adverse publicity about the industries we participate in or individual scandals. In addition, the market price of shares of our Class A common stock has in the past, and could in the future, be subject to additional volatility or decrease significantly, as a result of speculation in the press or the investment community about our industry or our company, including, as a result of short sellers who publish, or arrange for the publication of, opinions or characterizations of our business prospects or similar matters calculated to create negative market momentum in order to profit from a decline in the market price of our Class A common stock.
Stock markets and the price of our Class A shares have, and may in the future, experience extreme price and volume fluctuations. In the past, following periods of volatility in the overall market and the market price of a company’s securities, including as a result of reports published by short sellers, securities class action litigation has often been instituted against these companies. Such litigation, that has or may in the future be instituted against us, as well as responding to reports published by short sellers or other speculation in the press or the investment community, could result in substantial costs and a diversion of our management’s attention and resources.
Because we have no current plans to pay cash dividends on our common stock, you may not receive any return on your investment unless you sell your Class A common stock for a price greater than that which you paid for it.
We have no current plans to pay cash dividends. The declaration, amount and payment of any future dividends on shares of common stock will be at the sole discretion of our board of directors. Our board of directors may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us and such other factors as our board of directors may deem relevant. In addition, our ability to pay dividends is limited by our existing indebtedness and may be limited by covenants of other indebtedness we or our subsidiaries incur in the future. As a result, you may not receive any return on an investment in our Class A common stock unless you sell your shares of our Class A common stock for a price greater than that which you paid for them.

You may be diluted by the future issuance of additional Class A common stock or Class B common stock in connection with our incentive plans, acquisitions or otherwise.
As of December 31, 2021 we had approximately 2,472,569,000 shares of Class A common stock and approximately 179,967,000 shares of Class B common stock authorized but unissued. Our amended and restated certificate of incorporation authorizes us to issue these shares of Class A and Class B common stock and options, rights, warrants and appreciation rights relating to Class A and Class B common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. As of December 31, 2021, we had 9,685,321 shares of Class A common stock issuable in respect of outstanding stock options granted under the 2019 Stock Incentive Plan and the 2021 Omnibus Incentive Plan with a weighted average exercise price of $10.53 per share. We also had 7,552,892 shares of Class A common stock issuable in respect of outstanding restricted stock units, including awards with market conditions, granted under the 2021 Omnibus Incentive Plan. Additionally, we have reserved 8,706,134 shares of Class A common stock for issuance under our Omnibus Incentive Plan. Any Class A or Class B common stock that we issue, including under our Omnibus Incentive Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the investors who purchase Class A common stock.
We may issue preferred stock whose terms could materially adversely affect the voting power or value of our Class A common stock.
Our amended and restated certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our Class A common stock respecting dividends and distributions, as our board of directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our Class A common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of the Class A common stock.
If we or our pre-IPO owners sell additional shares of our Class A common stock or Class B common stock or are perceived by the public markets as intending to sell them, the market price of our Class A common stock could decline.
The sale of substantial amounts of shares of our Class A common stock or Class B common stock in the public or private markets, or the perception that such sales could occur, could harm the prevailing market price of shares of our Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for you to sell your Class A common stock in the future at a time and at a price that you deem appropriate, if at all.
In addition, we have filed a registration statement on Form S-8 under the Securities Act to register shares of our Class A common stock or securities convertible into or exchangeable for shares of our Class A common stock issued pursuant to our 2019 Stock Incentive Plan and our Omnibus Incentive Plan. Shares registered under such registration statement will be available for sale in the open market. Our initial registration statement on Form S-8 covered 26,372,781 shares of our Class A common stock.
In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our Class A common stock issued in connection with an investment or acquisition could constitute a material portion of our then outstanding shares of Class A common stock. As restrictions on resale end, the market price of our shares of Class A common stock could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of Class A common stock or other securities or to use our shares of Class A common stock as consideration for acquisitions of other businesses, investments or other corporate purposes.
Anti-takeover provisions in our organizational documents and Delaware law might discourage or delay acquisition attempts for us that you might consider favorable.
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the merger or acquisition of our company more difficult without the approval of our board of directors. Among other things, these provisions:
•provide that our board of directors will be divided into three classes, as nearly equal in size as possible, with directors in each class serving three-year terms and with terms of the directors of only one class expiring in any given year;
•provide for the removal of directors only for cause and only upon the affirmative vote of the holders of at least 66 2/3% in voting power of the outstanding shares of our capital stock entitled to vote, if the parties to our stockholders agreement and their affiliates cease to beneficially own less than 30% of the total voting power of all then outstanding shares of our capital stock entitled to vote generally in the election of directors and provide that specified directors designated pursuant to the stockholders agreement may not be removed without cause without the consent of the specified designating party;
•our dual class common stock structure, which provides our holders of Class B common stock with the ability to significantly influence the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the shares of our outstanding Class A common stock and Class B common stock;
•provide that, subject to the rights of the holders of any preferred stock and the rights granted pursuant to the stockholders agreement, vacancies and newly created directorships may be filled only by the remaining directors, if the parties to our stockholders agreement and their affiliates cease to beneficially own less than 30% of the total voting power of all then outstanding shares of our capital stock entitled to vote generally in the election of directors;
•would allow us to authorize the issuance of shares of one or more series of preferred stock, including in connection with a stockholder rights plan, financing transactions or otherwise, the terms of which series may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of common stock;
•prohibit stockholder action by written consent from and after the date on which the parties to our stockholders agreement and their affiliates cease to beneficially own at least 30% of the total voting power of all then outstanding shares of our capital stock entitled to vote generally in the election of directors and require the consent of our Sponsor in any action by written consent;
•provide for certain limitations on convening special stockholder meetings;
•provide that the board of directors is expressly authorized to make, alter, or repeal our bylaws and that our stockholders may only amend our bylaws with the approval of 66 2/3% or more of all of the outstanding shares of our capital stock entitled to vote, if the parties to our stockholders agreement and their affiliates beneficially own less than 30% of the total voting power of all then outstanding shares of our capital stock entitled to vote generally in the election of directors; and
•provide that certain provisions of our amended and restated certificate of incorporation may be amended only by the affirmative vote of the holders of at least 66 2/3% in voting power of the outstanding shares of our capital stock entitled to vote thereon, if the parties to our stockholders agreement and their affiliates cease to beneficially own less than 30% of the total voting power of all then outstanding shares of our capital stock entitled to vote generally in the election of directors;
•establish advance notice requirements for nominations for elections to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings; and
•provide that, subject to the rights of holders of any preferred stock and the terms of our stockholders agreement, the total number of directors shall be determined exclusively by resolution adopted by the board.
We have opted out of Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”); however, our amended and restated certificate of incorporation contains similar provisions providing that we may not engage in certain “business combinations” with any “interested stockholder” for a three-year period following the time that the stockholder became an interested stockholder, unless the transaction fits within an enumerated exception, such as board approval of the business combination or the transaction that resulted in such stockholder becoming an interested stockholder. Our amended and restated certificate of incorporation provides that our Sponsor and its affiliates, and any of their respective direct or indirect transferees, and any group as to which such persons are a party, do not constitute “interested stockholders” for purposes of this provision. These anti-takeover provisions and other provisions under our amended and restated certificate of incorporation, amended and restated by laws or Delaware law could discourage, delay or prevent a transaction involving a change in control of our company, including actions that our stockholders may deem advantageous, or negatively affect the trading price of our Class A common stock. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.
Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware and the federal district courts of the United States of America as the sole and exclusive forums for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with the Company or the Company’s directors, officers or other employees.
Our amended and restated certificate of incorporation provides that, unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (1) derivative action or proceeding brought on behalf of our Company, (2) action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, employee or stockholder of our Company to the Company or the Company’s stockholders, (3) action asserting a claim against the Company or any current or former director or officer of the Company arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or our amended and restated bylaws, or (4) action asserting a claim against us or any current or former director or officer of the Company governed by the internal affairs doctrine. Our amended and restated certificate of incorporation further provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the federal securities laws of the United States of America. Our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, any person or entity purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have provided consent to the forum provisions in our amended and restated certificate of incorporation. These choice-of-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable or convenient for disputes with the Company or the Company’s directors, officers, other employees or stockholders, which may discourage such lawsuits. However, we note that there is uncertainty as to whether a court would enforce our forum selection provisions and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. If a court were to find these provisions of our amended and restated certificate of incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2021, we leased approximately 1.3 million square feet of office space around the world, including our designated corporate headquarters located in New Braunfels, Texas. Our leases usually have a range of expiration dates from two to five years, and typically include a renewal option for an additional term. We operate from time to time in temporary sites to accommodate growth before new sites are available. We lease all of our properties and do not own any real property. We intend to procure additional space in the future as we continue to add employees and expand geographically.
Item 3. Legal Proceedings
We are, and from time to time, we may become, subject to certain legal proceedings, claims, and litigation arising in the ordinary course of business. We are not currently a party to any material legal proceedings, nor are we aware of any pending or threatened litigation that would have a material adverse effect on our business, financial condition, operating results, or cash flows should such litigation be resolved unfavorably.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market     Information for Common Stock
Our Class A common stock has been listed on the Nasdaq Stock Market LLC (“Nasdaq”) under the symbol "TASK" since June 11, 2021. Prior to that time, there was no public market for our stock.
Our Class B common stock is not listed on any stock exchange nor traded on any public market.
Holders of Record
As of December 31, 2021, there were 126 stockholders of record of our Class A common stock, and the closing price of our Class A common stock was $53.96 per share as reported on the Nasdaq. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of December 31, 2021, there were 7 stockholders of record of our Class B common stock.
Dividend Policy
We have no current plans to pay dividends on our common stock. Any decision to declare and pay dividends in the future will be made at the sole discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant. Because we are a holding company and have no direct operations, we will only be able to pay dividends from funds we receive from our subsidiaries. In addition, our ability to pay dividends is limited by covenants in our existing indebtedness and may be limited by the agreements governing any indebtedness we or our subsidiaries may incur in the future.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Recent Sale of Unregistered Securities and Use of Proceeds
None.
Stock Performance Graph
This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act.
The following graph shows a comparison of the cumulative total return for our Class A common stock, the Standard & Poor’s (“S&P”) 500 Index and the S&P IT Consulting and Other Services Index. The graph assumes that $100 was invested (with reinvestment of all dividends) at the market close on June 11, 2021, the date our common stock began trading on the Nasdaq, in our Class A common stock, the S&P 500 Index and the S&P IT Consulting and Other Services Index. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Part II, Item 8 of this Annual Report. In addition to historical data, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in our forward-looking statements as a result of various factors, including but not limited to those discussed under “Cautionary Note Regarding Forward-Looking Statements” and disclosed or referenced in Part I, Item 1A “Risk Factors” in this Annual Report. The following discussion and analysis also includes a discussion of certain non-GAAP financial measures. For a description and reconciliation of the non-GAAP measures discussed in this section, see “—Non-GAAP Financial Measures” below.
This Annual Report includes certain historical consolidated financial and other data for TaskUs, Inc. (“we,” “us,” “our” or the “Company”). The following discussion provides a narrative of our financial condition and results of operations for the fiscal year ended December 31, 2021 compared to the fiscal year ended December 31, 2020. A discussion regarding our financial condition and results of operations for the fiscal year ended December 31, 2020 compared to the fiscal year ended December 31, 2019 can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our prospectus dated October 20, 2021 as filed with the SEC on October 22, 2021, which is incorporated herein by reference.
Overview
We provide digital outsourced services, focused on serving high-growth technology companies to represent, protect and grow their brands. As of December 31, 2021, we served over 100 clients across industry segments within the Digital Economy, including e-commerce, FinTech, food delivery and ride sharing, gaming, HiTech, HealthTech, social media and streaming media.
Our global, omni-channel delivery model is focused on providing our clients three key services – Digital Customer Experience (“Digital CX”), Content Security and Artificial Intelligence (“AI”) Operations. 95% of our revenue for the year ended December 31, 2021 was delivered from non-voice, digital channels or omni-channel services. Non-voice channels allow us to utilize resources efficiently, thereby driving higher profitability.
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
Business Highlights
We nearly doubled our 2020 revenue growth rate during the year ended December 31, 2021, as we transitioned to operating as a public company in a primarily virtual environment. We added 41 new clients in 2021, achieving a 49% new client win rate, and 69 current clients signed new statements of work with us.
Recent Financial Highlights
For the year ended December 31, 2021, we recorded service revenue of $760.7 million, or a 59.1% increase from $478.0 million for the year ended December 31, 2020.
For the year ended December 31, 2021, we recorded a net loss of $(58.7) million, or a (270.0)% decrease from net income of $34.5 million for the year ended December 31, 2020. This decrease included expenses related to the one-time phantom shares bonuses and non-recurring teammate bonuses associated with the initial public offering ("IPO") of $133.7 million and non-cash stock-based compensation expense which we began recognizing upon our IPO. Adjusted Net Income for the year ended December 31, 2021 increased 86.5% to $129.4 million from $69.4 million for the year ended December 31, 2020. Adjusted EBITDA for the year ended December 31, 2021 increased 75.8% to $187.9 million from $106.9 million for the year ended December 31, 2020.
The operating results in any period are not necessarily indicative of the results that may be expected for any future period.
2021 Developments
Initial Public Offering
On June 11, 2021, our Class A common stock began trading on the Nasdaq. Upon closing the IPO on June 15, 2021, we issued and sold 5,553,154 shares of Class A common stock (the “primary” offering) and certain selling stockholders sold

9,626,846 outstanding shares (the “secondary” offering), including shares sold by the selling stockholders pursuant to the underwriters’ full exercise of their option to purchase additional shares, at a public offering price of $23 per share. We received net proceeds of $120.7 million after deducting underwriting discounts and commissions, but before deducting offering expenses. We used the proceeds from the issuance, together with cash on hand, to satisfy payments of approximately $127.5 million in respect of vested phantom shares.
As a result of becoming a public company, we incur additional costs related to audit, legal, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums and investor relations costs associated with being a public company.
Amendment and Restatement of Certificate of Incorporation
Prior to the completion of the IPO, we amended and restated our certificate of incorporation to effect a ten-for-one forward stock split of our outstanding common stock and authorized three classes of ownership interests: (i) 250,000,000 shares of preferred stock, par value $0.01 per share; (ii) 2,500,000,000 shares of Class A common stock, par value $0.01 per share; and (iii) 250,000,000 shares of Class B common stock, par value $0.01 per share. After giving effect to the ten-for-one stock split, all then outstanding shares of common stock were reclassified into an equal number of shares of Class B common stock.
Equity Incentive Plans
At the IPO date, we concluded that our IPO represented a qualifying liquidity event that would cause the performance conditions of stock options issued under our 2019 Stock Incentive Plan to be probable of occurring. As such, we started to recognize stock-based compensation expense in relation to the stock options issued under the 2019 Stock Incentive Plan.
In connection with the IPO, we adopted the 2021 Omnibus Incentive Plan, which became effective on the date our registration statement was declared effective. Under the 2021 Omnibus Incentive Plan, we granted time-based restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), and time-based stock options, in each case relating to shares of our Class A common stock.
For additional information, see Note 9, “Employee Compensation” in the Notes to Consolidated Financial Statements of this Annual Report.
Trends and Factors Affecting our Performance
There are a number of key factors and trends affecting our results of operations.
Growing with our current clients
As of December 31, 2021, we served over 100 of the world’s leading technology companies. In addition, over 99% of our revenues in 2021 were from recurring revenue contracts. As our clients grow in size and the complexity of their outsourcing needs increases, we believe we have an opportunity to increase the addressable spend available to TaskUs through enhanced penetration of current services as well as cross-selling new services. In 2021, 69 current clients signed new statements of work with us.
New client wins
We are well positioned within multi-billion dollar commercial markets with substantial addressable spend opportunities where we focus on culturally aligned, agile companies that plan to scale rapidly. Our world-class sales team is organized around new-economy industry verticals such as Entertainment + Gaming, FinTech, HealthTech, HiTech, On Demand Travel + Transportation, Retail + e-Commerce and Social Media. We identify emerging industry and funding trends to engage early and work with future market leaders and enterprise-class clients. We added 41 new clients in 2021, and we achieved a 49% new client win rate for every dollar of new client opportunities we pursued.
Expanded service offerings
We closely watch trends in the start-up and venture capital space, working with founders and investors to develop custom service offerings. This approach has earned us the opportunity to support some of the fastest growing companies in history, often before anyone else. In Content Security we responded to the rise of NFTs by rolling out a service focused on securing the marketplaces or games where these digital assets are bought and sold. This leverages our existing capabilities and brings an adjacent offering to the market.
Expanding geographically
Global presence and multilingual capabilities are of increasing importance to our multinational clients and potential clients. New geographies mean new languages and/or capabilities to offer to our clients and increasing opportunities to win new business. We have expanded our presence from 18 sites in eight countries as of December 31, 2020 to 23 sites in ten countries as of December 31, 2021, including two countries where operations are expected to start in 2022. In October 2019, we entered the India market with our first site in Indore, where we had approximately 6,000 employees as of December 31, 2021. We plan to continue expanding our geographic footprint to drive growth with both existing and new clients, which may result in one-time costs that may impact profitability. Additionally, as we enter new geographies and make new capabilities available, clients may elect to move current work with TaskUs in one geography to another geography to optimize cost or to provide additional business continuity to their operations. These changes in geographic mix may result in fluctuations in revenue and cost of service which are driven by the geography in which the work is being performed. These fluctuations are in line with our business model, which aims to deliver service out of the optimal geography for our clients. This allows us to serve our clients better in the long-term in most cases and deepens our relationship as we tend to grow and operate over multiple geographies contemporaneously with our larger clients over time as they grow. These fluctuations might be especially noticeable in a particular service line or geography on a period over period basis.
Hiring and retention of employees
In order to efficiently and effectively provide services to our clients, we must be able to quickly hire, train and retain employees. We offer our employees competitive wages with annual increases and also invest in their well-being. Our employee benefits and employee engagement costs may vary from period to period based on employee participation. We seek to retain sufficient employees to serve our clients’ increasing business needs and position ourselves for growth. We believe our focus on employee culture leads to lower employee attrition levels. Apart from driving our high client satisfaction and retention metrics, lower employee attrition leads to lower hiring and training costs and higher employee productivity. The voluntary attrition rate for employees who were employed by TaskUs for more than 180 days was 15.3% for the year ended December 31, 2021.
Foreign currency fluctuations
We are subject to foreign currency exposure, primarily related to costs from the international locations in which we have operations. In order to mitigate this exposure, we enter into foreign currency exchange rate forward contracts for the larger geographies in which we operate to reduce the volatility of forecasted cash flows denominated in foreign currencies.
COVID-19
The COVID-19 pandemic has evolved from its emergence in early 2020, and so has its global impact. Many countries have reacted by instituting or re-instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential businesses. Such actions created disruption in global supply chains, increased rates of unemployment and adversely impacted many industries. The outbreak could have a continued adverse impact on economic and market conditions, and the full extent of the impact and effects of the COVID-19 pandemic will depend on future developments, including, among other factors, the duration and spread of the outbreak, including new strains and variants of the virus, and the success and impact of vaccination programs and mandates, along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions and wage increases, the impact of government interventions, and uncertainty with respect to longer term global macro-economic effects. We continue to closely monitor the outbreak and the impact on our operations and liquidity. As events continue to evolve and additional information becomes available, our estimates may change materially in the future.
Operational Enablement
In early March 2020, in response to the COVID-19 pandemic, we implemented a virtual operating model, enabling over 90% of our frontline employees to work virtually soon after the commencement of lockdowns to protect the health and safety of our employees, and ensure continued service for our clients.
As part of our swift transition to a virtual operating model during the outbreak, we continued to pay employees who were unable to work due to logistical and technical hurdles or due to illness in order to maintain the health and financial well-being of our employees. We also made certain payments to employees as incentive to quickly adapt to the virtual model, which allowed us to maintain employee productivity. In total, we incurred costs of $0.5 million related to leave payments for the year ended December 31, 2021 and $2.0 million related to incentive and leave payments for the year ended December 31, 2020.
Similarly, as part of the transition to working virtually, we made additional investments in our employees in the form of internet and Wi-Fi connectivity to their homes as well as hotel and shuttle costs for employees who were displaced by the pandemic. We incurred approximately $4.8 million of operational enablement related investments during the year ended December 31, 2020.
In September 2021, we announced the continuation of our company-wide work from home policy through the first quarter of 2022. However, where there have been specific client requirements to return to our facilities and, where it has been safe to do so, we have begun transitioning some of our employees back to the office. We continued to incur approximately $5.6 million of operational enablement costs during the year ended December 31, 2021. As of December 31, 2021, approximately 90% of our frontline employees have continued to work virtually.

Revenue and Sales Generation
While we initially saw a reduction in spend from some clients, our strong market position within our industry verticals as well as our operational agility enabled us to act as a key partner. As a result, we ultimately delivered strong sales performance across new and existing clients, with revenue of $760.7 million for the year ended December 31, 2021, which was an increase of 59.1% compared to our revenue of $478.0 million for the year ended December 31, 2020.
Cash and Cost Management
On March 27, 2020, in the United States, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss (“NOL”) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021 and the deferral of employer taxes. We chose to avail ourselves of these CARES Act provisions for NOL carryovers and carrybacks and the deferral of employer taxes. We have carried back net operating losses resulting in an expected benefit of approximately $5.2 million. During the year ended December 31, 2020, we deferred $5.3 million of employer taxes.
In March 2020, we also drew $39.9 million in our revolving line of credit as a liquidity precaution due to the uncertainty to our business and our clients’ businesses as a result of the COVID-19 pandemic. However, we were able to meet our liquidity needs with cash generated from operations and the funds that were drawn from the revolving credit line were not needed. We believe these actions have appropriately prepared us to respond to continued uncertainty, and we do not have significant liquidity or operational concerns. As of December 31, 2021, we had $63.6 million of cash and $50.1 million of borrowing availability under the revolving line of credit. We continue to closely monitor the outbreak and the impact on our operations and liquidity.
In addition, we conducted a comprehensive review of our cost structure in order to build efficiencies across functions and implemented robust working capital controls to maintain cash conversion and compliance with covenants. Throughout the year ended December 31, 2020 we incurred certain costs as a result of our cash and cost management decisions. We terminated leases for two of our U.S. sites during the second half of 2020, for which we incurred $1.8 million of termination costs. Certain cost optimizing measures to consolidate and transition some support functions in lower-cost geographies resulted in $2.6 million of severance costs for the year. We believe our active cash and cost management decisions will have long-term benefits to the goal of enabling our future growth and profitability.
As a result of the unpredictable and evolving impact of the pandemic and measures being taken around the world to combat its spread, the timing and trajectory of the recovery remain unclear at this time, and the adverse impact of the pandemic on our operations could be material. See Part I, Item IA “Risk Factors—Risks Related to Our Business and Industry—The ongoing COVID-19 pandemic, including the resulting global economic uncertainty and measures taken in response to the pandemic, has adversely impacted our business, financial condition and results of operations.”
Key Components of Our Results of Operations
Service Revenue
We derive revenues from the following three service offerings:
•Digital Customer Experience: Principally consists of omni-channel customer care services primarily delivered through digital (non-voice) channels. Other solutions include customer care services for new product or market launches, trust & safety solutions and customer acquisition solutions.
•Content Security: Principally consists of review and disposition of user and advertiser generated content for purposes which include removal or labeling of policy violating, offensive or misleading content. We are developing and enforcing Content Security policies in several areas including intellectual property, job and commerce postings, objectionable material, political advertising, as well as services related to the rise of NFTs, digital marketplaces and gaming platforms.
•AI Operations: Principally consists of data labeling, annotation and transcription services performed for the purpose of training and tuning AI algorithms through the process of machine learning.
As these services are delivered, we bill our clients on either time-and-materials, cost-plus, unit-priced, fixed-price, or outcome oriented basis. Service revenue from time-and-materials or cost-plus contracts is recognized as the services are performed. Service revenue from unit-priced contracts is recognized monthly as transactions are processed based on objective measures of output. Service revenue from fixed-price contracts is recognized monthly as service revenue is earned and obligations are fulfilled. Service revenue from outcome oriented contracts is recognized when it is reasonably certain that the desired outcome has been achieved.

Operating Expenses
Cost of Services
Cost of services consists primarily of costs related to delivery of services, and consists primarily of personnel costs like salaries and wages, employee welfare, employee engagement, recruiting, professional development and stock-based compensation expense. Additionally, cost of services includes expenses related to sites and technology costs that can be directly attributed to the delivery of services.
Selling, General, and Administrative
Selling expenses consist of personnel costs, travel expenses, and other expenses for our client services, sales and marketing teams. Additionally, it includes costs of marketing and promotional events, corporate communications, and other brand-building activities.
General and administrative expenses consist of personnel costs and related expenses for technology, human resources, legal, finance, global shared services, and executives including, professional fees; insurance premiums, cloud-based capabilities and other corporate expenses.
Depreciation
Depreciation is computed on the straight-line basis over the estimated useful life of our property and equipment assets, generally three to five years or, for leasehold improvements, over the term of the lease, whichever is shorter.
Amortization of Intangible Assets
Amortization of intangible assets relates to our client relationship and trade name intangibles, which are amortized over their useful lives using the straight-line method, which reflects the pattern of benefit, and assumes no residual value.
Other Expense (Income)
Other expense (income) primarily consists of gains and losses resulting from changes in the fair value of the foreign currency exchange rate forward contracts that we are party to. Our forward contracts are not designated as hedging instruments. Other income also includes gains and losses resulting from the remeasurement of U.S.-denominated accounts to foreign currency and interest income.
Financing Expenses
Financing expenses primarily consist of interest expenses related to our term loan and revolving credit facility in addition to commitment fees related to the undrawn delayed draw loan and revolver borrowings.
Provision for (Benefit From) Income Taxes
Provision for (benefit from) income taxes consists primarily of income taxes related to U.S. federal and state income taxes and income taxes in foreign jurisdictions in which we conduct business.

Results of Operations
Comparison of the Years Ended December 31, 2021 and 2020
The following table sets forth our consolidated statement of income information for the years ended December 31, 2021 and 2020:

	Year ended December 31,		Period over Period Change
(in thousands)	2021	2020	($)	(%)
Service revenue	$760,703	$478,046	$282,657	59.1%
Operating expenses:
Cost of services	431,736	270,510	161,226	59.6%
Selling, general, and administrative expense	335,312	113,519	221,793	195.4%
Depreciation	29,038	20,155	8,883	44.1%
Amortization of intangible assets	18,847	18,847	—	—%
Loss on disposal of assets	52	1,116	(1,064)	(95.3)%
Contingent consideration	—	3,570	(3,570)	(100.0)%
Total operating expenses	814,985	427,717	387,268	90.5%
Operating income (loss)	(54,282)	50,329	(104,611)	(207.9)%
Other expense (income)	177	(1,572)	1,749	(111.3)%
Financing expenses	6,504	7,482	(978)	(13.1)%
Income (loss) before income taxes	(60,963)	44,419	(105,382)	(237.2)%
Provision for (benefit from) income taxes	(2,265)	9,886	(12,151)	(122.9)%
Net income (loss)	$(58,698)	$34,533	$(93,231)	(270.0)%
Service revenue
Service revenue for the years ended December 31, 2021 and 2020 was $760.7 million and $478.0 million, respectively. Service revenue for the year ended December 31, 2021 increased by $282.7 million or 59.1% when compared to the year ended December 31, 2020.
Service revenues by service offering
The following table presents the breakdown of our service revenue by service offering for each period:

	Year ended December 31,		Period over Period Change
(in thousands)	2021	2020	($)	(%)
Digital Customer Experience	$486,679	$300,424	$186,255	62.0%
Content Security	169,080	127,657	41,423	32.4%
AI Operations	104,944	49,965	54,979	110.0%
Service revenue	$760,703	$478,046	$282,657	59.1%
The year over year growth in Digital Customer Experience, AI Operations and Content Security contributed 38.9%, 11.5% and 8.7%, respectively, of the total increase of 59.1% for the year ended December 31, 2021. The 62.0% growth in Digital Customer Experience was primarily driven by an increase in volume of services to our existing customers and new customer wins. The 32.4% growth in Content Security was primarily driven by an increase in volume of services to our existing customers. The 110.0% growth in AI Operations was driven by an increase in volume of services to our existing customers and new customer wins.

Service revenues by delivery geography
The majority of our service revenues are derived from contracts with clients who are either located in the United States, or with clients who are located outside of the United States but whereby the contract specifies payment in United States Dollars. However, we deliver our services from multiple locations around the world.
The following table presents the breakdown of our service revenue by geographical location, based on where the services are provided:

	Year ended December 31,		Period over Period Change
(in thousands)	2021	2020	($)	(%)
Philippines	$402,340	$267,687	$134,653	50.3%
United States	246,642	171,476	75,166	43.8%
Rest of World	111,721	38,883	72,838	187.3%
Service revenue	$760,703	$478,046	$282,657	59.1%
Revenue generated from services provided from our delivery sites in the Philippines grew from expansion in all three of our service offerings, Digital Customer Experience, Content Security and AI Operations, which contributed 29.7%, 12.8% and 7.8% of the total increase of 50.3% in the Philippines, respectively.
Revenue generated from services provided from our delivery sites in the United States grew from expansion in two of our service offerings, Digital Customer Experience and AI Operations, which contributed 36.7% and 12.7% of the total increase of 43.8% in the United States, respectively, partially offset by a 5.6% decrease contributed by Content Security due to the shift in revenues to the Philippines and Rest of World.
Revenues generated from services provided from our delivery sites in the Rest of World grew primarily from expansion in all three of our service offerings in India and Mexico.
Operating Expenses
Cost of Services
Cost of services for the years ended December 31, 2021 and 2020 was $431.7 million and $270.5 million, respectively. Cost of services for the year ended December 31, 2021 increased by $161.2 million, or 59.6%, when compared to the year ended December 31, 2020. The increase was primarily driven by higher personnel costs of $143.7 million related to an increase in headcount to meet the demand in services from our customers. The remaining increase included site expansions to support revenue growth, operational enablement costs incurred in response to the COVID pandemic and costs associated with our gradual return to office.
Selling, general, and administrative expense

Selling, general, and administrative expense for the years ended December 31, 2021 and 2020 was $335.3 million and $113.5 million, respectively. Selling, general, and administrative expense for the year ended December 31, 2021 increased by $221.8 million, or 195.4%, when compared to the year ended December 31, 2020. The increase was primarily driven by higher personnel costs of $207.6 million due primarily to expenses related to the one-time phantom shares bonuses and non-recurring teammate bonuses associated with the IPO of $133.7 million, as well as stock-based compensation expense for equity-classified awards of $44.9 million, and increased costs across functions in support of our growth in revenue and public company requirements. The remaining increase included professional fees of $10.5 million due primarily to third parties who were engaged to assist with public offerings and public company requirements, investment in digital initiatives and higher insurance expense, partially offset by lease termination charges and severance incurred during the year ended December 31, 2020. We expect our stock-based compensation expense for equity-classified awards to increase in future periods as we recognize expense for the full periods, as well as any future grants.
Depreciation
Depreciation for the years ended December 31, 2021 and 2020 was $29.0 million and $20.2 million, respectively. The increase in depreciation is a result of capital expenditures for additional technology and computers in support of our company-wide work-from-home policy, as well as leasehold improvements associated with site expansions to support revenue growth.
Amortization of intangible assets
Amortization of intangible assets for the years ended December 31, 2021 and 2020 was $18.8 million. Amortization can be attributed to the recognition of client relationship and trade name intangible assets recognized in connection with the October

2018 transaction in which we were formed by affiliates of Blackstone as a vehicle for the acquisition of TaskUs Holdings, Inc. that are being amortized on a straight-line basis.
Loss on disposal of assets
We recognized losses from disposal of assets during the years ended December 31, 2021 and 2020 of $0.1 million and $1.1 million, respectively. The loss recognized for the year ended December 31, 2020 related primarily to the closing of our Santa Monica Headquarters and San Antonio office locations.
Contingent consideration
We recognized expense related to the increase in the value of a contingent consideration liability of $3.6 million for cash payments due to the sellers in the Blackstone Acquisition as a result of tax benefits that became receivable by the Company during the year ended December 31, 2020. See Note 13, “Related Party” in the Notes to Consolidated Financial Statements included in this Annual Report for additional information.
Other expense (income)
Other expense (income) for the years ended December 31, 2021 and 2020 was $0.2 million and $(1.6) million, respectively. Changes in other expense (income) are primarily driven by our exposure to foreign currency exchange risk resulting from our operations in foreign geographies, primarily the Philippines, offset by economic hedges using foreign currency exchange rate forward contracts.
Financing expense
Financing expense for the years ended December 31, 2021 and 2020 was $6.5 million and $7.5 million, respectively. The decrease in financing expense is primarily driven by the decrease in the rate of LIBOR used to calculate the interest rate of the term loan. See “—Liquidity and Capital Resources—Indebtedness—2019 Credit Agreement” for additional discussion on term loan.
Provision for (benefit from) income taxes
Provision for (benefit from) income taxes for the years ended December 31, 2021 and 2020 was $(2.3) million and $9.9 million, respectively. Our effective tax rate for the years ended December 31, 2021 and 2020 was 3.7% and 22.3%, respectively. There are certain items included within the provision for (benefit from) income taxes calculation which are directly related to the IPO and not expected to recur in future periods, including certain phantom shares bonuses and equity awards made to officers which are not deductible under Section 162(m) of the Internal Revenue Code. Additionally, there are costs related to the issuance of stock-based compensation included within the provision for (benefit from) income taxes calculation. If those costs directly related to the IPO and stock-based compensation expense are removed, the provision for income taxes would have been $23.0 million and the effective tax rate would have been 20.0% for the year ended December 31, 2021.
Revenue by Top Clients
The table below sets forth the percentage of our total service revenues derived from our largest clients for the years ended December 31, 2021 and 2020:

	Year ended December 31,
	2021	2020
Top ten clients	62%	68%
Top twenty clients	76%	81%
Our clients are part of the rapidly growing Digital Economy and they rely on our suite of digital solutions to drive their continued success. For our existing clients, we benefit from our ability to grow as they grow and to cross sell new solutions, further deepening our entrenchment.
For the years ended December 31, 2021 and 2020, we generated 27% and 32%, respectively, of our service revenue from Meta, formerly known as Facebook, our largest client, and we generated 11% and 12%, respectively, of our service revenue from our second largest client, DoorDash.
We continue to identify and target high growth industry verticals and clients. Our strategy is to acquire new clients and further grow with our existing ones in order to achieve meaningful client and revenue diversification over time.

Foreign Currency
As a global company, we face exposure to movements in foreign currency exchange rates. Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenue, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into U.S. Dollars. See Item 7A., “Quantitative and Qualitative Disclosures About Market Risk” for additional information on how foreign currency impacts our financial results.
Key Operational Metrics
We regularly monitor the below operating metrics in order to measure our current performance and estimate our future performance:

	Year ended December 31,
	2021	2020
Headcount (approx. at period end)(1)	40,100	23,600
Net revenue retention rate(2)	141%	117%
(1)“Headcount” refers to TaskUs employees as of the end of a given measurement period.
(2)“Net revenue retention rate” is an important metric we calculate annually to measure the retention and growth in the use of our services by our existing clients. Our net revenue retention rate as of a given fiscal year is calculated using a measurement period consisting of the two consecutive fiscal years ending with and including the most recent applicable fiscal year. Next, we define our “base cohort” as the population of clients that were using our services during the entire 12-month period of the first year of the measurement period. Net revenue retention rate is calculated as the quotient obtained by dividing (a) the revenue generated by the base cohort in the second year of measurement by (b) the revenue generated by the base cohort in the first year of measurement. Net revenue retention rate for the year ended December 31, 2020 was impacted by the COVID-19 pandemic which resulted in a reduction in volumes for certain clients in the ride sharing and self-driving autonomous vehicle markets who experienced a decline in their end customer volumes, which were significantly impacted by the lockdown restrictions globally. Normalizing for the decline in volume from the ride sharing and self-driving autonomous vehicle markets, net revenue retention rate in 2020 would have been approximately 126%. We expect the uncertainty related to these markets to continue throughout the duration of the COVID-19 pandemic.
Non-GAAP Financial Measures
We use Adjusted Net Income, Adjusted Earnings Per Share (“EPS”), EBITDA and Adjusted EBITDA as key profitability measures to assess the performance of our business. We believe these measures help illustrate underlying trends in TaskUs’ business and use the measures to establish budgets and operational goals, communicate internally and externally, for managing TaskUs’ business and evaluating its performance. We also believe these measures help investors compare TaskUs’ operating performance with its results in prior periods.
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
Adjusted Net Income
Adjusted Net Income is a non-GAAP profitability measure that represents net income or loss for the period before the impact of amortization of intangible assets and certain items that are considered to hinder comparison of the performance of our businesses on a period-over-period basis or with other businesses. During the periods presented, we exclude from Adjusted Net Income amortization of intangible assets, offering costs, the effect of foreign currency gains and losses, losses on disposals of assets, COVID-19 related expenses, severance costs, lease termination costs, natural disaster costs, contingent consideration, one-time payments associated with the IPO, stock-based compensation expense and employer payroll tax associated with equity-classified awards and the related effect on income taxes of certain pre-tax adjustments, which include costs that are required to be expensed in accordance with GAAP. Our management believes that the inclusion of supplementary adjustments to net income (loss) applied in presenting Adjusted Net Income are appropriate to provide additional information to investors about certain material non-cash items and about unusual items that we do not expect to continue at the same level in the future.

The following table reconciles net income, the most directly comparable GAAP measure, to Adjusted Net Income for the years ended December 31, 2021 and 2020:

	Year ended December 31,		Period over Period Change
(in thousands, except %)	2021	2020	($)	(%)
Net income	$(58,698)	$34,533	$(93,231)	(270.0)%
Amortization of intangible assets	18,847	18,847	—	—%
Offering costs(1)	6,969	896	6,073	677.8%
Foreign currency losses (gains)(2)	809	(1,511)	2,320	(153.5)%
Loss on disposal of assets	52	1,116	(1,064)	(95.3)%
COVID-19 related expenses(3)	6,105	7,541	(1,436)	(19.0)%
Severance costs(4)	—	2,557	(2,557)	(100.0)%
Lease termination costs(5)	—	1,815	(1,815)	(100.0)%
Natural disaster costs(6)	442	—	442	100.0%
Contingent consideration	—	3,570	(3,570)	(100.0)%
Phantom shares bonus(7)	129,362	—	129,362	100.0%
Teammate IPO bonus(8)	4,361	—	4,361	100.0%
Stock-based compensation expense(9)	46,384	—	46,384	100.0%
Tax impacts of adjustments(10)	(25,244)	—	(25,244)	(100.0)%
Adjusted Net Income	$129,389	$69,364	$60,025	86.5%
Net Income Margin(11)	(7.7)%	7.2%
Adjusted Net Income Margin(11)	17.0%	14.5%

(1)	Represents non-recurring professional service fees related to the preparation for public offerings that have been expensed during the period.
(2)	Realized and unrealized foreign currency losses (gains) include the effect of fair market value changes of forward contracts and remeasurement of U.S. dollar-denominated accounts to foreign currency.
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

(8)	Represents expense for non-recurring bonus payments to certain employees in connection with the completion of the IPO.
(9)	Represents stock-based compensation expense associated with equity-classified awards, as well as associated payroll tax.
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

The following table reconciles GAAP diluted EPS, the most directly comparable GAAP measure, to Adjusted EPS for the years ended December 31, 2021 and 2020:

	Year ended December 31,
	2021	2020
GAAP diluted EPS	$(0.62)	$0.38
Per share adjustments to net income (loss)(1)	1.98	0.38
Per share adjustments for GAAP anti-dilutive shares(2)	(0.10)	—
Adjusted EPS	$1.26	$0.76

Weighted-average common stock outstanding – diluted	94,832,137	91,737,020
GAAP anti-dilutive shares(2)	7,476,384	—
Adjusted weighted-average shares outstanding	102,308,521	91,737,020

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
Adjusted EBITDA is a non-GAAP profitability measure that represents EBITDA before certain items that are considered to hinder comparison of the performance of our businesses on a period-over-period basis or with other businesses. During the periods presented, we exclude from Adjusted EBITDA offering costs, the effect of foreign currency gains and losses, losses on disposals of assets, COVID-19 related expenses, severance costs, lease termination costs, natural disaster costs, contingent consideration, one-time payments associated with the IPO and stock-based compensation expense and employer payroll tax associated with equity-classified awards, which include costs that are required to be expensed in accordance with GAAP. Our management believes that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors about certain material non-cash items and about unusual items that we do not expect to continue at the same level in the future.

The following table reconciles net income, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the years ended December 31, 2021 and 2020:

	Year ended December 31,		Period over Period Change
(in thousands, except %)	2021	2020	($)	(%)
Net income	$(58,698)	$34,533	(93,231)	(270.0)%
Provision for (benefit from) income taxes	(2,265)	9,886	(12,151)	(122.9)%
Financing expenses	6,504	7,482	(978)	(13.1)%
Depreciation	29,038	20,155	8,883	44.1%
Amortization of intangible assets	18,847	18,847	—	—%
EBITDA	(6,574)	90,903	(97,477)	(107.2)%
Offering costs(1)	6,969	896	6,073	677.8%
Foreign currency losses (gains)(2)	809	(1,511)	2,320	(153.5)%
Loss on disposals of assets	52	1,116	(1,064)	(95.3)%
COVID-19 related expenses(3)	6,105	7,541	(1,436)	(19.0)%
Severance costs(4)	—	2,557	(2,557)	(100.0)%
Lease termination costs(5)	—	1,815	(1,815)	(100.0)%
Natural disaster costs(6)	442	—	442	100.0%
Contingent consideration	—	3,570	(3,570)	(100.0)%
Phantom shares bonus(7)	129,362	—	129,362	100.0%
Teammate IPO bonus(8)	4,361	—	4,361	100.0%
Stock-based compensation expense(9)	46,384	—	46,384	100.0%
Adjusted EBITDA	$187,910	$106,887	$81,023	75.8%
Net Income Margin(10)	(7.7)%	7.2%
Adjusted EBITDA Margin(10)	24.7%	22.4%

(1)	Represents non-recurring professional service fees related to the preparation for public offerings that have been expensed during the period.
(2)	Realized and unrealized foreign currency losses (gains) include the effect of fair market value changes of forward contracts and remeasurement of U.S. dollar-denominated accounts to foreign currency.
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

(8)	Represents expense for non-recurring bonus payments to certain employees in connection with the completion of the IPO.
(9)	Represents stock-based compensation expense associated with equity-classified awards, as well as associated payroll tax.
(10)	Net Income (Loss) Margin represents net income (loss) divided by service revenue and Adjusted EBITDA Margin represents Adjusted EBITDA divided by service revenue.
Liquidity and Capital Resources
As of December 31, 2021, our principal sources of liquidity were cash and cash equivalents totaling $63.6 million, which were held for working capital purposes, as well as the available balance of our 2019 Credit Facilities, described further below. Historically, we have made investments in supporting the growth of our business, which were enabled in part by our positive cash flows from operations. We expect to continue to make similar investments in the future.
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
Indebtedness
As of December 31, 2021, our total indebtedness, net of debt financing fees was $238.4 million, including outstanding borrowings under our Revolving Credit Facility (as defined below) of $39.9 million.
2019 Credit Agreement
On September 25, 2019, we entered into a credit agreement (the “2019 Credit Agreement”) that included a $210 million term loan (the “Term Loan Facility”) and a $40 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “2019 Credit Facilities”). On April 30, 2021, we entered into Amendment No. 1 to the 2019 Credit Agreement with the existing lenders providing for $50.0 million incremental revolving credit commitments on the same terms as our existing revolving credit facility. The Revolving Credit Facility includes a letter of credit sub-facility of up to $15.0 million, and the 2019 Credit Facilities include an uncommitted incremental facility, which, subject to certain conditions, would provide for additional term loan facilities, an increase in commitments under the Term Loan Facility and/or an increase in commitments under the Revolving Credit Facility, in an aggregate amount of up to $75.0 million (which may increase based on consolidated EBITDA (as defined in the 2019 Credit Agreement)) plus additional amounts based on achievement of a certain consolidated total net leverage ratio.
Our borrowings under the 2019 Credit Facilities bear interest, at our option, at a rate of either (a) a Eurocurrency Rate, defined as LIBOR, subject to a 0.00% floor, plus 2.25% per annum or (b) a Base Rate, defined as the greatest of (i) the prime rate, (ii) the federal funds rate plus one half of 1.00% and (iii) the sum of one-month LIBOR plus 1.00%, subject to a floor of 1.00%, plus 1.25% per annum, and in each case subject to certain adjustments and exceptions. We have elected to pay interest on our borrowings under the 2019 Credit Facilities based on the Eurocurrency Rate, except that any borrowings under the swing line provided for in the 2019 Credit Agreement will be subject to the Base Rate.
The Term Loan Facility matures on September 25, 2024 and requires quarterly principal payments of 0.25% of the original principal amount per quarter through September 30, 2020, 0.625% of the original principal amount through September 30, 2021, 1.25% of the original principal amount through September 30, 2022, 1.875% of the original principal amount through September 30, 2023 and 2.50% of the original principal amount thereafter, with any remaining principal due in a lump sum at the maturity date. Borrowings under the Revolving Credit Facility are subject to the same interest rate as the Term Loan Facility, with the exception of the swing line borrowings which are always subject to the Base Rate. As of December 31, 2021, $200.0 million was outstanding under the Term Loan Facility. The interest rate in effect for the Term Loan Facility was 2.35% as of December 31, 2021.
The Revolving Credit Facility matures on September 25, 2024 and requires a commitment fee of 0.4% of undrawn commitments also to be paid quarterly in arrears. As of December 31, 2021, the interest rate in effect was 2.35% on $39.9 million of outstanding borrowings under the Revolving Credit Facility. As of December 31, 2021, we had $50.1 million of borrowing availability under the Revolving Credit Facility.

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
See Note 7, “Long-Term Debt” in the Notes to Consolidated Financial Statements included in this Annual Report for additional information regarding our debt.
Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated:

	Year ended December 31,
(in thousands)	2021	2020
Net cash provided by (used in) operating activities	$(32,674)	$58,873
Net cash used in investing activities	(59,363)	(28,883)
Net cash provided by financing activities	54,390	36,990
Operating Activities
Net cash used in operating activities for the year ended December 31, 2021 was $32.7 million compared to net cash provided by operating activities of $58.9 million for the year ended December 31, 2020. Net cash used in operating activities for the year ended December 31, 2021 reflects the net loss of $58.7 million, which includes the one-time phantom shares bonuses, as well as changes in operating assets and liabilities of $62.8 million, primarily driven by an increase in accounts receivable of $76.2 million. These changes were partially offset by the add back for non-cash charges totaling $88.8 million, primarily driven by $46.2 million in stock-based compensation expense, $29.0 million of depreciation and $18.8 million of amortization of intangible assets, partially offset by deferred taxes of $11.5 million. Net cash provided by operating activities for the year ended December 31, 2020 reflects net income of $34.5 million and the add back for non-cash charges totaling $36.4 million, primarily driven by $20.1 million of depreciation and $18.8 million of amortization of intangible assets. These changes were partially offset by changes in operating assets and liabilities of $12.0 million, primarily driven by an increase in accounts receivable of $32.0 million.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2021 was $59.4 million compared to net cash used in investing activities of $28.9 million for the year ended December 31, 2020. The increase in net cash used from investing activities was primarily driven by investments in technology and computers as well as build-out costs associated with site expansions to support revenue growth.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2021 was $54.4 million compared to net cash provided by financing activities of $37.0 million for the year ended December 31, 2020. Net cash provided by financing activities for the year ended December 31, 2021 consisted of proceeds from the IPO, net of underwriters’ fees, partially offset by distribution of dividends, payments on long-term debt, payments for offering costs and payments for taxes related to net share settlement. Net cash provided by financing activities for the year ended December 31, 2020 consisted of cash proceeds from our Revolving Credit Facility of $39.9 million.

Contractual Obligations
Our principal commitments consist of obligations for outstanding debt and leases for our office space. The following table summarizes our contractual obligations as of December 31, 2021:

	Payments Due by Period
(in thousands)	Total	Current	Noncurrent
Long-term debt obligations	$239,903	$51,691	$188,212
Operating lease obligations	52,925	14,036	38,889
Technology solution obligations	10,312	6,183	4,129
Total	$303,140	$71,910	$231,230
Technology solution obligations relate mainly to third-party cloud infrastructure agreements and subscription arrangements used to facilitate our operations at the enterprise level. If we fail to meet the minimum user or license commitment during any year, we are required to pay the difference.
In addition, in the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify clients, vendors and other business partners with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, services to be provided by us or from intellectual property infringement claims made by third parties. We have not included any such indemnification provisions in the contractual obligations table above. Historically, we have not experienced significant losses on these types of indemnification obligations.
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
Critical Accounting Policies and Estimates
Our consolidated financial statements and the related notes included elsewhere in this Annual Report are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, provision for income taxes, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Changes in accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
We believe that the following critical accounting policies involve a greater degree of judgment or complexity than our other accounting policies. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.
Revenue Recognition
We recognize revenue as services are performed and amounts are earned. Determining the method and amount of revenue to recognize requires us, at times, to make judgments and estimates. Specifically, we apply judgments in determining whether performance obligations are satisfied over-time and the method to measure progress towards completion. Additionally, the nature of our contracts gives rise to several types of variable consideration, including estimates on collectability, discounts, and client credits. Some contracts may include incentives or penalties related to costs incurred, benefits produced or adherence to schedules that may increase the variability in service revenues and margins earned on such contracts. Our estimates are monitored over the lives of our contracts and are based on an assessment of our anticipated performance, historical experience and other information available at the time.
Goodwill Impairment
Goodwill is the amount by which the cost of the acquired net assets in a business combination exceeds the fair value of the identifiable net assets on the date of purchase. Goodwill is not amortized.

We review goodwill for impairment annually on October 1, or more frequently when events or circumstances indicate goodwill may be impaired. We initially assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the estimated fair value of a reporting unit is less than its carrying amount (“Step 0”). If determined that it is more-likely-than-not the estimated fair value of a reporting unit is less than its carrying amount, a quantitative assessment is performed (“Step 1”). We have determined that we have a single reporting unit. Historically, the fair value of our reporting unit was estimated using a combination of the income approach, using a discounted cash flow methodology, and a market approach; the determination of discounted cash flows was based on our strategic plans and market conditions. Upon completion of the IPO, a public trading market for our common stock was established and, as a result, we consider our market capitalization (calculated as total common shares outstanding multiplied by the common equity price per share, as adjusted for a control premium factor, as necessary) to represent fair value. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered to be impaired. If the carrying amount of the reporting unit exceeds its fair value, an impairment charge is recorded in an amount equal to that excess, but not more than the carrying value of goodwill. Under FASB Topic ASC 350 Intangibles—Goodwill and Other, entities have an unconditional option to bypass the qualitative assessment described in the preceding sentences for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period.
As of October 1, 2021 and 2020, we opted to bypass the qualitative assessment under Step 0 and proceeded directly to performing a quantitative goodwill impairment test under Step 1. As a result of the quantitative assessment, we determined that the carrying value of the reporting unit did not exceed its fair value.
Stock-based Compensation
We account for our stock-based awards in accordance with provisions of ASC 718, Compensation—Stock Compensation (“ASC 718”). For equity awards, total compensation cost is based on the grant date fair value. For liability awards, total compensation cost is based on the fair value of the award on the date the award is granted and its remeasured value at each reporting date until its settlement.
Awards granted to employees contain service, performance and market conditions that affect vesting. We use the Black-Scholes model to determine the fair value of stock options with either solely service conditions or with a combination of service and performance conditions. The assumptions used in the Black-Scholes model, other than the fair value of our common stock, are estimated as follows:
•Expected term: Estimated based on the simplified method as we do not have adequate historical data.
•Risk-free interest rate: Based on the U.S. Treasury yield curve in effect at the time of grant.
•Expected volatility: Based on the historical stock price volatility of comparable publicly-traded companies in our peer group and the implied volatility of our assets and current leverage.
•Expected dividend yield: Zero percent, as we do not anticipate paying dividends on our common stock.
Prior to the IPO, we valued our options using a combination of Monte Carlo simulation and Black-Scholes model. A Monte Carlo simulation was first used to determine the number of options eligible for vesting, then a Black-Scholes model was used to estimate the value for the vested options given the simulated scenario, with the assumption that vested options will be exercised at the mid-point from the vesting date to its maturity date. Key assumptions in performing the option valuation include the expected time to liquidity event, total equity value, value per common share, the discount for lack of marketability to be applied to the common shares, and volatility of the common shares.
For unvested awards with performance conditions, we assess the probability of attaining the performance conditions at each reporting period which requires judgment. Awards that are deemed probable of attainment are recognized in expense over the requisite service period of the grant using a graded vesting model.
Prior to the IPO, independent valuations were performed to assist management in determining the fair value of the common stock. Given the absence of an active market for our common stock prior to the IPO, the board of directors was required to estimate the fair value of our common stock at the time of each option grant based on several factors, including consideration of input from management and third-party valuations. Management considered numerous factors to determine the best estimate of the fair value of our common stock, including:
•our operating and financial performance – both historical and projected;
•current business conditions and projections;
•the likelihood of achieving a liquidity event such as an initial public offering or sale of our company;
•the lack of marketability of our shares;

•the market performance of comparable publicly traded companies and guideline transactions; and
•the overall macroeconomic environment.
The value of the common shares was then used as an input to the option valuation. Upon completion of the IPO, a public trading market for our common stock was established, and as a result, it is no longer necessary for our board of directors or management to estimate the fair value of our common stock in connection with our accounting for stock-based awards, as the fair value of our common stock will be determined based on its trading price on Nasdaq.
See Note 9, “Employee Compensation” in the Notes to Consolidated Financial Statements, for additional information.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.
Recent Accounting Pronouncements
For additional information regarding recent accounting pronouncements adopted and under evaluation, refer to Note 2, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our activities expose us to a variety of financial risks: market risk (includes foreign currency), interest rate risk and credit risk.
Foreign Currency Risk
Our exposure to market risk arises principally from exchange rate risk. Although substantially all of our revenues are denominated in U.S. Dollars, a substantial portion of our expenses were incurred and paid in the Philippine peso in the year ended December 31, 2021. We also incur expenses in U.S. Dollars, and currencies of the other countries in which we have operations. The exchange rates among the Philippine peso and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future.
The average exchange rate of the Philippine peso against the U.S. dollar decreased from 49.63 pesos during the year ended December 31, 2020 to 49.27 pesos during the year ended December 31, 2021, representing an appreciation of the Philippine peso of 0.7%. Based upon our level of operations during the year ended December 31, 2021, and excluding any forward contract arrangements that we had in place during that period, a 10% appreciation/depreciation in the Philippine Peso against the U.S. dollar would have increased or decreased our expenses incurred and paid in the Philippine Peso by approximately $32.4 million or $26.5 million, respectively, in the year ended December 31, 2021.
In order to mitigate our exposure to foreign currency fluctuation risks and minimize the earnings and cash flow volatility associated with forecasted transactions denominated in certain foreign currencies, and economically hedge our intercompany balances and other monetary assets and liabilities denominated in currencies other than functional currencies, we enter into foreign currency forward contracts. These derivatives have not been designated as hedges under ASC No. Topic 815, Derivatives and Hedging (“ASC 815”). Changes in the fair value of these derivatives are recognized in the consolidated statements of income and are included in other expense (income).
For the years ended December 31, 2021 and 2020, we realized losses (gains) of $0.4 million and $(5.1) million, respectively, resulting from the settlement of forward contracts were included within other expense (income).
For the years ended December 31, 2021 and 2020, we had outstanding forward contracts. The forward contract receivable (payable) resulting from change in fair value was recorded under other current assets. For the years ended December 31, 2021 and 2020, unrealized losses on the forward contracts of $4.6 million and $0.1 million, respectively, were included within other expense (income).
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
Interest Rate Risk
Our exposure to market risk is influenced by the changes in interest rates paid on any outstanding balance on our borrowings, mainly under our 2019 Credit Facilities. All of our borrowings outstanding under the 2019 Credit Facilities as of December 31, 2021 accrue interest at LIBOR plus 2.25%. Our total principal balance outstanding under the 2019 Credit Facilities as of December 31, 2021 was $239.9 million. Based on the outstanding balances and interest rates under the 2019 Credit Facilities as of December 31, 2021, a hypothetical 10% increase or decrease in LIBOR would cause an increase or decrease in interest expense of less than $0.1 million over the next 12 months.
Credit Risk
As of December 31, 2021, we had accounts receivable, net of allowance for doubtful accounts, of $162.9 million, of which $56.8 million was owed by two of our clients. Collectively, our top two clients represented 34% of our accounts receivable as of December 31, 2021. The same two clients represented 38% of our service revenues for the year ended December 31, 2021.

Item 8. Financial Statements and Supplementary Data
TASKUS, INC.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
TaskUs, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of TaskUs, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor since 2015.
Los Angeles, California
March 9, 2022

TASKUS, INC.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$63,584	$107,728
Accounts receivable, net of allowance for doubtful accounts of $1,819 and $2,294, respectively	162,895	87,782
Other receivables	597	105
Prepaid expenses	10,939	13,032
Income tax receivable	3,863	1,606
Other current assets	4,428	1,051
Total current assets	246,306	211,304
Noncurrent assets:
Property and equipment, net	80,046	56,957
Deferred tax assets	1,441	585
Intangibles	221,448	240,295
Goodwill	195,735	195,735
Other noncurrent assets	5,022	2,630
Total noncurrent assets	503,692	496,202
Total assets	$749,998	$707,506
Liabilities and Shareholders’ Equity
Liabilities:
Current liabilities:
Accounts payable and accrued liabilities	$40,890	$41,935
Accrued payroll and employee-related liabilities	36,670	21,994
Current portion of debt	51,135	45,984
Current portion of income tax payable	2,416	—
Deferred revenue	4,095	4,711
Deferred rent	735	218
Total current liabilities	135,941	114,842
Noncurrent liabilities:
Income tax payable	2,886	2,988
Long-term debt	187,240	198,768
Deferred rent	2,749	2,194
Accrued payroll and employee-related liabilities	1,813	2,641
Deferred tax liabilities	40,235	50,936
Total noncurrent liabilities	234,923	257,527
Total liabilities	370,864	372,369
Commitments and Contingencies (See Note 8)
Shareholders’ equity:
Class A Common stock, $0.01 par value. Authorized 2,500,000,000; 27,431,264 and no shares issued and outstanding at December 31, 2021 and 2020, respectively	275	—
Class B Convertible Common stock, $0.01 par value. Authorized 250,000,000; 70,032,694 and 91,737,020 shares issued and outstanding at December 31, 2021 and 2020, respectively	700	917
Additional paid-in capital	556,418	398,202
Accumulated deficit	(176,096)	(67,398)
Accumulated other comprehensive income (loss)	(2,163)	3,416
Total shareholders’ equity	379,134	335,137
Total liabilities and shareholders’ equity	$749,998	$707,506
See accompanying notes to consolidated financial statements.

TASKUS, INC.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year ended December 31,
	2021	2020	2019
Service revenue	$760,703	$478,046	$359,681
Operating expenses:
Cost of services	431,736	270,510	194,786
Selling, general, and administrative expense	335,312	113,519	90,630
Depreciation	29,038	20,155	16,329
Amortization of intangible assets	18,847	18,847	18,847
Loss on disposal of assets	52	1,116	2,227
Contingent consideration	—	3,570	—
Total operating expenses	814,985	427,717	322,819
Operating income (loss)	(54,282)	50,329	36,862
Other expense (income)	177	(1,572)	(2,013)
Financing expenses	6,504	7,482	9,346
Income (loss) before income taxes	(60,963)	44,419	29,529
Provision for (benefit from) income taxes	(2,265)	9,886	(4,411)
Net income (loss)	$(58,698)	$34,533	$33,940
Net income (loss) per common share:
Basic and diluted	$(0.62)	$0.38	$0.37
Weighted-average number of common shares outstanding:
Basic and diluted	94,832,137	91,737,020	91,737,020
See accompanying notes to consolidated financial statements.

TASKUS, INC.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year ended December 31,
	2021	2020	2019
Net income (loss)	$(58,698)	$34,533	$33,940
Retirement benefit reserves	(55)	329	45
Foreign currency translation adjustments	(5,524)	2,775	(226)
Comprehensive income (loss)	$(64,277)	$37,637	$33,759
See accompanying notes to consolidated financial statements.

TASKUS, INC.
Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)

	Capital stock and additional paid-in capital					Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	Class A Common stock		Class B Common stock		Additional paid-in capital
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	—	$—	91,737,020	$917	$398,202	$(871)	$493	$398,741
Distribution of dividends ($1.47 per share)	—	—	—	—	—	(135,000)	—	(135,000)
Net income	—	—	—	—	—	33,940	—	33,940
Other comprehensive loss	—	—	—	—	—	—	(181)	(181)
Balance as of December 31, 2019	—	$—	91,737,020	$917	$398,202	$(101,931)	$312	$297,500
Net income	—	—	—	—	—	34,533	—	34,533
Other comprehensive income	—	—	—	—	—	—	3,104	3,104
Balance as of December 31, 2020	—	$—	91,737,020	$917	$398,202	$(67,398)	$3,416	$335,137
Issuance of common stock in the initial public offering, net of offering costs	5,553,154	56	—	—	116,636	—	—	116,692
Conversion of common stock	21,704,326	217	(21,704,326)	(217)	—	—	—	—
Issuance of common stock for settlement of RSUs	275,588	3	—	—	(3)	—	—	—
Shares withheld related to net share settlement	(101,804)	(1)	—	—	(4,606)	—	—	(4,607)
Stock-based compensation expense	—	—	—	—	46,189	—	—	46,189
Distribution of dividends ($0.55 per share)	—	—	—	—	—	(50,000)	—	(50,000)
Net loss	—	—	—	—	—	(58,698)	—	(58,698)
Other comprehensive loss	—	—	—	—	—	—	(5,579)	(5,579)
Balance as of December 31, 2021	27,431,264	$275	70,032,694	$700	$556,418	$(176,096)	$(2,163)	$379,134
See accompanying notes to consolidated financial statements.

TASKUS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$(58,698)	$34,533	$33,940
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	29,038	20,149	16,319
Amortization of intangibles	18,847	18,847	18,847
Amortization of debt financing fees	526	457	2,526
Loss on disposal of assets	52	1,116	2,227
Provision for losses on accounts receivable	1,058	2,227	65
Unrealized losses (gains) on forward contracts	4,573	84	(1,069)
Deferred taxes	(11,477)	(6,496)	(8,838)
Stock-based compensation expense	46,189	—	—
Changes in operating assets and liabilities:
Accounts receivable	(76,203)	(32,006)	(13,046)
Other receivables, prepaid expenses, and other current assets	(8,611)	(3,768)	(3,702)
Other noncurrent assets	(2,380)	(67)	(457)
Accounts payable and accrued liabilities	4,493	13,535	(2,060)
Accrued payroll and employee-related liabilities	16,450	6,669	2,593
Income tax payable	1,013	1,381	(3,652)
Deferred revenue	1,261	2,603	(184)
Deferred rent	1,195	(391)	280
Net cash provided by (used in) operating activities	(32,674)	58,873	43,789
Cash flows from investing activities:
Purchase of property and equipment	(59,363)	(28,883)	(20,045)
Net cash used in investing activities	(59,363)	(28,883)	(20,045)
Cash flows from financing activities:
Proceeds from borrowings, Revolving credit facility	—	39,878	—
Proceeds from long-term debt	—	—	210,000
Settlement of 2018 Credit Agreement	—	—	(84,575)
Payments on long-term debt	(6,563)	(2,888)	(950)
Payments for debt financing fees	(340)	—	(2,285)
Proceeds from issuance of common stock, net of underwriters’ fees	120,698	—	—
Payments for offering costs	(4,798)	—	—
Payments for taxes related to net share settlement	(4,607)	—	—
Distribution of dividends	(50,000)	—	(135,000)
Net cash provided by (used in) financing activities	54,390	36,990	(12,810)
Increase (decrease) in cash and cash equivalents	(37,647)	66,980	10,934
Effect of exchange rate changes on cash	(6,497)	3,207	1,326
Cash and cash equivalents at beginning of period	107,728	37,541	25,281
Cash and cash equivalents at end of period	$63,584	$107,728	$37,541

Supplemental cash flow information:
Cash paid for interest expense	$5,907	$6,957	$6,820
Cash paid for taxes, net of refunds	$7,487	$15,519	$7,998
Noncash operating, investing and financing activities:
Accrued capital expenditures	$7,817	$10,953	$9,987
Noncash reclass for customer-billed equipment	$1,874	$—	$—
See accompanying notes to consolidated financial statements.

TASKUS, INC.
Notes to Consolidated Financial Statements
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
The Company provides digital outsourced services focused on serving high-growth technology companies to represent, protect and grow their brands. The Company’s global, omni-channel delivery model is focused on Digital Customer Experience, Content Security and Artificial Intelligence (“AI”) Operations. The Company has designed its platform to enable it to rapidly scale and benefit from its clients’ growth. Through its agile and responsive operational model, the Company delivers services from multiple delivery sites that span globally from the United States, Philippines, and other parts of the world.
The Company’s major service offerings are described in more detail below:
•Digital Customer Experience: Principally consists of omni-channel customer care services, primarily delivered through digital (non-voice) channels.
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
(b) Use of Estimates
The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the determination of useful lives and impairment of fixed assets; allowances for doubtful accounts and other receivables; the valuation of deferred tax assets; valuation of forward contracts; valuation of stock-based compensation; valuation and impairment of intangibles and goodwill and reserves for income tax uncertainties and other contingencies.
As of December 31, 2021, the impact of the COVID-19 pandemic, including as a result of new strains and variants of the virus and uncertainty of acceptance of vaccines and their effectiveness, continues to unfold. As a result, many of our estimates and assumptions required increased judgement and carry a higher degree of variability and volatility. We continue to closely monitor the outbreak and the impact on our operations and liquidity. As events continue to evolve and additional information becomes available, our estimates may change materially in the future.
(c) Principles of consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company has no involvement with variable interest entities.

(d) Segments
Operating segments are components of a company for which separate financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding on how to allocate resources and in assessing performance. The Company’s CODM is the chief executive officer (“CEO”). The CEO reviews financial information presented on an entity level basis for purposes of making operating decisions and assessing financial performance. Therefore, the Company has determined that it operates in a single operating and reportable segment.
(e) Concentration Risk
Most of the Company’s customers are located in the United States. Customers outside of the United States are concentrated in Europe and Canada.
For the years ended December 31, 2021, 2020 and 2019, the following customers represented greater than 10% of the Company’s service revenue:

	Service revenue percentage
	Year ended December 31,
Customer	2021	2020	2019
A	27%	32%	35%
B	11%	12%	11%
For the years ended December 31, 2021 and 2020, the following customers represented greater than 10% of the Company’s accounts receivable:

	Accounts receivable percentage
Customer	December 31, 2021	December 31, 2020
A	22%	22%
B	12%	16%
The Company’s principal operations, including the majority of its employees and the fixed assets owned by its wholly owned subsidiaries, are located in the Philippines.
(f) Translation of Non-U.S. Currency Amounts
The Company is subject to foreign currency exposure due to its principal operations being located in the Philippines and operations in various other international locations. Assets and liabilities of non-U.S. subsidiaries whose functional currency is not the U.S. dollar are translated into U.S. Dollars at fiscal year-end exchange rates. Revenue and expense items are translated at weighted average foreign currency exchange rates prevailing during the fiscal year. Translation adjustments are included in other comprehensive income (loss). Realized and unrealized gains and losses arising from foreign currency transactions are recognized in other expense (income). For the years ended December 31, 2021, 2020 and 2019, realized and unrealized foreign currency losses (gains) were $(4.2) million, $3.5 million and $1.5 million, respectively.
(g) Cash and Cash Equivalents
Cash and cash equivalents consist of cash on deposit with banks and highly liquid investments with maturities of 90 days or less from the date of purchase.

(h) Accounts Receivable
Accounts receivable are recorded as revenue is recognized in accordance with the Company’s revenue recognition policy and bear interest. Most of our clients pay timely, which results in minimal interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. The Company reviews its allowance for doubtful accounts monthly. Past-due balances over 30 days and over a specified amount are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.
(i) Debt Financing Fees
Debt financing fees include costs incurred in connection with obtaining debt financing and are amortized using the straight-line method over the term of the related credit agreement. Straight line amortization approximates amortization under the effective interest method. The amortization is included in financing expenses in the consolidated statements of operations. On the consolidated balance sheets, the debt financing fees related to the term loan and revolver loan are classified as a discount against the associated debt. In instances when the revolver loan is undrawn, associated debt financing fees are included in other noncurrent assets.
(j) Derivative Instruments and Hedging Activities
Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments as assets or liabilities on the Company’s consolidated balance sheets and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so, the type of hedge. Gains and losses on derivative instruments not designated as hedges are included in earnings. The resulting cash flows are reported as cash from operating activities. As of December 31, 2021, the Company was a party to non-deliverable foreign currency forward contract arrangements with one commercial bank which were not designated as hedges.
(k) Revenue Recognition
The Company recognizes revenue from its services in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, the Company recognizes revenues for services for which control has transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services. To determine revenue recognition for arrangements that are determined to be within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies its performance obligations.
The Company accounts for a contract with a customer when the contract is legally enforceable and when collectability is probable. The Company has executed contracts with customers which detail, among others, the contract terms, obligations and rights of both parties and payment terms. Certain of the Company’s contracts include termination clauses, which the Company evaluates when determining the contract term (generally one to three years) over which the parties have enforceable rights and obligations. A performance obligation is the unit of account under ASC 606 and represents the distinct services that are promised to the customer. Performance obligations are identified when the contract is created and based on agreed terms and business practices. The transaction price reflects the amount the Company expects to receive in exchange for services to the customer. The expected dollar amount is allocated to each performance obligation based on the standalone selling price agreed with the customer. The Company determines the standalone selling price based on the overall pricing objectives, taking into consideration market conditions, cost of performance obligations, and other factors including geographic locations. The Company’s performance obligations are related to providing services to its customers and its customers simultaneously receive and consume the benefits of those services. Therefore, revenue is recognized over time as performance obligations are satisfied and we have a “right to invoice.” We do not allocate transaction price to unsatisfied performance obligations.
Certain of the Company’s contracts include assurance warranty clauses which guarantee that the services provided satisfy certain performance indicators. The assurance warranty does not create a performance obligation. The Company records a liability at the time payment under such assurance warranty clauses is both probable and reasonably estimable. Payments under assurance warranty clauses were immaterial for the years ended December 31, 2021, 2020 and 2019.
Differences in timing between the delivery of services, billings, and receipt of payment from customers can result in the recognition of certain contract assets and contract liabilities. Revenue recognized in excess of billings is recorded as accrued revenue, and is reported under accounts receivable, net of allowance for doubtful accounts on the consolidated balance sheet. Billings in excess of revenue recognized is recorded as deferred revenue until revenue recognition criteria are met. Client prepayments (even if nonrefundable) are recorded as deferred revenue on the consolidated balance sheet and recognized over future periods as services are delivered or performed.
ASC 340-40, Other Assets and Deferred Costs—Contracts with customers (“ASC 340”), provides guidance for incremental costs of obtaining a contract with a customer or costs incurred in fulfilling a contract with a customer. Incremental costs to obtain a contract with a customer are required to be capitalized if an entity expects to recover those costs. Signing commissions that are paid to sales employees are considered incremental costs of obtaining a contract with a customer. These commissions are deferred and then amortized on a straight-line basis over the contract period, which is typically one year. Amortization expense is included in selling, general and administrative expense on the consolidated statements of income. The Company determines the period of benefit by taking into consideration its customer contracts, its technology, and other factors. Commissions paid to non-sales staff are also required to be capitalized if directly attributable to, and incremental from, obtaining a contract.

(l) Advertising Expense
Advertising costs are expensed as incurred and are included in selling, general, and administrative expense in the accompanying consolidated statements of operations. Advertising expense for the years ended December 31, 2021, 2020 and 2019 was $1.9 million, $1.3 million and $0.9 million, respectively.
(m) Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and amortization and any impairment in value. The cost of an asset comprises its purchase price and directly attributable costs of bringing the asset to working condition for its intended use. Expenditures for additions, major improvements, and renewals are capitalized, while expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is computed on the straight-line basis over the estimated useful life of the Company’s assets, generally three to five years or, for leasehold improvements, over five years or the term of the lease, whichever is shorter. Construction in process represents property under construction and is stated at cost. This includes costs of construction and other direct costs. The account is not depreciated until such time that the assets are completed and available for use. Fully depreciated assets are retained in the accounts until they are no longer in use and no further depreciation is recognized in profit or loss. An item of property and equipment, including the related accumulated depreciation and amortization and any impairment losses, is derecognized upon disposal or when no future economic benefits are expected to arise from the continued use of the asset. Any gain or loss arising on derecognition of the asset (calculated as the difference between the net disposal proceeds and the carrying amount of the item) is included in profit or loss in the period the item is derecognized.
During the year ended December 31, 2020, management conducted a review of the Company’s assets due to the shift in its operating model in response to the COVID-19 pandemic. As a result of this review, the Company extended the useful lives of leasehold improvements from three years to the shorter of five years or lease term, considering the Company’s future use of the underlying real estate to which the leasehold improvements relate. The impact of this change in estimate for the year ended December 31, 2020 was a net increase of $2.5 million and $1.9 million in operating income and net income, respectively, and a net increase of $0.02 per share in earnings per share on a basic and diluted basis.
Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets are grouped for recognition and measurement of impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value.
Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. During the years ended December 31, 2021, 2020 and 2019, no impairment charges were recorded.
(n) Intangibles
Intangible assets consist of finite-lived intangible assets acquired through the Company’s historical business combination. Such amounts are initially recorded at fair value and subsequently amortized over their useful lives using the straight-line method, which reflects the pattern of benefit, and assumes no residual value.
Finite-lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Finite-lived intangibles are grouped for recognition and measurement of impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. If circumstances require an asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset group to its carrying amount. If the carrying amount of the asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. During the years ended December 31, 2021, 2020 and 2019, no impairment charges were recorded.
(o) Goodwill
Goodwill is the amount by which the cost of the acquired net assets in a business combination exceeds the fair value of the identifiable net assets on the date of purchase. Goodwill is not amortized.
The Company reviews goodwill for impairment annually on October 1, or more frequently when events or circumstances indicate goodwill may be impaired. Management initially assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the estimated fair value of a reporting unit is less than its carrying amount. If determined that it is more-likely-than-not the estimated fair value of a reporting unit is less than its carrying amount, a quantitative assessment is performed. We have determined that we have a single reporting unit. Historically, the fair value of our reporting unit was estimated using a combination of the income approach, using a discounted cash flow methodology, and a market approach; the determination of discounted cash flows was based on the Company’s strategic plans and market conditions. Upon completion of the IPO, a public trading market for our common stock was established and, as a result, we consider our market capitalization (calculated as total common shares outstanding multiplied by the common equity price per share, as adjusted for a control premium factor, as necessary) to represent fair value. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered to be impaired. If the carrying amount of the reporting unit exceeds its fair value, an impairment charge is recorded in an amount equal to that excess, but not more than the carrying value of goodwill. Under FASB Topic ASC 350 Intangibles—Goodwill and Other, entities have an unconditional option to bypass the qualitative assessment described in the preceding sentences for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period.
(p) Other Assets
Other current assets and other noncurrent assets consist primarily of refundable security deposits and input value added tax.
(q) Share-based Compensation
The Company accounts for its stock-based awards in accordance with provisions of ASC 718, Compensation - Stock Compensation (“ASC 718”). For equity awards, total compensation cost is based on the grant date fair value. For liability awards, total compensation cost is based on the fair value of the award on the date the award is granted and is remeasured at each reporting date until settlement.
Awards to employees contain service, performance and market conditions that affect vesting. The Company recognizes expense over the requisite service period using a graded vesting model. For unvested awards with performance conditions, the Company assesses the probability of attaining the performance conditions at each reporting period. Awards that are deemed probable of attainment are recognized in expense over the requisite service period. The Company accounts for forfeitures as they occur.
(r) Employee Benefits
Retirement benefit reserves represent the cumulative amount of remeasurement of the defined benefit liability arising from actuarial gains and losses due to experience and demographic assumptions.
The Company also sponsors a 401(k) retirement plan in the U.S. whereby contributions made by eligible employees to the 401(k) are matched by the Company up to 4.0% of compensation. Employer 401(k) expense is the amount of matching contributions and is recognized in expense. Expense recognized for the years ended December 31, 2021, 2020 and 2019 was $1.7 million, $0.9 million and $0.6 million, respectively.
(s) Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.
(t) Earnings per share
The computation of basic net income per share of common stock (“EPS”) is based on the weighted average number of shares that were outstanding during the period, including shares of common stock that are issuable at the end of the reporting period. The computation of diluted EPS is based on the number of basic weighted-average number of shares outstanding plus the weighted-average number of common shares that would be issued assuming the exercise of all potentially dilutive common stock equivalents. Common stock equivalents consist of shares issuable upon the exercise of stock options and vesting of RSUs and PSUs.
(u) Income Taxes
Current tax liabilities and assets are recognized for the estimated taxes payable or refundable, respectively, on the tax returns for the current year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The carrying value of the Company’s net deferred tax assets is based on whether it is more likely than not that the Company will generate sufficient future taxable income to realize the deferred tax assets. A valuation allowance is established for deferred tax assets, which the Company does not believe meet the “more likely than not” threshold. The Company’s judgments regarding future taxable income may change over time due to changes in market conditions, changes in tax laws, tax planning strategies, or other factors. If the Company’s assumptions and, consequently, its estimates, change in the future, the valuation allowance may materially increase or decrease, resulting in a decrease or increase, respectively, in income tax benefit and the related impact on the Company’s reported net income.
The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining whether the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50 percent likely of being realized and effectively settled. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments, and that may not accurately forecast actual outcomes. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as additional income taxes.
(v) Recent Accounting Pronouncements
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
In August 2018, The FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments in this ASU require (i) costs for implementation activities to be capitalized in the statement of financial position in the same line item that a prepayment for the fees of the associated hosting arrangement would be presented, (ii) expense related to the capitalized implementation costs be presented in the same line item in the statement of income as the fees associated with the hosting element (service) of the arrangement and (iii) payments for capitalized implementation costs be presented in the statement of cash flows in the same manner as payments made for fees associated with the hosting element. The guidance should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted this standard, on a prospective basis, for the fiscal year ended December 31, 2021, and interim periods during the fiscal year ending December 31, 2022; the adoption did not have a material impact on its consolidated financial statements.
Recently issued accounting pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes FASB Accounting Standards Codification (ASC), Leases (Topic 840). The standard is intended to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheets and disclosing key information about leasing arrangements. In June 2020, the FASB postponed the effective date for ASC 842 for private companies. This ASU will be effective for the Company beginning in fiscal year 2022, with early adoption permitted. The Company plans to adopt this standard during 2022, using the modified retrospective method and the effective date as the date of initial application. The Company currently expects to recognize right-of-use assets and lease liabilities of approximately $43 million to $51 million on the consolidated balance sheet. The Company expects to elect the “package of practical expedients,” which permits the Company not to reassess under ASC 842 any prior conclusions about lease identification, lease classification and initial direct costs. The Company does not expect to apply the short-term lease exception and will therefore recognize a right-of-use asset and lease liability for all leases. The Company does not expect adoption of the lease standard to have a material impact on the consolidated statement of operations nor on its consolidated cash flows statements.

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
(w) COVID-19
During the first quarter of 2020, there was a global outbreak of COVID-19, which has spread to over 200 countries and territories, including all states in the United States. The global impact of the outbreak has been rapidly evolving and many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential businesses. Such actions are creating disruption in global supply chains, increasing rates of unemployment and adversely impacting many industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The full extent of the impact and effects of the COVID-19 pandemic will depend on future developments, including, among other factors, the duration and spread of the outbreak, along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, and uncertainty with respect to the duration of the global economic slowdown.
On March 27, 2020, in the United States, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021 and the deferral of employer taxes. We chose to avail ourselves of these CARES Act provisions for NOL carryover and carrybacks and the deferral of employer taxes.
The Company continues to closely monitor the outbreak and the impact on its operations and liquidity; however, the Company does not currently expect a significant impact to its liquidity or its ability to continue as a going concern.
3. Revenue and Contracts with Customers
Disaggregation of Revenue
The Company’s revenues are derived from contracts with customers related to business outsourcing services that it provides. The following table presents the breakdown of the Company’s revenues by service offering:

	Year ended December 31,
(in thousands)	2021	2020	2019
Digital Customer Experience	$486,679	$300,424	$206,471
Content Security	169,080	127,657	104,259
AI Operations	104,944	49,965	48,951
Service revenue	$760,703	$478,046	$359,681
The majority of the Company’s revenues are derived from contracts with customers who are located in the United States. However, the Company delivers its services from geographies outside of the United States. The following table presents the breakdown of the Company’s revenues by geographical location, based on where the services are provided from:

	Year ended December 31,
(in thousands)	2021	2020	2019
Philippines	$402,340	$267,687	$208,983
United States	246,642	171,476	132,962
Rest of World	111,721	38,883	17,736
Service revenue	$760,703	$478,046	$359,681
Contract Balances
Accounts receivable, net of allowance for doubtful accounts includes $75.5 million and $47.4 million of unbilled revenues as of December 31, 2021 and 2020, respectively.

Activity in the Company’s allowance for doubtful accounts consists of the following:

	Year ended December 31,
(in thousands)	2021	2020	2019
Balance, beginning of year	$2,294	$75	$166
Provision for credit losses	1,058	2,227	65
Uncollectible receivables written-off	(1,533)	(8)	(156)
Balance, end of year	$1,819	$2,294	$75
4. Forward Contracts
The Company transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency exchange rate risk. During 2021 and 2020, the Company entered into foreign currency exchange rate forward contracts, with a commercial bank as the counterparty, with maturities of generally 12 months or less, to reduce the volatility of cash flows primarily related to forecasted costs denominated in Philippine pesos. In addition, the Company utilizes foreign currency exchange rate contracts to mitigate foreign currency exchange rate risk associated with foreign currency-denominated assets and liabilities, primarily intercompany balances. The Company does not use foreign currency exchange rate contracts for trading purposes. The exchange rate forward contracts entered into by the Company are not designated as hedging instruments. Any gains or losses resulting from changes in the fair value of these contracts are recognized in other expense (income) in the consolidated statements of operations. The forward contract receivable (payable) resulting from changes in fair value was recorded under prepaid expenses (accounts payable and accrued liabilities).
The following table presents the Company’s settled and outstanding forward contracts and the related realized and unrealized losses (gains):

	Year ended December 31,
(in thousands)	2021	2020	2019
Total notional amount of settled forward contracts	$109,200	$88,000	$61,000
Realized losses (gains) from settlement of forward contracts	$446	$(5,138)	$(2,457)
Total notional amount of outstanding forward contracts	$127,200	$109,200	$82,000
Unrealized losses (gains) on forward contracts	$4,573	$84	$(1,069)
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and 2020 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair value measurements using
(in thousands)	December 31, 2021	Level 1 inputs	Level 2 inputs	Level 3 inputs
Forward contract payable	$2,793	$—	$2,793	$—

	Fair value measurements using
(in thousands)	December 31, 2020	Level 1 inputs	Level 2 inputs	Level 3 inputs
Forward contract receivable	$1,780	$—	$1,780	$—

The Company’s derivatives are carried at fair value using various pricing models that incorporate observable market inputs, such as interest rate yield curves and currency rates, which are Level 2 inputs. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the counterparty or by the Company.
5. Property and Equipment, net
The components of Property and equipment, net at December 31, 2021 and 2020 were as follows:

(in thousands)	December 31, 2021	December 31, 2020
Leasehold improvements	$38,024	$31,654
Technology and computers	81,679	47,572
Furniture and fixtures	4,814	4,203
Construction in process	10,892	5,194
Other property and equipment	8,405	5,995
Property and equipment, gross	143,814	94,618
Accumulated depreciation	(63,768)	(37,661)
Property and equipment, net	$80,046	$56,957
The Company’s principal operations are in the Philippines where the majority of property and equipment resides under its wholly owned subsidiaries. The table below presents the Company’s total property and equipment by geographic location as of December 31, 2021 and 2020:

(in thousands)	December 31, 2021	December 31, 2020
Philippines	$49,825	37,823
United States	10,273	8,983
Rest of World	19,948	10,151
Property and equipment, net	$80,046	56,957
6. Goodwill and Intangibles
The carrying amount of goodwill as of December 31, 2021 and 2020 was $195.7 million.
As of October 1, 2021 and 2020, the Company opted to bypass the qualitative assessment and proceeded directly to performing a quantitative goodwill impairment test. As a result of the quantitative assessment, the Company determined that the carrying value of the reporting unit did not exceed its fair value. Therefore, no impairment losses were recognized during the years ended December 31, 2021 and 2020.
Intangible assets consisted of the following as of December 31, 2021 and 2020:

		December 31, 2021			December 31, 2020
(in thousands)	Life (Years)	Intangibles, Gross	Accumulated Amortization	Intangibles, Net	Intangibles, Gross	Accumulated Amortization	Intangibles, Net
Customer relationships	15	$240,800	(52,175)	188,625	$240,800	(36,121)	204,679
Trade name	15	41,900	(9,077)	32,823	41,900	(6,284)	35,616
Total		$282,700	(61,252)	221,448	$282,700	(42,405)	240,295
As of December 31, 2021, the remaining weighted average amortization period of the above intangible assets was approximately 12 years.

Future amortization expense for intangible assets subject to amortization is:

(in thousands)
2022	$18,847
2023	18,847
2024	18,847
2025	18,847
2026	18,847
Thereafter	127,213
Total	$221,448
7. Long-Term Debt
The balances of current and non-current portions of debt consist of the following as of December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
(in thousands)	Current	Noncurrent	Total	Current	Noncurrent	Total
Term Loan	$11,813	$188,212	$200,025	$6,563	$200,025	$206,588
Revolver	39,878	—	39,878	39,878	—	39,878
Less: Debt financing fees	(556)	(972)	(1,528)	(457)	(1,257)	(1,714)
Total	$51,135	$187,240	$238,375	$45,984	$198,768	$244,752
2019 Credit Agreement
On September 25, 2019, the Company entered into a credit agreement (the “2019 Credit Agreement”) that included a $210.0 million term loan (the “Term Loan Facility”) and a $40.0 million revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “2019 Credit Facilities”). The Company incurred $2.3 million of debt financing fees related to the issuance of the term loans in the 2019 Credit Facility, which are being amortized to interest expense using the straight-line method over the term of the related debt facility. On September 25, 2019, the total outstanding debt under the previous credit agreement of $84.6 million was fully repaid and the remaining $2.0 million of unamortized debt financing fees were charged to financing expenses. On April 30, 2021, the Company entered into Amendment No. 1 to its 2019 Credit Agreement with the existing lenders providing for $50.0 million incremental revolving credit commitments on the same terms as its existing revolving credit facility. The Company accounted for this amendment as a debt modification and recorded $0.3 million of debt financing fees which will be amortized, along with previously deferred fees, over the remaining term of the Revolving Credit Facility.
Principal payments on the Term Loan Facility are due quarterly in arrears equal to installments in an aggregate annual amount equal to (i) 1.0% per annum of the original principal amount in the first year, (ii) 2.5% per annum of the original principal amount in the second year, (iii) 5.0% per annum of the original principal amount in the third year, (iv) 7.5% per annum of the original principal amount in the fourth year and (v) 10.0% per annum of the original principal amount in the fifth year, with the remaining principal due in a lump sum at the maturity date of September 25, 2024. Voluntary principal prepayments are permitted. Interest is, at the Company’s option, either based on the base rate or Eurocurrency interest rate. The Company elected the Eurocurrency rate option as of December 31, 2021. Interest under this option with respect to the term loans is at the rate of LIBOR plus 2.25% (with a floor of 0.0%). The interest rate in effect with respect to the Term Loan Facility as of December 31, 2021 was 2.35%.
The Revolving Credit Facility provides the Company with access to a $15.0 million letter of credit facility and a $5.0 million swing line facility, each of which, to the extent used, reduces borrowing availability under the Revolving Credit Facility. The Revolving Credit Facility terminates on September 25, 2024. Interest on borrowing under the Revolving Credit Facility is, at the Company’s option based on the base rate or Eurocurrency interest rate, with the exception of swing line borrowings, which are always based on the base rate. The Company elected the Eurocurrency rate option for borrowings under the Revolving Credit Facility, and it is subject to the same interest rate that applies to the Term Loan Facility. The interest rate in effect for the outstanding borrowings under the Revolving Credit Facility as of December 31, 2021 was 2.35%. The Revolving Credit Facility also requires a commitment fee of 0.4% of undrawn commitments to be paid quarterly in arrears. As of December 31, 2021, we had $50.1 million of borrowing availability under the Revolving Credit Facility.
The 2019 Credit Agreement contains a financial covenant requiring compliance with a maximum total net leverage ratio and certain other covenants, including covenants restricting additional borrowings, capital expenditures, and distributions. The Company was in compliance with these covenants as of December 31, 2021. Certain assets of TU Midco, Inc. and substantially all assets of TU BidCo, Inc. and its material domestic subsidiaries are pledged as collateral under this agreement, subject to certain customary exceptions.
Principal maturities of the outstanding debt as of December 31, 2021 are as follows:

(in thousands)
2022	$51,691
2023	17,062
2024	171,150
2025	—
2026	—
Total	$239,903
8. Commitments and Contingencies
(a) Operating Leases
The Company determines whether an arrangement is, or contains, a lease based on the substance of the arrangement. It makes an assessment of whether the fulfillment of the arrangement is dependent on the use of a specific asset or assets and the arrangement conveys a right to use the asset. Leases that do not transfer to the Company substantially all the risks and benefits of ownership of the asset are classified as operating leases. The Company has various leases for office spaces under non-cancelable operating lease agreements. Our leases usually have a range of expiration dates from two to five years, and typically include a renewal option for an additional term.
Minimum rent payments under operating leases (net of any incentive received from the lessor) are recognized as expense in profit or loss on a straight-line basis over the lease term, including any periods of free rent. Rental expense for years ended December 31, 2021, 2020 and 2019 was $12.9 million, $11.1 million and $8.9 million, respectively. Associated costs, such as repairs, maintenance, and insurance, are expensed as incurred. During the year ended December 31, 2020, the Company terminated its lease at its former Santa Monica Headquarters and San Antonio, which were due to expire in 2022 and 2023. As a result of such terminations, the Company recorded lease termination cost of $1.8 million in 2020.
Future minimum rental commitments under non-cancelable operating leases as of December 31, 2021:

(in thousands)
2022	$14,036
2023	12,270
2024	9,032
2025	8,899
2026	4,034
Thereafter	4,654
Total	$52,925
(b) Legal Proceedings
The Company is, and from time to time, may become, subject to legal proceedings, claims, and litigation arising in the ordinary course of business. The Company is not currently a party to any material legal proceedings, nor is the Company aware of any pending or threatened litigation that would have a material adverse effect on the Company’s business, operating results, cash flows, or financial condition should such litigation be resolved unfavorably.
9. Employee Compensation
Stock Plans
Phantom Stock Plan
On June 19, 2015, TaskUs Holdings’ board of directors officially adopted a company-wide phantom stock plan and related phantom share agreements. The plan and agreements establish key terms and conditions of the grants, including amount of shares reserved for the grant, amount granted to an employee, vesting, and forfeiture terms. The phantom stock awards are to be settled in cash upon an IPO or in a similar form as the method of purchase used by a future acquirer upon an occurrence of a change in control (each as defined in such plan).

In connection with the Blackstone Acquisition, the phantom stock awards associated with the plan were settled partially in cash and partially in rollover shares in accordance with the terms of the plan. The remainder was fully paid as of December 31, 2019. Additionally, as a result of the Blackstone Acquisition, holders of phantom stock awards were eligible to receive rollover phantom stock in the Company. The contractual lives and the vesting conditions for the rollover phantom stock vary depending on the employment status of the holder at the acquisition date. All other terms were substantially the same as the plan and the agreements as discussed above and will be settled in cash upon an IPO or in a similar form as the method of purchase used by a future acquirer upon an occurrence of a change in control. Prior to the IPO, management determined that these triggering events were not probable, and as such no liability or expense was recorded for the year ended December 31, 2020 related to the rollover shares. There were 6,514,360 outstanding phantom shares as of December 31, 2020. There were 1,399,470 phantom shares forfeited during the year ended December 31, 2021. Because the change in control became probable upon the IPO, the Company recognized expense in the amount of the cash settlement totaling $127.5 million recorded in selling, general, and administrative expense on the consolidated statements of operations for the year ended December 31, 2021. As of December 31, 2021 there were no phantom shares outstanding.
2019 Stock Incentive Plan
On April 16, 2019, the Company established an equity incentive plan pursuant to which the Company has granted option awards to selected executives and other key employees (the “2019 Plan”). The option awards contain service, market and performance conditions. Stock options under this plan contingently vest over a period of two years in the event of a change in control and over a period of three years in the event of an IPO (each as defined in such plan), with the vesting period beginning on the date of the performance event so long as the holder remains employed. The amount of options eligible for vesting is contingent upon Blackstone’s return on invested capital in the Company. These options have contractual lives of 10 years. As amended, the Company reserved 7,597,730 common shares for issuance under the 2019 Plan. Following the IPO and establishment of the 2021 Omnibus Incentive Plan (the “2021 Plan”) as further discussed below, it is not expected that any additional awards will be issued under the 2019 Plan.
At the date of the IPO, the Company concluded that the public offering represents a qualifying liquidity event that would cause the stock option’s performance condition to be probable of occurring. As such, the Company has begun to recognize compensation expense in relation to the stock options issued under the 2019 Plan, including approximately $2.2 million of compensation expense related to nonvested stock options based on the service already provided by the employee at that time.
2021 Omnibus Incentive Plan
In connection with the IPO, the Company adopted the 2021 Omnibus Incentive Plan (the “2021 Plan” and, together with the 2019 Plan, the “Incentive Plans”), which provides for the issuance of non-qualified stock options, incentive stock options, stock appreciation rights (“SARs”), restricted shares of Class A common stock, restricted stock units (“RSUs”), or other equity-based or cash-based awards. The stock options are subject to service-based vesting conditions and generally vest quarterly or annually over four years and expire 10 years from the date of the grant. The RSUs are typically subject to service-based vesting conditions and generally vest in quarterly or annual installments over four years.

The Company initially granted 6,614,122 awards to its founders and reserved an additional 12,160,929 shares of Class A common stock for issuance under the 2021 Plan, subject to automatic annual evergreen increases. As of December 31, 2021, the total number of shares available for future grants under the 2021 Plan was 8,706,134.
Stock Options
The following table summarizes the stock option activity for the year ended December 31, 2021:

	Number of options	Weighted - average exercise price	Weighted - average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2021	8,459,100	$5.15	8.6	$57,642
Granted	2,347,059	$27.30
Exercised	—	$—
Forfeited	(1,120,838)	$5.05
Outstanding at December 31, 2021	9,685,321	$10.53	8.4	$421,789
Vested and exercisable at December 31, 2021	137,792	$23.00	9.4	$4,266
Vested and exercisable at December 31, 2021 and expected to vest thereafter	9,685,321	$10.53	8.4	$421,789

The weighted-average grant-date fair value of options granted during the years ended December 31, 2021, 2020 and 2019 was $9.69, $1.65 and $0.38, respectively. No stock options were exercised during the years ended December 31, 2020 and 2019.
Awards granted to employees contain service, performance and market conditions that affect vesting. We use the Black-Scholes model to determine the fair value of stock options with either solely service conditions or with a combination of service and performance conditions. Prior to the IPO, we valued our options using a combination of Monte Carlo simulation and Black-Scholes model. A Monte Carlo simulation was first used to determine the number of options eligible for vesting, then a Black-Scholes model was used to estimate the value for the vested options given the simulated scenario. The grant date fair value of the stock options was estimated using the Black-Scholes option pricing method with the following assumptions:

	Year ended December 31,
	2021	2020	2019
Dividend yield (%)	0%	0%	0%
Expected volatility (%)	32-35%	35%	29-35%
Risk-free interest rate (%)	0.8-1.4%	0.3-1.8%	1.8-2.6%
Expected term (years)	5.1-7.0	5.3-9.0	7.5-9.0
The assumptions used in the Black-Scholes model, other than the fair value of our common stock, are estimated as follows:
•Expected dividend yield: Zero percent, as we do not anticipate paying dividends on our common stock.
•Expected volatility: Based on the historical stock price volatility of comparable publicly-traded companies in our peer group and the implied volatility of our assets and current leverage.
•Risk-free interest rate: Based on the U.S. Treasury yield curve in effect at the time of grant.
•Expected term: Estimated based on the simplified method as we do not have adequate historical data.
RSUs
The following table summarized the RSU activity for the year ended December 31, 2021:

	Number of RSUs	Weighted - average grant date fair value
Outstanding at January 1, 2021	—	$—
Granted	4,485,638	$28.66
Released	(275,588)	$23.00
Cancelled	(30,575)	$32.22
Unvested and Outstanding at December 31, 2021	4,179,475	$29.01
No RSUs were granted during the years ended December 31, 2020 and 2019. The total pre-tax intrinsic value of the RSUs released during the year ended December 31, 2021 was $12.4 million. No RSUs were released during the years ended December 31, 2020 and 2019.
Performance Stock Units (“PSUs”)
During the year ended December 31, 2021, the Company granted 3,373,417 PSUs to its founders and a certain officer with a weighted-average grant date fair value of $4.02. The majority of the PSUs vest contingently in annual installments over four years subject to continued service and the achievement of certain enterprise value compound annual growth rate ("CAGR") targets. The remaining PSUs vest contingently in four years subject to continued service and the achievement of certain market capitalization CAGR targets. The Company will recognize the related stock-based compensation expense using a graded vesting method. The grant date fair value of the PSUs were estimated using the Monte Carlo simulation method with the following assumptions:

Dividend yield (%)	0%
Expected volatility (%)	40%
Risk-free interest rate (%)	0.1-0.6%

Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in the Company’s consolidated statements of operations for the periods presented:

	Year ended December 31,
(in thousands)	2021	2020	2019
Cost of services	$1,318	$—	$—
Selling, general, and administrative expense	172,367	—	—
Total	$173,685	$—	$—
For the years ended December 31, 2020 and 2019, no change in control, IPO or liquidity event actually occurred or was imminent. Therefore, none of the options were vested or exercisable, and no expense was recorded for the years ended December 31, 2020 and 2019 given the performance condition was not probable. As of December 31, 2021, there was $20.3 million, $94.4 million and $10.1 million of unrecognized compensation expense related to unvested stock options, RSUs and PSUs, respectively, that is expected to be recognized over a weighted-average period of 1.8 years, 2.1 years and 2.3 years, respectively.
The tax benefits recognized in the consolidated statements of operations for stock-based compensation expense were $4.3 million for the year ended December 31, 2021 and were not material during the years ended December 31, 2020 and 2019.
10. Income Taxes
The components of income before provision for (benefit from) income taxes consists of the following, for the periods indicated:

	Year ended December 31,
(in thousands)	2021	2020	2019
United States	$(111,296)	$22,617	$14,521
Foreign	50,333	21,802	15,008
Income (loss) before income taxes	$(60,963)	$44,419	$29,529
The provision for (benefit from) income taxes consists of the following, for the periods indicated:

	Year ended December 31,
(in thousands)	2021	2020	2019
Current:
Federal	$999	$10,974	$2,836
State	2,146	3,411	567
Foreign	6,067	2,522	1,024
Total current tax expense	9,212	16,907	4,427
Deferred:
Federal	(9,844)	(5,692)	2,871
State	(796)	(875)	(11,578)
Foreign	(837)	(454)	(131)
Total deferred tax expense (benefit)	(11,477)	(7,021)	(8,838)
Total provision for (benefit from) income taxes	$(2,265)	$9,886	$(4,411)

The following table presents the tax effects of temporary differences that gives rise to significant portions of deferred tax assets and deferred tax liabilities as of the dates indicated:

(in thousands)	December 31, 2021	December 31, 2020
Deferred Tax Assets
Accruals	$3,108	$2,158
Deferred rent	108	37
Allowances and reserves	907	637
Intercompany payable	1,894	826
Foreign Tax Credit	1,143	239
State taxes	751	947
Stock-based compensation expense	4,407	—
Deferred revenue	943	1,076
Section 163(j) interest limitation	1,364	—
Other	400	431
Total deferred tax assets	$15,025	$6,351
Deferred Tax Liabilities
Intangibles	(51,602)	(54,907)
Fixed assets	(443)	(1,519)
Unrealized foreign exchange gain	(1,774)	(276)
Total deferred tax liabilities	$(53,819)	$(56,702)
Net deferred tax liabilities	$(38,794)	$(50,351)
The Company assessed the available positive and negative evidence to estimate whether it was more likely than not that some portion, or all, of the deferred tax assets would be realized. Evidence of sources of taxable income and the pattern and timing of the reversal of the temporary differences were sufficient to support a conclusion that a valuation allowance was not needed. Therefore, the Company determined that it was more likely than not that the deferred tax assets would be realized.
As of December 31, 2021, the Company had foreign tax credit carryforwards of $0.2 million and work opportunity tax credit carryforwards of $1.0 million which will begin to expire in 2028 and 2041 if not utilized.

The following is a reconciliation stated as a percentage of pretax income of the U.S. federal statutory income tax rate (21%) to the Company’s effective tax rate:

	Year ended December 31,
	2021	2020	2019
Federal tax rate	21%	21%	21%
State taxes, net of federal benefit	(2)	2	(28)
Other permanent differences	(6)	6	2
Nondeductible officers’ compensation	(15)	—	—
GILTI Inclusion	(10)	6	5
FDII	—	(4)	(1)
RTP	(1)	—	(1)
Nondeductible transaction costs	(2)	—	—
Stock-based compensation expense	(3)	—	—
Foreign jurisdiction income tax holiday	6	(11)	(11)
Foreign tax credit	5	(3)	(2)
Foreign tax rate differential	9	3	—
Tax credits	2	—	—
Deferred true-up	—	—	(1)
FIN48	—	4	—
Other adjustments	—	(2)	1
Effective tax rate	4%	22%	(15)%
For the year ended December 31, 2019, the state rate is attributable to the revaluation of net state deferred tax assets and liabilities related to the decrease in a state rate from 6.8% to 1.9% for the tax year 2018 and 2019, respectively. The decrease in the state rate is driven by refining the Company’s revenue sourcing methodologies in key state tax jurisdictions reducing state apportionment.
The Company operates under tax holidays in the Philippines, which were effective through December 31, 2021, and may be extended if certain additional requirements are satisfied. The tax holidays are conditional upon the Company meeting certain employment and investment thresholds. The impact of these tax holidays decreased foreign taxes by $6.7 million, $4.6 million and $4.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. The benefit of the tax holidays on net income per share (diluted) was $0.07, $0.05 and $0.04 for the years ended December 31, 2021, 2020 and 2019, respectively.
As of December 31, 2021, unremitted earnings of the subsidiaries outside of the U.S. are approximately $139.3 million, which the Company has not made a provision for U.S. or additional foreign withholding taxes and state taxes. The Company’s practice and intention are to indefinitely reinvest these earnings outside the U.S. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation.
During 2021, the Philippines passed the CREATE Act which, among other changes, reduced the Philippines statutory tax rate from 30% to 25%. As a result of the law change, the Company recognized an expense of $2.4 million as a result of reducing the value of deferred tax assets.
On March 27, 2020, in the United States, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021 and the deferral of employer taxes. The Company has chosen to avail itself of these CARES Act provisions for NOL carryover and carrybacks and the deferral of employer taxes. The Company has carried back net operating losses originating in the period from October 1, 2018, through December 31, 2018, to claim a refund for taxes paid in fiscal 2015, 2016, 2017, and the period from January 1, 2018, through September 30, 2018, resulting in a refund of approximately $5.2 million. As a result of NOL carryback, as of December 31, 2021, the Company reduced the 2017 transition tax liability to $1.0 million. Under the CARES Act, the Company received a net cash benefit of $5.3 million from the deferral of social security taxes otherwise due from April 10, 2020 through the year ended December 31, 2020. One-half of the deferred amount was paid on December 31, 2021, and the second half is due no later than December 31, 2022.

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

	Year ended December 31,
(in thousands)	2021	2020
Uncertain tax benefit balance as of beginning of period	$1,919	$—
Gross increases/(decreases) - tax positions for current period	364	875
Gross increases/(decreases) - tax position in prior periods	(563)	1,044
Uncertain tax benefit balance as of end of period	$1,720	$1,919
As of December 31, 2021, the Company had approximately $1.7 million of unrecognized tax benefits that if recognized would affect the effective income tax rate. The Company estimates no material changes to its uncertain tax positions within the next 12 months.
The Company recognizes interest and penalties related to uncertain tax positions as components of provision for (benefit from) income taxes. As of December 31, 2021, the Company accrued interest and penalties of $0.1 million and $0.1 million, respectively.
The Company files income tax returns in US federal and state jurisdictions, as well as in the Philippines, Canada, India, Greece, Mexico, Taiwan, the United Kingdom, Ireland and Colombia. In 2021, the Company established business operations in Japan and Malaysia for which the Company will be subject to tax. As of December 31, 2021, the tax years 2017 to 2020 are subject to examination by tax authorities.
11. Shareholders’ Equity
Dividend Distribution
On October 2, 2019, the Board of Directors declared, and the Company paid, a cash dividend in the aggregate amount of $135.0 million to holders of its common stock. On April 9, 2021, prior to the IPO, the Board of Directors declared a cash dividend in the aggregate amount of $50.0 million to holders of its common stock. The cash dividend was paid on April 16, 2021.
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
Voting Rights—Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to ten votes per share and is convertible into one share of Class A common stock at any time or automatically upon certain conditions but no later than June 10, 2028 (seven years following the filing and effectiveness of the amended and restated certificate of incorporation).
Dividend Rights—Subject to any preferential rights of any then outstanding preferred stock, all shares of our common stock are entitled to share equally, on a per share basis, in any dividends our board of directors may declare from legally available sources; provided, however, that in the event a dividend is paid in the form of shares of Class A common stock or Class B common stock, then holders of Class A common stock shall be entitled to receive shares of Class A common stock and holders of Class B common stock shall be entitled to receive shares of Class B common stock. We have no current plans to pay dividends on our common stock. Any decision to declare and pay dividends in the future will be made at the sole discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant. Because we are a holding company and have no direct operations, we will only be able to pay dividends from funds we receive from our subsidiaries. In addition, our ability to pay dividends is limited by covenants in our existing indebtedness and may be limited by the agreements governing any indebtedness we or our subsidiaries may incur in the future.
Liquidation Rights—Upon our liquidation, dissolution or winding up, whether voluntary or involuntary, after payment of the debts and other liabilities of the Company and subject to the rights, if any, of the holders of any outstanding series of preferred stock or any class or series of stock having a preference over or the right to participate with the common stock, the holders of all outstanding shares of Class A common stock and Class B common stock shall be entitled to receive the remaining assets of the Company available for distribution to its stockholders ratably in proportion to the number of shares held by each such stockholder.
Initial Public Offering
On June 15, 2021, the Company closed its IPO of 5,553,154 shares of Class A common stock (the “primary” offering) and selling stockholders sold 9,626,846 outstanding shares (the “secondary” offering), including shares sold by the selling stockholders pursuant to the underwriters’ full exercise of their option to purchase additional shares, at a public offering price of $23.00 per share. The Company received net proceeds of $120.7 million after deducting underwriting discounts and commissions, but before deducting offering expenses. The Company used the proceeds from the primary offering, together with cash on hand, to satisfy payments of approximately $127.5 million in respect of vested phantom shares. The Company did not receive any proceeds from the secondary offering.
Secondary Offering
On October 25, 2021, certain of the Company's stockholders completed a secondary offering of 12,077,480 shares of the Company's Class A common stock at a public offering price of $63.50 per share. All of the shares of Class A common stock were offered by existing stockholders. The Company did not sell any common stock in the offering and did not receive any proceeds from the offering.
12. Earnings Per Share
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
The following table summarized the computation of basic and diluted earnings per share for the years ended December 31, 2021, 2020 and 2019:

	Year ended December 31,
(in thousands, except share and per share data)	2021	2020	2019
Numerator:
Net income (loss) available to common shareholders	$(58,698)	$34,533	$33,940
Denominator:
Weighted-average common shares outstanding - basic and diluted	94,832,137	91,737,020	91,737,020
Net income (loss) per common share:
Basic and diluted	$(0.62)	$0.38	$0.37
Since the Company was in a net loss position for the year ended December 31, 2021, diluted EPS is equal to basic EPS as the inclusion of potential common stock equivalents would have been anti-dilutive. The Company excluded 105,177 potential common stock equivalents from the computation of diluted EPS for the year ended December 31, 2021, because the effect would have been anti-dilutive. In addition, the Company excluded 7,476,384 potential common stock equivalents from the computation of diluted EPS for the year ended December 31, 2021, since it was in a net loss position; however, these awards would have been dilutive if the Company was in a net income position. As of December 31, 2020 and 2019, there were 8,459,100 and 5,320,800, potential common stock equivalents outstanding, respectively, with performance and market conditions which were not met at each date, that were excluded from the calculation of diluted EPS.
13. Related Party
On October 1, 2018, Bidco acquired 100% of the outstanding shares of TaskUs Holdings, Inc. (formerly known as TaskUs, Inc.) at a purchase price of $429.4 million (the “Transaction”). As a part of the Transaction, the Company entered into a Stock Purchase Agreement, which provides that the sellers of TaskUs, Holdings, Inc. are entitled to receive cash payments for certain tax benefits, if any, realized as a result of the Blackstone Acquisition that are received by the Company for a specified period after the closing date. The Company recognized expense of $3.6 million for the expected payment to the sellers during the year ended December 31, 2020, which was included within accounts payable and accrued liabilities in the consolidated balance sheets as of December 31, 2020. The Company made payment to the sellers during the year ended December 31, 2021.

In connection with the closing of the Blackstone Acquisition, TaskUs and TaskUs Holdings entered into a support and services agreement (the “Support and Services Agreement”) with Blackstone Capital Partners VII L.P. and Blackstone Capital Partners Asia L.P. and Blackstone Management Partners L.L.C. (“BMP”), an affiliate of Blackstone. Under the Support and Services Agreement, the Company reimburses BMP and its affiliates for expenses related to support services customarily provided by Blackstone’s portfolio operations group to Blackstone’s portfolio companies, as well as healthcare-related services provided by Blackstone’s Equity Healthcare group and Blackstone’s group purchasing program. The Support and Services Agreement also requires the Company to, among other things, make certain information available to Blackstone and to indemnify BMP and its affiliates against certain claims. During the years ended December 31, 2021, 2020 and 2019 the Company made payments of $0.1 million, $0.3 million and $0.1 million respectively, pursuant to the Support and Services Agreement.
From time to time, the Company does business a number of other companies affiliated with Blackstone, which cannot be presumed to be carried out at an arm’s-length basis. During the periods presented, Blackstone had an interest in Alight, Inc. (“Alight”) and Mphasis Limited (“Mphasis”), entities that supply TaskUs with certain consulting services. During the year ended December 31, 2021, the Company made payments of $1.3 million to Alight. During the year ended December 31, 2020, the Company made payments of $0.2 million to Mphasis.
During the periods presented, Blackstone had an interest in Vivint Smart Home, Inc. (“Vivint”), Spanx, Inc. (“Spanx”) and Ancestry.com LLC (“Ancestry”), entities that are TaskUs customers. During the year ended December 31, 2021, the Company received payments of $2.2 million, $0.4 million and $0.2 million from Vivint, Spanx and Ancestry, respectively.
Similarly, from time to time, the Company does business with entities affiliated with members of its Board of Directors, which cannot be presumed to be carried out at an arm’s length basis. A management consulting firm affiliated with a member of the Company’s Board of Directors provides consulting services to the Company. During the years ended December 31, 2021 and 2020, the Company incurred fees related to consulting services provided of $0.3 million and $0.3 million, respectively.
Underwriting of Offerings
Blackstone Securities Partners L.P., an affiliate of Blackstone, served as underwriter of 1,380,000 of the 15,180,000 million shares of Class A common stock sold in the IPO, with underwriting discounts and commissions of $1.265 per share paid by the Company and selling stockholders, with respect to the shares sold by them. Blackstone Securities Partners L.P. served as underwriter of 1,021,942 of the 12,077,480 shares of Class A common stock sold in the secondary offering, with underwriting discounts and commissions of $2.06375 per share paid by the selling stockholders.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2021. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Management's Annual Report on Internal Control over Financial Reporting
This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to TaskUs’ Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to TaskUs’ Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to TaskUs’ Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to TaskUs’ Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to TaskUs’ Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(1) Financial Statements
Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report.
(2) Financial Statement Schedules
All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.
(3) Exhibits
The exhibits listed below are filed as part of this Annual Report and are incorporated herein by reference, in each case as indicated below.
EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1
Second Amended and Restated Certificate of Incorporation of TaskUs, Inc., dated as of June 10, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 15, 2021).

3.2	Second Amended and Restated Bylaws of TaskUs, Inc., dated as of June 10, 2021 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 15, 2021).

4.1*	Description of Company’s Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934.

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

10.3†	TaskUs, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 15, 2021).

10.4†	Amended and Restated 2019 TaskUs, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 15, 2021).

10.5†
Form of Restricted Stock Unit Agreement (Founder’s Award) under TaskUs, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A filed on May 6, 2021).

10.6†
Form of Option Agreement (Founder’s Award) under TaskUs, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A filed on May 6, 2021).

10.7†
Form of Performance Stock Unit Agreement (Founder’s Award) under TaskUs, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed on May 6, 2021).

10.8†
Founder Employment Agreement, dated as of June 2, 2015, by and between Bryce Maddock and TaskUs Holdings, Inc. (formerly known as TaskUs, Inc.) (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on April 12, 2021).

10.9†	Pay Change Memo, dated March 26, 2020, for Bryce Maddock (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed on April 12, 2021).

10.10†
Offer of Employment Letter, dated as of October 28, 2016, by and between TaskUs Holdings, Inc. (formerly known as TaskUs, Inc.) and Jarrod Johnson (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed on April 12, 2021).

10.11	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A filed on May 6, 2021).

10.12†
Executive Employment Agreement, dated as of August 5, 2021, by and between the Company and Jarrod Johnson (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2021).

10.13†
Executive Employment Agreement, dated as of August 5. 2021, by and between the Company and Balaji Sekar (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2021).

10.14†
Form of Restricted Stock Unit Agreement under TaskUs, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2021).

10.15†	Form of Option Agreement under TaskUs, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2021).

10.16†
Form of Performance Stock Unit Agreement under TaskUs, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2021).

10.17
Credit Agreement, dated as of September  25, 2019, among TU MidCo, Inc., TU BidCo, Inc., the guarantors party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, swing line lender and an L/C issuer, and the lenders and L/C issuers party thereto from time to time (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed on April 12, 2021).

10.18
Security Agreement, dated as of September  25, 2019, among the grantors party thereto and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed on April 12, 2021).

10.19
Support and Services Agreement, dated as of October  1, 2018, among TaskUs, Inc. (formerly known as TU TopCo, Inc.), TaskUs Holdings, Inc. (formerly known as TaskUs, Inc.), Blackstone Capital Partners VII L.P., Blackstone Capital Partners Asia L.P., and Blackstone Management Partners L.L.C (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed on April 12, 2021).

10.20
Amendment No. 1, dated as of April 30, 2021, to the Credit Agreement, dated as of September 25, 2019, among TU MidCo, Inc., TU BidCo, Inc., the guarantors party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, swing line lender and an L/C issuer, and the lenders and L/C issuers party thereto from time to time (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A filed on May 6, 2021).

21.1*	Subsidiaries of the Registrant

23.1*	Consent of KPMG LLP

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document– the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________
*Filed herewith.
** Furnished herewith.
†Management contract or compensatory plan or arrangement.

The agreements and other documents filed as exhibits to this Annual Report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 9, 2022

TASKUS, INC.

By:	/s/ Bryce Maddock
Name: Bryce Maddock
Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bryce Maddock	Chief Executive Officer and Director (principal executive officer)	March 9, 2022
Bryce Maddock

/s/ Jaspar Weir	President and Director	March 9, 2022
Jaspar Weir

/s/ Amit Dixit	Director	March 9, 2022
Amit Dixit

/s/ Susir Kumar	Director	March 9, 2022
Susir Kumar

/s/ Mukesh Mehta	Director	March 9, 2022
Mukesh Mehta

/s/ Jacqueline D. Reses	Director	March 9, 2022
Jacqueline D. Reses

/s/ Kelly Tuminelli	Director	March 9, 2022
Kelly Tuminelli

/s/ Balaji Sekar	Chief Financial Officer (principal financial officer)	March 9, 2022
Balaji Sekar

/s/ Steven Amaya	Senior Vice President—Finance (principal accounting officer)	March 9, 2022
Steven Amaya