Form 10-Q
period 2022-03-31
TaskUs, Inc.
filed 2022-05-10
CIK 1829864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2022, the number of shares outstanding of the registrant’s common stock was as follows: Class A common stock, par value $0.01 per share: 27,723,772; Class B common stock, par value $0.01 per share: 70,032,694.

TASKUS, INC.
Quarterly Report on Form 10-Q
For Quarterly Period Ended March 31, 2022

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
Our actual results may differ significantly from any results expressed or implied by any forward-looking statements. A summary of the principal risk factors that might cause our actual results to differ from our forward-looking statements is set forth below. The following is only a summary of the principal risks that may materially adversely affect our business, financial condition and results of operations. This summary should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 (our "Annual Report") as filed with the Securities and Exchange Commission (the “SEC”), as such risk factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. Such risks and uncertainties include, but are not limited to, the following:
•our business is dependent on key clients, and the loss of a key client could have an adverse effect on our business and results of operations;
•our contracts are typically one to three years in length with automatic renewal provisions, but certain contracts may provide for termination at the client's convenience with advance notice and may or may not include penalties or required payments in the event the termination right is exercised. Our clients may terminate contracts before completion or choose not to renew contracts, and our clients may be unable or unwilling to pay for services we performed. A loss of business or non-payment from significant clients could materially affect our results of operations;
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
•the ongoing COVID-19 pandemic, including the resulting global economic uncertainty and measures taken in response to the pandemic, has adversely impacted our business, financial condition and results of operations;
•affiliates of Blackstone Inc. and our Co-Founders Bryce Maddock and Jaspar Weir control us and their interests may conflict with ours or yours in the future;
•the dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our common stock prior to the completion of our June 2021 initial public offering ("IPO"), and it may depress the trading price of our Class A common stock; and
•the market price of shares of our Class A common stock has been, and may continue to be, volatile and may decline regardless of our operating performance, which could cause the value of your investment to decline.
We urge you to carefully consider the foregoing summary together with the risks discussed under “Risk Factors” in the Annual Report and in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TASKUS, INC.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share data)

Assets	March 31, 2022	December 31, 2021
Current assets:
Cash	$77,074	$63,584
Accounts receivable, net of allowance for doubtful accounts of $2,298 and $1,819, as of March 31, 2022 and December 31, 2021, respectively	172,391	162,895
Other receivables	669	597
Prepaid expenses	12,498	10,939
Income tax receivable	160	3,863
Other current assets	5,218	4,428
Total current assets	268,010	246,306
Noncurrent assets:
Property and equipment, net	87,639	80,046
Deferred tax assets	1,442	1,441
Intangibles	216,737	221,448
Goodwill	195,735	195,735
Other noncurrent assets	5,202	5,022
Total noncurrent assets	506,755	503,692
Total assets	$774,765	$749,998
Liabilities and Shareholders’ Equity
Liabilities:
Current liabilities:
Accounts payable and accrued liabilities	$39,774	$40,890
Accrued payroll and employee-related liabilities	34,716	36,670
Current portion of debt	52,447	51,135
Current portion of income tax payable	3,348	2,416
Deferred revenue	4,873	4,095
Deferred rent	481	735
Total current liabilities	135,639	135,941
Noncurrent liabilities:
Income tax payable	2,886	2,886
Long-term debt	183,441	187,240
Deferred rent	3,386	2,749
Accrued payroll and employee-related liabilities	2,078	1,813
Deferred tax liabilities	40,235	40,235
Total noncurrent liabilities	232,026	234,923
Total liabilities	367,665	370,864
Commitments and Contingencies (See Note 8)
Shareholders’ equity:
Class A Common stock, $0.01 par value. Authorized 2,500,000,000; 27,523,669 and 27,431,264 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	275	275
Class B Convertible Common stock, $0.01 par value. Authorized 250,000,000; 70,032,694 shares issued and outstanding as of March 31, 2022 and December 31, 2021	700	700
Additional paid-in capital	574,554	556,418
Accumulated deficit	(164,510)	(176,096)
Accumulated other comprehensive loss	(3,919)	(2,163)
Total shareholders’ equity	407,100	379,134
Total liabilities and shareholders’ equity	$774,765	$749,998
See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three months ended March 31,
	2022	2021
Service revenue	$239,680	$152,871
Operating expenses:
Cost of services	141,282	88,030
Selling, general, and administrative expense	64,247	31,498
Depreciation	8,901	6,203
Amortization of intangible assets	4,711	4,712
Loss (gain) on disposal of assets	(15)	27
Total operating expenses	219,126	130,470
Operating income	20,554	22,401
Other expense	1,053	754
Financing expenses	1,602	1,581
Income before income taxes	17,899	20,066
Provision for income taxes	6,313	3,559
Net income	$11,586	$16,507
Net income per common share:
Basic	$0.12	$0.18
Diluted	$0.11	$0.18
Weighted-average number of common shares outstanding:
Basic	97,481,412	91,737,020
Diluted	104,122,026	91,737,020
See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	Three months ended March 31,
	2022	2021
Net income	$11,586	$16,507
Retirement benefit reserves	9	(5)
Foreign currency translation adjustments	(1,765)	(850)
Comprehensive income	$9,830	$15,652
See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)

	Capital stock and additional paid-in capital					Accumulated deficit	Accumulated other comprehensive income	Total shareholders’ equity
	Class A Common stock		Class B Common stock		Additional paid-in capital
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	—	$—	91,737,020	$917	$398,202	$(67,398)	$3,416	$335,137
Net income	—	—	—	—	—	16,507	—	16,507
Other comprehensive loss	—	—	—	—	—	—	(855)	(855)
Balance as of March 31, 2021	—	$—	91,737,020	$917	$398,202	$(50,891)	$2,561	$350,789

	Capital stock and additional paid-in capital					Accumulated deficit	Accumulated other comprehensive loss	Total shareholders’ equity
	Class A Common stock		Class B Common stock		Additional paid-in capital
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	27,431,264	$275	70,032,694	$700	$556,418	$(176,096)	$(2,163)	$379,134
Issuance of common stock for settlement of RSUs	137,794	1	—	—	(1)	—	—	—
Shares withheld related to net share settlement	(45,389)	(1)	—	—	(1,468)	—	—	(1,469)
Stock-based compensation expense	—	—	—	—	19,605	—	—	19,605
Net income	—	—	—	—	—	11,586	—	11,586
Other comprehensive loss	—	—	—	—	—	—	(1,756)	(1,756)
Balance as of March 31, 2022	27,523,669	$275	70,032,694	$700	$574,554	$(164,510)	$(3,919)	$407,100
See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$11,586	$16,507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,901	6,203
Amortization of intangibles	4,711	4,712
Amortization of debt financing fees	139	114
Loss (gain) on disposal of assets	(15)	27
Provision for losses on accounts receivable	479	231
Unrealized foreign exchange losses on forward contracts	759	1,820
Deferred taxes	(19)	—
Stock-based compensation expense	19,605	—
Changes in operating assets and liabilities:
Accounts receivable	(9,979)	(6,106)
Other receivables, prepaid expenses, and other current assets	(2,478)	1,558
Other noncurrent assets	(223)	(297)
Accounts payable and accrued liabilities	(1,071)	471
Accrued payroll and employee-related liabilities	(1,392)	8,755
Income tax payable	4,686	5,037
Deferred revenue	779	666
Deferred rent	422	224
Net cash provided by operating activities	36,890	39,922
Cash flows from investing activities:
Purchase of property and equipment	(17,770)	(10,127)
Net cash used in investing activities	(17,770)	(10,127)
Cash flows from financing activities:
Payments on long-term debt	(2,625)	(1,313)
Payments for taxes related to net share settlement	(1,469)	—
Net cash used in financing activities	(4,094)	(1,313)
Increase in cash and cash equivalents	15,026	28,482
Effect of exchange rate changes on cash	(1,536)	(717)
Cash and cash equivalents at beginning of period	63,584	107,728
Cash and cash equivalents at end of period	$77,074	$135,493
See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Description of Business and Organization
TaskUs, Inc. (“TaskUs” and, together with its subsidiaries, the “Company,” “we,” “us” or “our”) was formed by investment funds affiliated with Blackstone Inc. (“Blackstone”) as a vehicle for the acquisition of TaskUs Holdings, Inc. (“TaskUs Holdings”) on October 1, 2018 (the “Blackstone Acquisition”). Prior to the Blackstone Acquisition, TaskUs had no operations and TaskUs Holdings operated as a standalone entity. TaskUs, Inc. was incorporated in Delaware in July 2018, and is headquartered in New Braunfels, Texas.
The Company provides digital outsourced services, focused on serving high-growth technology companies to represent, protect and grow their brands. The Company's global, omni-channel delivery model is focused on Digital Customer Experience, Content Security and Artificial Intelligence (AI) Services (formerly known as AI Operations). The Company has designed its platform to enable it to rapidly scale and benefit from its clients’ growth. Through its agile and responsive operational model, the Company delivers services from multiple delivery sites that span globally from the United States, Philippines, and other parts of the world.
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
•AI Services: Principally consists of data labeling, annotation and transcription services performed for the purpose of training and tuning AI algorithms through the process of machine learning.
2. Summary of Significant Accounting Policies
(a) Basis of Presentation
The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Our Annual Report on Form 10-K for the year ended December 31, 2021 (the "Annual Report"), as filed with the Securities and Exchange Commission (the “SEC”), includes a discussion of the significant accounting policies used in the preparation of our consolidated financial statements. There were no material changes to our significant accounting policies during the three months ended March 31, 2022.
These unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with US GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in the Annual Report. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2022 and its results of operations, comprehensive income (loss) and shareholders’ equity for the three months ended March 31, 2022 and 2021, and cash flows for the three months ended March 31, 2022 and 2021. The condensed consolidated balance sheet as of December 31, 2021, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.
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
(b) Use of Estimates
The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the determination of useful lives and impairment of fixed assets; allowances for doubtful accounts and other receivables; the valuation of deferred tax assets; valuation of foreign currency exchange rate forward contracts; valuation of stock-based compensation; valuation and impairment of intangibles and goodwill and reserves for income tax uncertainties and other contingencies.
As of March 31, 2022, the impact of the novel coronavirus (“COVID-19”) pandemic, including as a result of new strains and variants of the virus and uncertainty of acceptance of vaccines and their effectiveness, continues to unfold. As a result, many of our estimates and assumptions required increased judgement and carry a higher degree of variability and volatility. We continue to closely monitor the outbreak and the impact on our operations and liquidity. As events continue to evolve and additional information becomes available, our estimates may change materially in the future.
(c) Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company has no involvement with variable interest entities.
(d) Concentration Risk
Most of the Company’s clients are located in the United States. Clients outside of the United States are concentrated in Europe and Canada.
For the three months ended March 31, 2022 and 2021, the following clients represented greater than 10% of the Company’s service revenue:

Client	Service revenue percentage
	Three months ended March 31,
	2022	2021
A	24%	29%
B	10%	11%
As of March 31, 2022 and December 31, 2021, the following clients represented greater than 10% of the Company’s accounts receivable:

	Accounts receivable percentage
Client	March 31, 2022	December 31, 2021
A	18%	22%
B	Less than 10%	12%
C	12%	Less than 10%
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
Recently issued accounting pronouncements
In February 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") ASU 2016-02, Leases (Topic 842), which supersedes FASB Accounting Standards Codification ("ASC"), Leases (Topic 840). The standard is intended to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In June 2020, the FASB postponed the effective date for ASC 842 for private companies. This ASU will be effective for the Company beginning in fiscal year 2022, with early adoption permitted. The Company plans to adopt this standard during 2022, using the modified retrospective method and the effective date as the date of initial application. The Company currently expects to recognize right-of-use assets and lease liabilities of approximately $43 million to $51 million to the consolidated balance sheet. The Company expects to elect the "package of practical expedients," which permits the Company not to reassess under ASC842 any prior conclusions about lease identification, lease classification and initial direct costs. The Company does not expect to apply the short-term lease exception and will therefore recognize a right-of-use asset and lease liability for all leases. The Company does not expect adoption of the lease standard to have a material impact on the consolidated statement of operations nor on its consolidated cash flow statements.
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
3. Revenue
Disaggregation of Revenue
The Company's revenues are derived from contracts with customers related to business outsourcing services that it provides. The following table presents the breakdown of the Company’s revenues by service offering:

	Three months ended March 31,
(in thousands)	2022	2021
Digital Customer Experience	$159,731	$99,711
Content Security	45,852	36,127
AI Services	34,097	17,033
Service revenue	$239,680	$152,871
The majority of the Company’s revenues are derived from contracts with customers who are located in the United States. However, the Company delivers its services from geographies outside of the United States. The following table presents the breakdown of the Company’s revenues by geographical location, based on where the services are provided from:

	Three months ended March 31,
(in thousands)	2022	2021
Philippines	$120,080	$84,578
United States	79,131	50,757
Rest of World	40,469	17,536
Service revenue	$239,680	$152,871
Contract Balances
Accounts receivable, net of allowance for doubtful accounts includes $89.4 million and $75.5 million of unbilled revenues as of March 31, 2022 and December 31, 2021, respectively.
4. Forward Contracts
The Company transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency exchange rate risk. During 2022 and 2021, the Company entered into foreign currency exchange rate forward contracts, with two commercial banks as the counterparties, with maturities of generally 12 months or less, to reduce the volatility of cash flows primarily related to forecasted costs denominated in Philippine pesos. In addition, the Company utilizes foreign currency exchange rate contracts to mitigate foreign currency exchange rate risk associated with foreign currency-denominated assets and liabilities, primarily intercompany balances. The Company does not use foreign currency exchange rate contracts for trading purposes. The exchange rate forward contracts entered into by the Company are not designated as hedging instruments. Any gains or losses resulting from changes in the fair value of these contracts are recognized in other expense in the consolidated statements of operations. The forward contract payable resulting from changes in fair value was recorded under accounts payable and accrued liabilities.

The following table presents the Company's settled forward contracts and realized and unrealized losses (gains) associated with our derivative contracts:

	Three months ended March 31,
(in thousands)	2022	2021
Total notional amount of settled forward contracts	$40,382	$22,800
Realized losses (gains) from settlement of forward contracts	$1,420	$(725)
Unrealized losses on forward contracts	$759	$1,820
The following table presents the Company's outstanding forward contracts:

(in thousands)	March 31, 2022	December 31, 2021
Total notional amount of outstanding forward contracts	$152,980	$127,200
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair value measurements using
(in thousands)	March 31, 2022	Level 1 inputs	Level 2 inputs	Level 3 inputs
Forward contracts payable	$3,552	$—	$3,552	$—

	Fair value measurements using
(in thousands)	December 31, 2021	Level 1 inputs	Level 2 inputs	Level 3 inputs
Forward contracts payable	$2,793	$—	$2,793	$—
The Company’s derivatives are carried at fair value using various pricing models that incorporate observable market inputs, such as interest rate yield curves and currency rates, which are Level 2 inputs. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the counterparty or by the Company.
5. Property and Equipment, net
The components of property and equipment, net as of March 31, 2022 and December 31, 2021 were as follows:

(in thousands)	March 31, 2022	December 31, 2021
Leasehold improvements	$43,678	$38,024
Technology and computers	90,463	81,679
Furniture and fixtures	5,214	4,814
Construction in process	11,479	10,892
Other property and equipment	8,585	8,405
Property and equipment, gross	159,419	143,814
Accumulated depreciation	(71,780)	(63,768)
Property and equipment, net	$87,639	$80,046

The Company’s principal operations are in the Philippines where the majority of property and equipment resides under its wholly owned subsidiaries. The table below presents the Company’s total property and equipment by geographic location as of March 31, 2022 and December 31, 2021:

(in thousands)	March 31, 2022	December 31, 2021
Philippines	$50,223	$49,825
United States	11,427	10,273
Rest of World	25,989	19,948
Property and equipment, net	$87,639	$80,046
6. Goodwill and Intangibles
The carrying amount of goodwill as of March 31, 2022 and December 31, 2021 was $195.7 million.
The components of intangible assets as of March 31, 2022 and December 31, 2021 were as follows:

		March 31, 2022			December 31, 2021
(in thousands)	Life (Years)	Intangibles, Gross	Accumulated Amortization	Intangibles, Net	Intangibles, Gross	Accumulated Amortization	Intangibles, Net
Customer relationships	15	$240,800	$(56,188)	$184,612	$240,800	$(52,175)	$188,625
Trade name	15	41,900	(9,775)	32,125	41,900	(9,077)	32,823
Total		$282,700	$(65,963)	$216,737	$282,700	$(61,252)	$221,448
7. Long-Term Debt
The balances of current and non-current portions of debt consist of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
(in thousands)	Current	Noncurrent	Total	Current	Noncurrent	Total
Term Loan	$13,125	$184,275	$197,400	$11,813	$188,212	$200,025
Revolver	39,878	—	39,878	39,878	—	39,878
Less: Debt financing fees	(556)	(834)	(1,390)	(556)	(972)	(1,528)
Total	$52,447	$183,441	$235,888	$51,135	$187,240	$238,375
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
Principal payments on the Term Loan Facility are due quarterly in arrears equal to installments in an aggregate annual amount equal to (i) 1.0% per annum of the original principal amount in the first year, (ii) 2.5% per annum of the original principal amount in the second year, (iii) 5.0% per annum of the original principal amount in the third year, (iv) 7.5% per annum of the original principal amount in the fourth year and (v) 10.0% per annum of the original principal amount in the fifth year, with the remaining principal due in a lump sum at the maturity date of September 25, 2024. The interest rate in effect with respect to the Term Loan Facility as of March 31, 2022 was 2.707% per annum.
The Revolving Credit Facility provides the Company with access to a $15.0 million letter of credit facility and a $5.0 million swing line facility, each of which, to the extent used, reduces borrowing availability under the Revolving Credit Facility. The Revolving Credit Facility expires on September 25, 2024, and requires a commitment fee of 0.4% on undrawn commitments paid quarterly in arrears. As of March 31, 2022, the interest rate in effect was 2.707% on outstanding borrowings under the Revolving Credit Facility. As of March 31, 2022, the Company had $50.1 million of borrowing availability under the Revolving Credit Facility.
The 2019 Credit Agreement contains certain restrictive financial covenants and also limits additional borrowings, capital expenditures, and distributions. The Company was in compliance with these covenants as of March 31, 2022. Substantially all assets of the Company's direct wholly owned subsidiary TU Midco, Inc. and its material domestic subsidiaries are pledged as collateral under this agreement, subject to certain customary exceptions.
8. Commitments and Contingencies
We are subject to various legal proceedings, claims, and litigation arising in the ordinary course of business. Although the outcomes of such matters cannot be predicted with certainty, we believe that resolution of all such pending matters will not, either individually or in the aggregate, have a material adverse effect on the Company’s business, operating results, cash flows, or financial condition.
On February 23, 2022, a purported class action lawsuit captioned Lozada v. TaskUs, Inc. et al., No. 22-cv-1479-JPC, was filed in the United States District Court for the Southern District of New York against the Company, our Chief Executive Officer, our President, and our Chief Financial Officer. The complaint alleges that the registration statement filed in connection with the Company’s IPO and the Company’s second and third quarter 2021 earnings calls contained materially false and misleading information in violation of the federal securities laws. The complaint seeks unspecified damages and an award of costs and expenses, including reasonable attorneys’ fees, as well as equitable relief. We believe that the lawsuit is without merit and intend to defend the lawsuit vigorously. We cannot predict at this point the length of time that this action will be ongoing or the liability, if any, which may arise therefrom.
9. Employee Compensation
During the three months ended March 31, 2022, we granted 314,998 restricted stock units (the “RSUs”) under the 2021 Omnibus Incentive Plan (the “2021 Plan”) with a weighted-average grant date fair value of $33.29. The majority of the RSUs vest ratably over a four-year period, subject to continued service.
During the three months ended March 31, 2022, we granted 153,398 options under the 2021 Plan with a weighted-average exercise price of $32.99 and a weighted-average grant-date fair value of $11.58. The majority of the stock options vest ratably over a three to four-year period, subject to continued service.
We recognize stock-based compensation expense for all awards using a graded vesting method. The following table summarizes the components of stock-based compensation expense recognized for the periods presented:

	Three months ended March 31,
(in thousands)	2022	2021
Cost of services	$703	$—
Selling, general, and administrative expense	18,902	—
Total	$19,605	$—
As of March 31, 2022, there was $18.5 million, $87.9 million and $8.6 million of unrecognized compensation expense related to the Company’s unvested stock options, RSUs and performance stock units ("PSUs"), respectively, that is expected to be recognized over a weighted-average period of 1.6 years, 2.0 years and 2.0 years.
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
The Company recorded provision for (benefit from) income taxes of $6.3 million and $3.6 million in the three months ended March 31, 2022 and 2021, respectively. The effective tax rate was 35.3% and 17.7% for the three months ended March 31, 2022 and 2021. The difference between the effective tax rates and the 21% federal statutory rate in the three months ended March 31, 2022 was primarily due to global intangible low-taxed income (“GILTI”) inclusion, Base Erosion and Anti-Abuse Tax ("BEAT"), tax benefits of income tax holidays in foreign jurisdiction, and nondeductible compensation of officers. The difference between the effective tax rate and the 21% federal statutory rate in the three months ended March 31, 2021 was primarily due to GILTI inclusion, foreign-derived intangible income ("FDII") deduction, tax benefits of income tax holidays in foreign jurisdiction and unrecognized tax benefits.
The Company is subject to income tax in the United States federal, state and various foreign jurisdictions. As of March 31, 2022, the tax years 2017 to 2020 are subject to examination by tax authorities.

The Company’s practice and intention are to indefinitely reinvest the earnings of its non-U.S. subsidiaries. Determination of the amount of any unrecognized deferred income tax liability on the temporary difference is not practicable because of the complexities of the hypothetical calculation.
11. Earnings Per Share
The Company has Class A common stock and Class B common stock outstanding. Because the only difference between the two classes of common stock are related to voting, transfer and conversion rights, the Company has not presented earnings per share under the two-class method, as earnings per share are the same for both Class A common stock and Class B common stock. The accompanying financial statements and related notes to the financial statements give retroactive effect to the stock split for all periods presented. See Note 2(a), "Basis of Presentation" for additional information.
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
The following table summarizes the computation of basic and diluted EPS for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
(in thousands,except share and per share data)	2022	2021
Numerator:
Net income available to common shareholders	$11,586	$16,507
Denominator:
Weighted-average common shares outstanding – basic	97,481,412	91,737,020
Effect of dilutive securities	6,640,614	—
Weighted-average common shares outstanding – diluted	104,122,026	91,737,020
Net income per common share:
Basic	$0.12	$0.18
Diluted	$0.11	$0.18
The Company excluded 1,152,816 potential common stock equivalents from the computation of diluted EPS for the three months ended March 31, 2022, because the effect would have been anti-dilutive. As of March 31, 2022, there were 5,292,857 potential common stock equivalents outstanding, with market conditions which were not met at that date, that were excluded from the calculation of diluted EPS.
12. Subsequent Events
Revolver Draw
On April 12, 2022, the Company drew $32.5 million on its Revolving Credit Facility at an effective interest rate of 2.66% to fund cash payments relating to its acquisition of heloo. After the draw, the Company had $17.6 million of borrowing availability under the Revolving Credit Facility.
Acquisition
On April 15, 2022, the Company acquired all of the equity interests of Parsec d.o.o. and Q Experience d.o.o. ("heloo"), a Croatia-based digital customer experience solutions provider to European technology companies supporting 20 languages across seven additional Eastern European countries, including Bosnia, Serbia, and Slovenia. The Company believes this acquisition will be complementary to its growth strategy by expanding its global delivery footprint with a suite of multi-lingual, cost-competitive Digital Customer Experience services. Under the terms of the sale and purchase agreement, the Company acquired heloo in exchange for approximately $24 million in cash, subject to working capital adjustments, plus 200,103 shares of the Company's Class A common stock and up to approximately $24 million in additional consideration with payment contingent upon the satisfaction of certain conditions. The closing cash consideration for the acquisition was funded by the April 12, 2022 draw under the Revolving Credit Facility. The Company also granted 90,030 RSUs to certain employees of heloo. The Company is in the process of finalizing its accounting for this transaction and expects to complete its preliminary allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed by the end of the second quarter of 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”), the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the Annual Report"), as filed with the Securities and Exchange Commission (the “SEC”) and the information included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report. In addition to historical data, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in our forward-looking statements as a result of various factors, including but not limited to those discussed under “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report and under Part I, Item 1A, “Risk Factors” in the Annual Report.
This Quarterly Report includes certain historical consolidated financial and other data for TaskUs, Inc. (“we,” “us,” “our” or the “Company”). The following discussion provides a narrative of our results of operations and financial condition for the three months ended March 31, 2022 and 2021.
Overview
We provide digital outsourced services, focused on serving high-growth technology companies to represent, protect and grow their brands. Our global, omni-channel delivery model is focused on providing our clients three key services – Digital Customer Experience, Content Security and Artificial Intelligence (“AI”) Services (formerly known as AI Operations). We have designed our platform to enable us to rapidly scale and benefit from our clients’ growth. We believe our ability to deliver “ridiculously good” outsourcing will enable us to continue to grow our client base.
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
Recent Financial Highlights
For the three months ended March 31, 2022, we recorded service revenue of $239.7 million, a 56.8% increase from $152.9 million for the three months ended March 31, 2021.
Net income for the three months ended March 31, 2022 decreased to $11.6 million from $16.5 million for the three months ended March 31, 2021. This decrease included non-cash stock-based compensation expense which we began recognizing upon our initial public offering ("IPO"). Adjusted Net Income for the three months ended March 31, 2022 increased 24.0% to $35.0 million from $28.2 million for the three months ended March 31, 2021. Adjusted EBITDA for the three months ended March 31, 2022 increased 36.9% to $54.1 million from $39.5 million for the three months ended March 31, 2021.
The operating results in any period are not necessarily indicative of the results that may be expected for any future period.
Subsequent Events
For a description of subsequent events, see Note 12, "Subsequent Events" in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report.

Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021
The following tables set forth certain historical consolidated financial information for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,		Period over Period Change
(in thousands, except %)	2022	2021	($)	(%)
Service revenue	$239,680	$152,871	$86,809	56.8%
Operating expenses:
Cost of services	141,282	88,030	53,252	60.5%
Selling, general, and administrative expense	64,247	31,498	32,749	104.0%
Depreciation	8,901	6,203	2,698	43.5%
Amortization of intangible assets	4,711	4,712	(1)	—
Loss (gain) on disposal of assets	(15)	27	(42)	(155.6)%
Total operating expenses	219,126	130,470	88,656	68.0%
Operating income	20,554	22,401	(1,847)	(8.2)%
Other expense	1,053	754	299	39.7%
Financing expenses	1,602	1,581	21	1.3%
Income before income taxes	17,899	20,066	(2,167)	(10.8)%
Provision for income taxes	6,313	3,559	2,754	77.4%
Net income	$11,586	$16,507	$(4,921)	(29.8)%
Service revenue
Service revenue for the three months ended March 31, 2022 and 2021 was $239.7 million and $152.9 million, respectively. Service revenue for the three months ended March 31, 2022 increased by $86.8 million or 56.8% when compared to the three months ended March 31, 2021.
Service revenue by service offering
The following table presents the breakdown of our service revenue by service offering for each period:

	Three months ended March 31,		Period over Period Change
(in thousands, except %)	2022	2021	($)	(%)
Digital Customer Experience	$159,731	$99,711	$60,020	60.2%
Content Security	45,852	36,127	9,725	26.9%
AI Services	34,097	17,033	17,064	100.2%
Service revenue	$239,680	$152,871	$86,809	56.8%
The year over year growth in Digital Customer Experience, AI Services and Content Security contributed 39.2%, 11.2% and 6.4%, respectively, of the total increase of 56.8% for the three months ended March 31, 2022. The 60.2% growth in Digital Customer Experience was primarily driven by an increase in volume of services to our existing customers and new customer wins. The 100.2% growth in AI Services was driven by an increase in volume of services to our existing customers and new customer wins. The 26.9% growth in Content Security was primarily driven by an increase in volume of services to our existing customers.
Service revenue by delivery geography
The majority of our service revenues are derived from contracts with clients who are either located in the United States, or with clients who are located outside of the United States but whereby the contract specifies payment in United States dollars. However, we deliver our services from multiple locations around the world.

The following table presents the breakdown of our service revenue by geographical location, based on where the services are provided, for each period:

	Three months ended March 31,		Period over Period Change
(in thousands, except %)	2022	2021	($)	(%)
Philippines	$120,080	$84,578	$35,502	42.0%
United States	79,131	50,757	28,374	55.9%
Rest of World	40,469	17,536	22,933	130.8%
Service revenue	$239,680	$152,871	$86,809	56.8%
Revenue generated from services provided from our delivery sites in the Philippines grew from expansion in all three of our service offerings, Digital Customer Experience, Content Security and AI Services, which contributed 30.0%, 7.4%, and 4.6% of the total increase of 42.0% in the Philippines, respectively.
Revenue generated from services provided from our delivery sites in the United States grew primarily from expansion in two of our service offerings, Digital Customer Experience and AI Services, which contributed 42.6% and 13.2% of the total increase of 55.9% in the United States, respectively, while Content Security remained mostly flat, contributing 0.1%, due to certain clients electing to shift work to the Philippines. We expect this shift to continue through the rest of the year as we work to deliver service out of our clients' optimal geography, which allows us to serve clients better in the long-term.
Revenue generated from services provided from our delivery sites in the Rest of World grew primarily from expansion in India and Latin America.
Operating expenses
Cost of services
Cost of services for the three months ended March 31, 2022 and 2021 was $141.3 million and $88.0 million, respectively. Cost of services for the three months ended March 31, 2022 increased by $53.3 million, or 60.5%, when compared to the three months ended March 31, 2021. The increase was primarily driven by personnel costs of $46.2 million related to an increase in headcount to meet the demand in services from our clients. The remaining increase included costs associated with site expansions, investments in software, as well as recruiting and professional development costs to support revenue growth as we expand into new geographies.
Selling, general, and administrative expense
Selling, general, and administrative expense for the three months ended March 31, 2022 and 2021 was $64.2 million and $31.5 million, respectively. Selling, general, and administrative expense for the three months ended March 31, 2022 increased by $32.7 million, or 104.0%, when compared to the three months ended March 31, 2021. The increase was primarily driven by higher personnel costs of $26.7 million due primarily to stock-based compensation expense for equity-classified awards of $18.9 million and increased headcount across functions in support of our growth. The remaining increase included investments in software, insurance expense and recruiting and professional development.
Depreciation
Depreciation for the three months ended March 31, 2022 and 2021 was $8.9 million and $6.2 million, respectively. The increase in depreciation is a result of capital expenditures for additional technology and computers in support of our company-wide work-from-home policy, as well as leasehold improvements associated with site expansions to support revenue growth.
Amortization of intangible assets
Amortization of intangible assets for the three months ended March 31, 2022 and 2021 was $4.7 million. Amortization can be attributed to the recognition of client relationship and trade name intangible assets recognized in connection with the Blackstone Acquisition that are being amortized on a straight-line basis.
Other expense
Other expense for the three months ended March 31, 2022 and 2021 was $1.1 million and $0.8 million, respectively. Changes are driven by our exposure to foreign currency exchange risk resulting from our operations in foreign geographies, primarily the Philippines, offset by economic hedges using foreign currency exchange rate forward contracts.
Financing expenses
Financing expense for the three months ended March 31, 2022 and 2021 was $1.6 million and $1.6 million, respectively. Changes in financing expense are primarily driven by the the rate of LIBOR used to calculate the interest rate of the term loan. See “—Liquidity and Capital Resources—Indebtedness—2019 Credit Agreement” for additional discussion on term loan.

Provision for income taxes
Provision for income taxes for the three months ended March 31, 2022 and 2021 was $6.3 million and $3.6 million, respectively. Our effective tax rate for the three months ended March 31, 2022 and 2021 was 35.3% and 17.7%, respectively. There are certain items included within the provision for income taxes calculation which are directly related to the IPO and not expected to recur in future periods, including equity awards made to officers which are not deductible under Section 162(m) of the Internal Revenue Code. Additionally, there are costs related to the issuance of stock-based compensation included within the provision for income taxes calculation. If those costs directly related to the IPO and stock-based compensation expense are removed, the provision for income taxes would have been $8.7 million and the effective tax rate would have been 23.1% for the three months ended March 31, 2022.
Revenue by Top Clients
The table below sets forth the percentage of our total service revenue derived from our largest clients for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
Top ten clients	61%	64%
Top twenty clients	75%	78%
Our clients are part of the rapidly growing Digital Economy and they rely on our suite of digital solutions to drive their continued success. For our existing clients, we benefit from our ability to grow as they grow and to cross sell new solutions, further deepening our entrenchment.
For the three months ended March 31, 2022 and 2021, we generated 24% and 29%, respectively, of our service revenue from our largest client, and we generated 10% and 11%, respectively, of our service revenue from our second largest client.
We continue to identify and target high growth industry verticals and clients. Our strategy is to acquire new clients and further grow with our existing ones in order to achieve meaningful client and revenue diversification over time.
Foreign Currency
As a global company, we face exposure to movements in foreign currency exchange rates. Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenue, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into U.S. dollars. See Item 3., “Quantitative and Qualitative Disclosures About Market Risk” for additional information on how foreign currency impacts our financial results.
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
Adjusted Net Income
Adjusted Net Income is a non-GAAP profitability measure that represents net income or loss for the period before the impact of amortization of intangible assets and certain items that are considered to hinder comparison of the performance of our businesses on a period-over-period basis or with other businesses. During the periods presented, we exclude from Adjusted Net Income amortization of intangible assets, transaction costs, the effect of foreign currency gains and losses, losses on disposals of assets, COVID-19 related expenses, natural disaster costs, stock-based compensation expense and employer payroll tax associated with equity-classified awards and the related effect on income taxes of certain pre-tax adjustments, which include costs that are required to be expensed in accordance with GAAP. Our management believes that the inclusion of supplementary adjustments to net income applied in presenting Adjusted Net Income are appropriate to provide additional information to investors about certain material non-cash items and about unusual items that we do not expect to continue at the same level in the future.
The following table reconciles net income, the most directly comparable GAAP measure, to Adjusted Net Income for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,		Period over Period Change
(in thousands, except %)	2022	2021	($)	(%)
Net income	$11,586	$16,507	$(4,921)	(29.8)%
Amortization of intangible assets	4,711	4,712	(1)	—%
Transaction costs(1)	192	3,329	(3,137)	(94.2)%
Foreign currency losses(2)	1,153	787	366	46.5%
Loss (gain) on disposal of assets	(15)	27	(42)	(155.6)%
COVID-19 related expenses(3)	—	2,394	(2,394)	(100.0)%
Natural disaster costs(4)	—	442	(442)	(100.0)%
Stock-based compensation expense(5)	19,688	—	19,688	100.0%
Tax impacts of adjustments(6)	(2,350)	—	(2,350)	(100.0)%
Adjusted Net Income	$34,965	$28,198	$6,767	24.0%
Net Income Margin(7)	4.8%	10.8%
Adjusted Net Income Margin(7)	14.6%	18.4%

(1)	Represents non-recurring professional service fees related to the acquisition of heloo in 2022 and the preparation for public offerings that have been expensed during the period in 2021.
(2)	Realized and unrealized foreign currency losses include the effect of fair market value changes of forward contracts and remeasurement of U.S. dollar-denominated accounts to foreign currency.
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

(5)	Represents stock-based compensation expense and employer payroll tax associated with equity-classified awards.
(6)	Represents tax impacts of adjustments to net income which resulted in a tax benefit during the period, including stock-based compensation expense after the IPO.
(7)	Net Income Margin represents net income divided by service revenue and Adjusted Net Income Margin represents Adjusted Net Income divided by service revenue.
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

The following table reconciles GAAP diluted EPS, the most directly comparable GAAP measure, to Adjusted EPS for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
GAAP diluted EPS	$0.11	$0.18
Per share adjustments to net income(1)	0.23	0.13
Adjusted EPS	$0.34	$0.31

Weighted-average common shares outstanding – diluted	104,122,026	91,737,020

(1)
Reflects the aggregate adjustments made to reconcile net income to Adjusted Net Income, as noted in the above table, divided by the GAAP diluted weighted-average number of shares outstanding for the relevant period.

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
Adjusted EBITDA is a non-GAAP profitability measure that represents EBITDA before certain items that are considered to hinder comparison of the performance of our businesses on a period-over-period basis or with other businesses. During the periods presented, we exclude from Adjusted EBITDA transaction costs, the effect of foreign currency gains and losses, losses on disposals of assets, COVID-19 related expenses, natural disaster costs and stock-based compensation expense and employer payroll tax associated with equity-classified awards, which include costs that are required to be expensed in accordance with GAAP. Our management believes that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors about certain material non-cash items and about unusual items that we do not expect to continue at the same level in the future.

The following table reconciles net income, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,		Period over Period Change
(in thousands, except %)	2022	2021	($)	(%)
Net income	$11,586	$16,507	$(4,921)	(29.8)%
Provision for income taxes	6,313	3,559	2,754	77.4%
Financing expenses	1,602	1,581	21	1.3%
Depreciation	8,901	6,203	2,698	43.5%
Amortization of intangible assets	4,711	4,712	(1)	—%
EBITDA	$33,113	$32,562	$551	1.7%
Transaction costs(1)	192	3,329	(3,137)	(94.2)%
Foreign currency losses(2)	1,153	787	366	46.5%
Loss (gain) on disposal of assets	(15)	27	(42)	(155.6)%
COVID-19 related expenses(3)	—	2,394	(2,394)	(100.0)%
Natural disaster costs(4)	—	442	(442)	(100.0)%
Stock-based compensation expense(5)	19,688	—	19,688	100.0%
Adjusted EBITDA	$54,131	$39,541	$14,590	36.9%
Net Income Margin(6)	4.8%	10.8%
Adjusted EBITDA Margin(6)	22.6%	25.9%

(1)	Represents non-recurring professional service fees related to the acquisition of heloo in 2022 and the preparation for public offerings that have been expensed during the period in 2021.
(2)	Realized and unrealized foreign currency losses include the effect of fair market value changes of forward contracts and remeasurement of U.S. dollar-denominated accounts to foreign currency.
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

(5)	Represents stock-based compensation expense and employer payroll tax associated with equity-classified awards.
(6)	Net Income Margin represents net income divided by service revenue and Adjusted Net Income Margin represents Adjusted Net Income divided by service revenue.
Liquidity and Capital Resources
As of March 31, 2022, our principal sources of liquidity were cash and cash equivalents totaling $77.1 million, which were held for working capital purposes, as well as the available balance of our 2019 Credit Facilities, described further below. Historically, we have made investments in supporting the growth of our business, which were enabled in part by our positive cash flows from operations during these periods. We expect to continue to make similar investments in the future.
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
Indebtedness
As of March 31, 2022, our total indebtedness, net of debt financing fees was $235.9 million, including outstanding borrowings under our Revolving Credit Facility (as defined below) of $39.9 million.
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
The Term Loan Facility matures on September 25, 2024 and requires quarterly principal payments of 0.25% of the original principal amount per quarter through September 30, 2020, 0.625% of the original principal amount through September 30, 2021, 1.25% of the original principal amount through September 30, 2022, 1.875% of the original principal amount through September 30, 2023 and 2.50% of the original principal amount thereafter, with any remaining principal due in a lump sum at the maturity date. As of March 31, 2022, $197.4 million was outstanding under the Term Loan Facility. The interest rate in effect for the Term Loan Facility was 2.707% as of March 31, 2022.
The Revolving Credit Facility matures on September 25, 2024 and requires a commitment fee of 0.4% on undrawn commitments paid quarterly in arrears. As of March 31, 2022, the interest rate in effect was 2.707% on $39.9 million of outstanding borrowings under the Revolving Credit Facility. As of March 31, 2022, we had $50.1 million of borrowing availability under the Revolving Credit Facility.
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
Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated:

	Three months ended March 31,
(in thousands)	2022	2021
Net cash provided by operating activities	$36,890	$39,922
Net cash used in investing activities	(17,770)	(10,127)
Net cash used in financing activities	(4,094)	(1,313)

Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2022 was $36.9 million compared to net cash provided by operating activities of $39.9 million for the three months ended March 31, 2021. Net cash provided by operating activities for the three months ended March 31, 2022 reflects the net income of $11.6 million, as well as the add back for non-cash charges totaling $34.6 million, primarily driven by $19.6 million in stock-based compensation expense, $8.9 million of depreciation and $4.7 million of amortization related to intangibles. These changes were partially offset by changes in operating assets and liabilities of $9.3 million. Net cash provided by operating activities for the three months ended March 31, 2021 reflects the net income of $16.5 million, the add back for non-cash charges totaling $13.1 million, primarily driven by $6.2 million of depreciation and $4.7 million of amortization related to intangibles, as well as changes in operating assets and liabilities of $10.3 million.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2022 was $17.8 million compared to net cash used in investing activities of $10.1 million for the three months ended March 31, 2021. Net cash used in investing activities primarily consisted of investments in technology and computers as well as build-out costs associated with site expansions to support revenue growth.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2022 was $4.1 million compared to net cash used in financing activities of $1.3 million for the three months ended March 31, 2021. Net cash used in financing activities for the three months ended March 31, 2022 consisted of payments on long-term debt and payments for taxes related to net share settlement of equity awards. Net cash used in financing activities for the three months ended March 31, 2021 consisted primarily of payments on long-term debt.
Critical Accounting Policies and Estimates
Except as described in Note 2, “Summary of Significant Accounting Policies” in the Notes to Unaudited Condensed Consolidated Financial Statements, there have been no material changes to our critical accounting policies or in the underlying accounting assumptions and estimates used in such policies as reported in our Annual Report.
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
Foreign Currency Risk
Our exposure to market risk arises principally from exchange rate risk. Although substantially all of our revenues are denominated in U.S. dollars, a substantial portion of our expenses were incurred and paid in the Philippine peso in the three months ended March 31, 2022 and 2021. We also incur expenses in U.S. dollars, and currencies of the other countries in which we have operations. The exchange rates among the Philippine peso and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future.
The average exchange rate of the Philippine peso against the U.S. dollar increased from 48.30 pesos during the three months ended March 31, 2021 to 51.56 pesos during the three months ended March 31, 2022, representing a depreciation of the Philippine peso of 6.7%. Based upon our level of operations during the three months ended March 31, 2022 and excluding any forward contract arrangements that we had in place during that period, a 10% appreciation/depreciation in the Philippine Peso against the U.S. dollar would have increased or decreased our expenses incurred and paid in the Philippine Peso by approximately $9.0 million or $7.3 million, respectively, in the three months ended March 31, 2022.
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
For the three months ended March 31, 2022 and 2021, we realized losses (gains) of $1.4 million and $(0.7) million, respectively, resulting from the settlement of forward contracts were included within other expense.
For the three months ended March 31, 2022 and 2021, we had outstanding forward contracts. The forward contract payable resulting from changes in fair value was recorded under accounts payable and accrued liabilities. For the three months ended March 31, 2022 and 2021, the unrealized losses on the forward contracts of $0.8 million and $1.8 million, respectively, were included within other expense.
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
Interest Rate Risk
Our exposure to market risk is influenced by the changes in interest rates paid on any outstanding balance on our borrowings, mainly under our 2019 Credit Facilities. All of our borrowings outstanding under the 2019 Credit Facilities as of March 31, 2022 accrue interest at LIBOR plus 2.25%. Our total principal balance outstanding as of March 31, 2022 was $237.3 million. Based on the outstanding balances and interest rates under the 2019 Credit Facilities as of March 31, 2022, a hypothetical 10% increase or decrease in LIBOR would cause an increase or decrease in interest expense of approximately $0.1 million over the next 12 months.
Credit Risk
As of March 31, 2022, we had accounts receivable, net of allowance for doubtful accounts, of $172.4 million, of which $52.5 million was owed by two of our clients. Collectively, these clients represented approximately 30% of our gross accounts receivable as of March 31, 2022.
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
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2022. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The information required with respect to this item can be found under Note 8, “Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report and is incorporated by reference into this Item 1.
Item 1A. Risk Factors
We are subject to various risks that could have a material adverse impact on our financial position, results of operations or cash flows. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the factors discussed under “Risk Factors” in the Annual Report. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our financial position, results of operations or cash flows. There have been no material changes to the risk factors included in the Annual Report. You should carefully consider the risk factors set forth in the Annual Report and the other information set forth elsewhere in this Quarterly Report on Form 10-Q.
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

3.2	Second Amended and Restated Bylaws of TaskUs, Inc., dated as of June 10, 2021 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 15, 2021).

10.1†	Pay Change Memo, dated April 2, 2021, for Bryce Maddock.

10.2†	Founder Employment Agreement, dated as of June 2, 2015, by and between Jaspar Weir and TaskUs Holdings, Inc. (formerly known as TaskUs, Inc.).

10.3†	Pay Change Memo, dated April 2, 2021, for Jaspar Weir.

10.4†	Merit Memo, dated February 18, 2021, for Jarrod Johnson.

10.5†	Form of Restricted Stock Unit Agreement under TaskUs, Inc. 2021 Omnibus Incentive Plan.

10.6†	Form of Option Agreement under TaskUs, Inc. 2021 Omnibus Incentive Plan.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document– the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

TASKUS, INC.
(Registrant)

Date:	May 10, 2022	By:	/s/ Balaji Sekar
Balaji Sekar
Chief Financial Officer
(Principal Financial Officer)
(Authorized Signatory)

Date:	May 10, 2022	By:	/s/ Steven Amaya
Steven Amaya
Senior Vice President—Finance
(Principal Accounting Officer)