Form 10-Q
period 2022-06-30
TaskUs, Inc.
filed 2022-08-09
CIK 1829864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 4, 2022, the number of shares outstanding of the registrant’s common stock was as follows: Class A common stock, par value $0.01 per share: 28,160,411; Class B common stock, par value $0.01 per share: 70,032,694.

TASKUS, INC.
Quarterly Report on Form 10-Q
For Quarterly Period Ended June 30, 2022

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which involve certain known and unknown risks and uncertainties. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “predicts,” “intends,” “trends,” “plans,” “estimates,” “anticipates,” "position us" or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. Our actual results or outcomes may differ materially from those anticipated. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. We assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Our actual results may differ significantly from any results expressed or implied by any forward-looking statements. A summary of the principal risk factors that might cause our actual results to differ from our forward-looking statements is set forth below. The following is only a summary of the principal risks that may materially adversely affect our business, financial condition and results of operations. This summary should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 (our “Annual Report”) as filed with the Securities and Exchange Commission (the “SEC”), as such risk factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. Such risks and uncertainties include, but are not limited to, the following:
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TASKUS, INC.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share data)

Assets	June 30, 2022	December 31, 2021
Current assets:
Cash and cash equivalents	$104,734	$63,584
Accounts receivable, net of allowance for doubtful accounts of $2,748 and $1,819, as of June 30, 2022 and December 31, 2021, respectively	180,445	162,895
Other receivables	957	597
Prepaid expenses	15,347	10,939
Income tax receivable	10,758	3,863
Other current assets	4,813	4,428
Total current assets	317,054	246,306
Noncurrent assets:
Property and equipment, net	82,889	80,046
Operating lease right-of-use assets	37,841	—
Deferred tax assets	1,377	1,441
Intangibles	222,934	221,448
Goodwill	216,567	195,735
Other noncurrent assets	4,818	5,022
Total noncurrent assets	566,426	503,692
Total assets	$883,480	$749,998
Liabilities and Shareholders’ Equity
Liabilities:
Current liabilities:
Accounts payable and accrued liabilities	$44,738	$40,890
Accrued payroll and employee-related liabilities	42,651	36,670
Current portion of debt	86,260	51,135
Current portion of operating lease liabilities	11,584	—
Current portion of income tax payable	3,140	2,416
Deferred revenue	3,674	4,095
Deferred rent	—	735
Total current liabilities	192,047	135,941
Noncurrent liabilities:
Income tax payable	2,545	2,886
Long-term debt	179,643	187,240
Operating lease liabilities	28,881	—
Deferred rent	—	2,749
Accrued payroll and employee-related liabilities	2,244	1,813
Deferred tax liabilities	41,531	40,235
Other noncurrent liabilities	2,103	—
Total noncurrent liabilities	256,947	234,923
Total liabilities	448,994	370,864
Commitments and Contingencies (See Note 10)
Shareholders’ equity:
Class A common stock, $0.01 par value. Authorized 2,500,000,000; 28,097,168 and 27,431,264 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	281	275
Class B common stock, $0.01 par value. Authorized 250,000,000; 70,032,694 and 70,032,694 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	700	700
Additional paid-in capital	600,289	556,418
Accumulated deficit	(156,781)	(176,096)
Accumulated other comprehensive loss	(10,003)	(2,163)
Total shareholders’ equity	434,486	379,134
Total liabilities and shareholders’ equity	$883,480	$749,998
See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Service revenue	$246,459	$180,022	$486,139	$332,893
Operating expenses:
Cost of services	143,538	103,798	284,820	191,828
Selling, general, and administrative expense	68,919	177,810	133,166	209,308
Depreciation	9,657	6,729	18,558	12,932
Amortization of intangible assets	4,967	4,712	9,678	9,424
Loss (gain) on disposal of assets	5	1	(10)	28
Total operating expenses	227,086	293,050	446,212	423,520
Operating income (loss)	19,373	(113,028)	39,927	(90,627)
Other expense (income)	7,377	(1,659)	8,430	(905)
Financing expenses	2,204	1,594	3,806	3,175
Income (loss) before income taxes	9,792	(112,963)	27,691	(92,897)
Provision for (benefit from) income taxes	2,063	(7,020)	8,376	(3,461)
Net income (loss)	$7,729	$(105,943)	$19,315	$(89,436)
Net income (loss) per common share:
Basic	$0.08	$(1.14)	$0.20	$(0.97)
Diluted	$0.07	$(1.14)	$0.19	$(0.97)
Weighted-average number of common shares outstanding:
Basic	97,783,809	92,957,493	97,632,611	92,347,257
Diluted	103,177,186	92,957,493	103,649,606	92,347,257
See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income (loss)	$7,729	$(105,943)	$19,315	$(89,436)
Retirement benefit reserves	28	(3)	37	(8)
Foreign currency translation adjustments	(6,112)	(489)	(7,877)	(1,339)
Comprehensive income (loss)	$1,645	$(106,435)	$11,475	$(90,783)
See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)

	Capital stock and additional paid-in capital					Accumulated deficit	Accumulated other comprehensive income	Total shareholders’ equity
	Class A common stock		Class B common stock		Additional paid-in capital
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	—	$—	91,737,020	$917	$398,202	$(67,398)	$3,416	$335,137
Net income	—	—	—	—	—	16,507	—	16,507
Other comprehensive loss	—	—	—	—	—	—	(855)	(855)
Balance as of March 31, 2021	—	$—	91,737,020	$917	$398,202	$(50,891)	$2,561	$350,789
Issuance of Class A common stock in the initial public offering, net of underwriters' fees and offering costs	5,553,154	56	—	—	115,844	—	—	115,900
Conversion of Class B common stock	9,626,846	96	(9,626,846)	(96)	—	—	—	—
Stock-based compensation expense	—	—	—	—	5,771	—	—	5,771
Distribution of dividends ($0.55 per share)	—	—	—	—	—	(50,000)	—	(50,000)
Net loss	—	—	—	—	—	(105,943)	—	(105,943)
Other comprehensive loss	—	—	—	—	—	—	(492)	(492)
Balance as of June 30, 2021	15,180,000	$152	82,110,174	$821	$519,817	$(206,834)	$2,069	$316,025

	Capital stock and additional paid-in capital					Accumulated deficit	Accumulated other comprehensive loss	Total shareholders’ equity
	Class A Common stock		Class B Common stock		Additional paid-in capital
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	27,431,264	$275	70,032,694	$700	$556,418	$(176,096)	$(2,163)	$379,134
Issuance of common stock for settlement of RSUs	137,794	1	—	—	(1)	—	—	—
Shares withheld related to net share settlement	(45,389)	(1)	—	—	(1,468)	—	—	(1,469)
Stock-based compensation expense	—	—	—	—	19,605	—	—	19,605
Net income	—	—	—	—	—	11,586	—	11,586
Other comprehensive loss	—	—	—	—	—	—	(1,756)	(1,756)
Balance as of March 31, 2022	27,523,669	$275	70,032,694	$700	$574,554	$(164,510)	$(3,919)	$407,100
Issuance of common stock for settlement of equity awards	450,304	5	—	—	915	—	—	920
Shares withheld related to net share settlement	(76,908)	(1)	—	—	(1,307)	—	—	(1,308)
Shares issued in acquisition of heloo	200,103	2	—	—	7,194	—	—	7,196
Stock-based compensation expense	—	—	—	—	18,933	—	—	18,933
Net income	—	—	—	—	—	7,729	—	7,729
Other comprehensive loss	—	—	—	—	—	—	(6,084)	(6,084)
Balance as of June 30, 2022	28,097,168	$281	70,032,694	$700	$600,289	$(156,781)	$(10,003)	$434,486
See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$19,315	$(89,436)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	18,558	12,932
Amortization of intangibles	9,678	9,424
Amortization of debt financing fees	278	247
Loss (gain) on disposal of assets	(10)	28
Provision for losses on accounts receivable	929	465
Unrealized foreign exchange losses on forward contracts	7,452	1,730
Deferred taxes	(47)	(10,462)
Stock-based compensation expense	38,538	5,771
Changes in operating assets and liabilities:
Accounts receivable	(16,218)	(41,195)
Other receivables, prepaid expenses, and other current assets	(6,346)	(4,398)
Operating lease right-of-use assets	6,534	—
Other noncurrent assets	(128)	(415)
Accounts payable and accrued liabilities	537	5,537
Accrued payroll and employee-related liabilities	6,662	150,543
Operating lease liabilities and deferred rent	(6,109)	502
Income tax payable	(6,241)	3,304
Deferred revenue	(416)	1,100
Net cash provided by operating activities	72,966	45,677
Cash flows from investing activities:
Purchase of property and equipment	(29,357)	(23,453)
Acquisition, net of cash acquired	(23,235)	—
Net cash used in investing activities	(52,592)	(23,453)
Cash flows from financing activities:
Proceeds from borrowing, Revolving credit facility	32,500	—
Payments on long-term debt	(5,250)	(2,625)
Payments for debt financing fees	—	(340)
Proceeds from issuance of common stock, net of underwriters’ fees	—	120,698
Proceeds from employee stock plans	920	—
Payments for taxes related to net share settlement	(2,777)	—
Distribution of dividends	—	(50,000)
Net cash provided by financing activities	25,393	67,733
Increase in cash and cash equivalents	45,767	89,957
Effect of exchange rate changes on cash	(4,617)	(1,758)
Cash and cash equivalents at beginning of period	63,584	107,728
Cash and cash equivalents at end of period	$104,734	$195,927
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
The Company provides digital outsourced services, focused on serving high-growth technology companies to represent, protect and grow their brands. The Company's global, omni-channel delivery model is focused on providing its clients three key services - Digital Customer Experience, Content Security and Artificial Intelligence (“AI”) Services (formerly known as AI Operations). The Company has designed its platform to enable it to rapidly scale and benefit from its clients’ growth. Through its agile and responsive operational model, the Company delivers services from multiple delivery sites that span globally from the United States, Philippines, and other parts of the world.
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
2. Summary of Significant Accounting Policies
(a) Basis of Presentation
The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”), includes a discussion of the significant accounting policies used in the preparation of our consolidated financial statements. Other than the adoption of the new lease accounting standard and the business combination accounting policy, there have been no changes to the Company’s significant accounting policies described in the Annual Report that have had a material impact on the Company’s condensed consolidated financial statements and related notes.
These unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with US GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in the Annual Report. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2022 and its results of operations, comprehensive income (loss) and shareholders’ equity for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021. The condensed consolidated balance sheet as of December 31, 2021, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.
The acquisition of Parsec d.o.o. and Q Experience d.o.o. (collectively, “heloo”) was completed on April 15, 2022; therefore, the Company’s consolidated financial statements only include heloo’s results since April 15, 2022.
(b) Use of Estimates
The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the determination of useful lives and impairment of fixed assets; allowances for doubtful accounts and other receivables; the valuation of deferred tax assets; the measurement of lease liabilities and right-of-use assets; valuation of foreign currency exchange rate forward contracts; valuation of stock-based compensation; valuation and impairment of intangibles and goodwill and reserves for income tax uncertainties and other contingencies.
As of June 30, 2022, the impact of the novel coronavirus (“COVID-19”) pandemic, including as a result of new strains and variants of the virus and uncertainty regarding vaccines and treatments, continues to unfold. As a result, many of our estimates and assumptions required judgement and carry a higher degree of variability and volatility. We continue to closely monitor the outbreak and the impact on our operations and liquidity. As events continue to evolve and additional information becomes available, our estimates may change materially in the future.
(c) Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company has no involvement with variable interest entities.
(d) Concentration Risk
Most of the Company’s clients are located in the United States. Clients outside of the United States are concentrated in Europe and Canada.
For the three and six months ended June 30, 2022 and 2021, the following clients represented greater than 10% of the Company’s service revenue:

Client	Service revenue percentage
	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
A	22%	27%	23%	28%
B	Less than 10%	12%	Less than 10%	12%
As of June 30, 2022 and December 31, 2021, the following clients represented greater than 10% of the Company’s accounts receivable:

	Accounts receivable percentage
Client	June 30, 2022	December 31, 2021
A	18%	22%
B	12%	12%
The Company’s principal operations, including the majority of its employees and the fixed assets owned by its wholly owned subsidiaries, are located in the Philippines.
(e) Business Combinations
The Company accounts for business combinations in accordance with FASB Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. The purchase price of the acquisition is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over those fair values is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items.
During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the consolidated statements of operations.
(f) Leases
At inception of a contract, the Company determines whether an arrangement is, or contains, a lease based on the substance of the arrangement. In determining whether a contract contains a lease, we consider whether (1) we have the right to obtain substantially all of the economic benefits from the use of the asset throughout the term of the contract, (2) we have the right to direct how and for what purpose the asset is used throughout the term of the contract and (3) we have the right to operate the asset throughout the term of the contract without the lessor having the right to change the terms of the contract. If a lease is identified, the company determines whether it should be classified as an operating or finance lease at commencement.

The Company has various leases for office spaces under operating lease agreements which have a range of expiration dates from one to ten years, and often include a renewal option for an additional term.

Our right of use (“ROU”) lease assets represent our right to use an underlying asset for the lease term and may include any advance lease payments made. Our ROU lease liabilities represent our obligation to make lease payments arising from the contractual terms of the lease. ROU lease assets and lease liabilities are recognized at the commencement of the lease and are calculated using the present value of lease payments over the lease term. Typically, lease agreements do not provide sufficient detail to arrive at an implicit interest rate. Therefore, the Company uses its estimated incremental borrowing rates (“IBR”) based on information available at the commencement date of the lease to calculate the present value of the lease payments. In estimating its IBR, the Company considers it credit rating, the lease term, the currency of the lease payments and market rates of comparable collateralized borrowings for similar terms.
(g) Recent Accounting Pronouncements
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
Recently adopted accounting pronouncements
In February 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") ASU 2016-02, Leases (Topic 842), which supersedes ASC 840. The Company adopted this standard in the second quarter of 2022, effective as of January 1, 2022, using the modified retrospective method and the effective date as the date of initial application. The Company recorded right-of-use assets of $45.8 million and lease liabilities of $48.5 million, respectively to the consolidated balance sheet. The Company elected the "package of practical expedients," which permits the Company not to reassess under Topic 842 any prior conclusions about lease identification, lease classification and initial direct costs. The Company did not apply the short-term lease exception and will therefore recognize a right-of-use asset and lease liability for all leases. The adoption of the lease standard did not have a material impact on the Company's consolidated statement of operations nor on its consolidated cash flow statements.
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires the company acquiring contract assets and contract liabilities obtained in a business combination to recognize and measure them in accordance with ASC 606, Revenue from Contracts with Customers. At the acquisition date, the company acquiring the business should record related revenue, as if it had originated the contract. Before the update such amounts were recognized by the acquiring company at fair value. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. The Company early adopted ASU 2021-08 as of April 1, 2022. See Note 3, "Business Combination" for additional information and disclosures related to the heloo acquisition.
Recently issued accounting pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The revised standard relates to measurement of credit losses on financial instruments, and requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The guidance replaces the incurred loss model with an expected loss model referred to as current expected credit loss (“CECL”). The CECL model requires us to measure lifetime expected credit losses for financial instruments held at the reporting date using historical experience, current conditions and reasonable supportable forecasts. The guidance expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating credit losses and requires new disclosures of the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. This ASU will be effective for the Company beginning in fiscal year 2023 with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2016-13 on the Company’s consolidated financial statements.
3. Business Combination
On April 15, 2022 (the “Closing Date”), the Company completed the acquisition of 100% of the equity interests of heloo, a Croatia-based Digital Customer Experience solutions provider to European technology companies supporting 20 languages across seven additional Eastern European countries, including Bosnia, Serbia, and Slovenia. The Company believes this acquisition will be complementary to the Company's growth strategy by expanding its global delivery footprint with a suite of multi-lingual, cost-competitive Digital Customer Experience services.

The acquisition date fair value of the consideration transferred was $35.4 million, consisting of the following:

(in thousands)
Cash consideration(1)	$26,006
Holdback cash consideration(2)	2,164
Equity consideration(3)	7,196
Total consideration	$35,366

(1)	Represents cash consideration paid to the sellers to complete the acquisition.
(2)
Represents consideration, which was retained by the Company as security to satisfy sellers' obligations for potential future contractual claims arising under the terms of the purchase agreement; provided that the amount of the holdback shall not serve as any limitation on the indemnification obligations of the sellers under the purchase agreement. The holdback is payable to the sellers, net of any such claims, 18 months after the Closing Date except for a portion of the holdback related to potential tax claims, which is payable three years after the Closing Date, net of any tax claims.

(3)
Comprised of 200,103 shares of the Company's Class A common stock issued in relation to this acquisition. The fair value was determined on the basis of the closing market price of the Company's Class A common stock on the acquisition date.

The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the date of acquisition:

(in thousands)
Cash and cash equivalents	$2,771
Intangibles	11,198
Goodwill	21,582
Other assets acquired	3,947
Total assets	39,498

Total liabilities assumed	4,132
Net assets acquired	$35,366
The preliminary purchase price allocation was based upon a preliminary valuation, and the Company’s estimates and assumptions are subject to change within the measurement period (which may be up to twelve months following the acquisition date). The goodwill is derived from anticipated operational synergies and assembled workforce. None of the goodwill recorded is deductible for tax purposes. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the valuation of identifiable intangible assets acquired, the fair value of certain tangible assets acquired and liabilities assumed. The Company expects to continue to obtain information for the purpose of determining the fair value of the assets acquired and liabilities assumed on the acquisition date throughout the remainder of the measurement period. The purchase price allocation is subject to further adjustment until all pertinent information regarding the assets acquired is fully evaluated by the Company, including but not limited to, the fair value accounting.
The preliminary purchase price allocation includes $11.2 million of acquired identifiable intangible assets, consisting of the following:

(in thousands, except useful lives)	Estimated Fair Value	Estimated Useful Life in Years
Customer relationships	$10,872	10
Trade name	326	2
Total	$11,198
The preliminary fair values of the identifiable intangible assets have been estimated using the Excess Earnings Method. The intangible assets are being amortized over their estimated useful lives on a straight-line basis that reflects the economic benefit of the assets. The determination of the useful lives is based upon various industry studies, historical acquisition experience, economic factors, and future forecasted cash flows of the Company following the acquisition of heloo.

Subject to heloo's EBITDA (as defined in the share purchase agreement for the acquisition) margin exceeding a minimum level, the former shareholders of heloo are eligible to receive contingent earn-out payments not to exceed EUR 20.0 million, based on a multiple of EBITDA in excess of certain prescribed EBITDA targets outlined in the purchase agreement during each of the one year periods beginning May 1, 2022 and May 1, 2023, which are payable after the first and second anniversaries from the Closing Date, respectively. The fair value of contingent earn-out payments at the acquisition date was determined to be $7.7 million based on a Monte Carlo simulation model, utilizing a discounted payout analysis based on probabilities and timing of achieving the prescribed targets. Since these payments are contingent on future service conditions, they will be recognized as compensation expense ratably over the required service period. For the three and six months ended June 30, 2022, the Company recognized $1.3 million in compensation expense related to the contingent earn-out payments included in selling, general, and administrative expenses.
During the six months ended June 30, 2022, the Company recognized $0.5 million of costs, including legal, professional, and other fees related to the acquisition, included in selling, general, and administrative expenses on the condensed consolidated statements of operations. The results of operations and the fair values of the assets acquired and liabilities assumed have been included in the condensed financial statements from the date of acquisition. This acquisition was not material to the Company's condensed consolidated financial statements for the current periods presented. Supplemental pro forma financial information has not been provided as the historical results of heloo were not material to the Company.
4. Revenue
Disaggregation of Revenue
The Company's revenues are derived from contracts with customers related to business outsourcing services that it provides. The following table presents the breakdown of the Company’s revenues by service offering:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Digital Customer Experience	$167,420	$113,566	$327,151	$213,277
Content Security	46,331	42,995	92,183	79,122
AI Services	32,708	23,461	66,805	40,494
Service revenue	$246,459	$180,022	$486,139	$332,893
The majority of the Company’s revenues are derived from contracts with customers who are located in the United States. However, the Company delivers its services from geographies outside of the United States. The following table presents the breakdown of the Company’s revenues by geographical location, based on where the services are provided from:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Philippines	$124,322	$95,681	$244,402	$180,259
United States	74,273	58,930	153,404	109,687
Rest of World	47,864	25,411	88,333	42,947
Service revenue	$246,459	$180,022	$486,139	$332,893
Contract Balances
Accounts receivable, net of allowance for doubtful accounts includes $79.3 million and $75.5 million of unbilled revenues as of June 30, 2022 and December 31, 2021, respectively.
5. Forward Contracts
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

The following table presents the Company's settled forward contracts and realized and unrealized losses (gains) associated with derivative contracts:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Total notional amount of settled forward contracts	$48,017	$22,800	$88,399	$45,600
Realized losses (gains) from settlement of forward contracts	$2,123	$(631)	$3,543	$(1,356)
Unrealized losses (gains) on forward contracts	$6,693	$(90)	$7,452	$1,730
The following table presents the Company's outstanding forward contracts:

(in thousands)	June 30, 2022	December 31, 2021
Total notional amount of outstanding forward contracts	$161,364	$127,200
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair value measurements using
(in thousands)	June 30, 2022	Level 1 inputs	Level 2 inputs	Level 3 inputs
Forward contracts payable	$10,245	$—	$10,245	$—

	Fair value measurements using
(in thousands)	December 31, 2021	Level 1 inputs	Level 2 inputs	Level 3 inputs
Forward contracts payable	$2,793	$—	$2,793	$—
The Company’s derivatives are carried at fair value using various pricing models that incorporate observable market inputs, such as interest rate yield curves and currency rates, which are Level 2 inputs. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the counterparty or by the Company.
6. Property and Equipment, net
The components of property and equipment, net as of June 30, 2022 and December 31, 2021 were as follows:

(in thousands)	June 30, 2022	December 31, 2021
Leasehold improvements	$48,617	$38,024
Technology and computers	89,617	81,679
Furniture and fixtures	5,656	4,814
Construction in process	7,373	10,892
Other property and equipment	9,293	8,405
Property and equipment, gross	160,556	143,814
Accumulated depreciation	(77,667)	(63,768)
Property and equipment, net	$82,889	$80,046

The Company’s principal operations are in the Philippines where the majority of property and equipment resides under its wholly owned subsidiaries. The table below presents the Company’s total property and equipment by geographic location as of June 30, 2022 and December 31, 2021:

(in thousands)	June 30, 2022	December 31, 2021
Philippines	$45,368	$49,825
United States	11,321	10,273
Rest of World	26,200	19,948
Property and equipment, net	$82,889	$80,046
7. Goodwill and Intangibles
On April 15, 2022, the Company completed the acquisition of heloo. As a result of the acquisition, the Company recorded approximately $21.6 million of goodwill and $11.2 million of other identifiable intangible assets. See Note 3, “Business Combination” for additional information.
The changes in the carrying amount of goodwill during the period are as follows:

(in thousands)
Balance as of December 31, 2021	$195,735
Acquisition of heloo	21,582
Foreign currency translation	(750)
Balance as of June 30, 2022	$216,567
The components of intangible assets as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022			December 31, 2021
(in thousands)	Intangibles, Gross	Accumulated Amortization	Intangibles, Net	Intangibles, Gross	Accumulated Amortization	Intangibles, Net
Customer relationships	$251,294	$(60,418)	$190,876	$240,800	$(52,175)	$188,625
Trade name	42,215	(10,508)	31,707	41,900	(9,077)	32,823
Other intangibles	351	—	351	—	—	—
Total	$293,860	$(70,926)	$222,934	$282,700	$(61,252)	$221,448
8. Long-Term Debt
The balances of current and non-current portions of debt consist of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
(in thousands)	Current	Noncurrent	Total	Current	Noncurrent	Total
Term Loan	$14,438	$180,337	$194,775	$11,813	$188,212	$200,025
Revolver	72,378	—	72,378	39,878	—	39,878
Less: Debt financing fees	(556)	(694)	(1,250)	(556)	(972)	(1,528)
Total	$86,260	$179,643	$265,903	$51,135	$187,240	$238,375
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
Principal payments on the Term Loan Facility are due quarterly in arrears equal to installments in an aggregate annual amount equal to (i) 1.0% per annum of the original principal amount in the first year, (ii) 2.5% per annum of the original principal amount in the second year, (iii) 5.0% per annum of the original principal amount in the third year, (iv) 7.5% per annum of the original principal amount in the fourth year and (v) 10.0% per annum of the original principal amount in the fifth year, with the remaining principal due in a lump sum at the maturity date of September 25, 2024. The interest rate in effect with respect to the Term Loan Facility as of June 30, 2022 was 3.916% per annum.
The Revolving Credit Facility provides the Company with access to a $15.0 million letter of credit facility and a $5.0 million swing line facility, each of which, to the extent used, reduces borrowing availability under the Revolving Credit Facility. The Revolving Credit Facility expires on September 25, 2024, and requires a commitment fee of 0.4% on undrawn commitments paid quarterly in arrears. On April 12, 2022, the Company drew $32.5 million on its Revolving Credit Facility to fund cash payments relating to its acquisition of heloo. As of June 30, 2022, the interest rate in effect was 3.731% on outstanding borrowings under the Revolving Credit Facility. As of June 30, 2022, the Company had $17.6 million of borrowing availability under the Revolving Credit Facility.
The 2019 Credit Agreement contains certain restrictive financial covenants and also limits additional borrowings, capital expenditures, and distributions. The Company was in compliance with these covenants as of June 30, 2022. Substantially all assets of the Company's direct wholly owned subsidiary TU Midco, Inc. and its material domestic subsidiaries are pledged as collateral under this agreement, subject to certain customary exceptions.
9. Leases
Operating lease costs recorded to cost of services was $3.6 million and $7.6 million for the three and six months ended June 30, 2022. Operating lease costs recorded to selling, general, and administrative expense were immaterial.
The following table presents the weighted average remaining lease term and weighted average discount rate for the Company's operating leases as of June 30, 2022:

June 30, 2022
Weighted average remaining lease term	4.3 years
Weighted average discount rate	4.2%
The following table presents supplemental cash flow information related to the Company's operating leases:

(in thousands)	Six months ended June 30, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$7,065
ROU assets obtained in exchange for operating lease liabilities	2,880
The future lease payments on the Company's operating lease liabilities as of June 30, 2022 were as follows:

(in thousands)	June 30, 2022
2022-remainder of year	$7,063
2023	10,845
2024	9,253
2025	8,907
2026	4,375
Thereafter	4,558
Total lease payments	45,001
Less: imputed interest	(4,536)
Total lease liabilities	$40,465
10. Commitments and Contingencies
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
11. Stock-Based Compensation
The following table summarizes the stock option and restricted stock unit ("RSU") activity for the six months ended June 30, 2022:

	Options		RSUs
	Number of options	Weighted - average exercise price	Number of RSUs	Weighted - average grant date fair value
Outstanding at January 1, 2022	9,685,321	$10.53	4,179,475	$29.01
Granted	319,637	$33.73	623,893	$31.94
Exercised or released	(226,808)	$4.06	(361,290)	$23.36
Forfeited or cancelled	(840,826)	$7.03	(204,626)	$31.40
Outstanding at June 30, 2022	8,937,324	$11.85	4,237,452	$29.81
The weighted-average grant-date fair value of options granted during the six months ended June 30, 2022 was $12.15.
The majority of awards vest ratably over a three to four year period, subject to continued service. We recognize stock-based compensation expense for all awards using a graded vesting method. The following table summarizes the components of stock-based compensation expense recognized for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Cost of services	$837	$51	$1,540	$51
Selling, general, and administrative expense	18,096	133,216	36,998	133,216
Total	$18,933	$133,267	$38,538	$133,267
During the six months ended June 30, 2021, the change in control condition of our phantom shares became probable upon the IPO. As a result, the Company recognized expense in the amount of the expected cash settlement totaling $127.5 million recorded in selling, general, and administrative expense on the condensed consolidated statements of operations for the three and six months ended June 30, 2021.
As of June 30, 2022, there was $16.4 million, $78.4 million and $7.2 million of unrecognized compensation expense related to the Company’s unvested stock options, RSUs and performance stock units, respectively, that is expected to be recognized over a weighted-average period of 1.7 years, 1.8 years and 2.2 years.
12. Income Taxes
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
The Company recorded provision for (benefit from) income taxes of $2.1 million and $(7.0) million in the three months ended June 30, 2022 and 2021, respectively. The effective tax rate was 21.1% and 6.2% for the three months ended June 30, 2022 and 2021.
The Company recorded provision for (benefit from) income taxes of $8.4 million and $(3.5) million in the six months ended June 30, 2022 and 2021, respectively. The effective tax rate was 30.2% and 3.7% for the six months ended June 30, 2022 and 2021. The difference between the effective tax rates and the 21% federal statutory rate in the six months ended June 30, 2022 was primarily due to global intangible low-taxed income (“GILTI”) inclusion, tax benefits of income tax holidays in foreign jurisdiction and nondeductible compensation of officers. The difference between the effective tax rate and the 21% federal statutory rate in the six months ended June 30, 2021 was primarily due to GILTI inclusion, tax benefits of income tax holidays in foreign jurisdiction and nondeductible compensation of officers.

The Company is subject to income tax in the United States federal, state and various foreign jurisdictions. As of June 30, 2022, the tax years 2018 to 2021 are subject to examination by tax authorities.
The Company’s practice and intention are to indefinitely reinvest the earnings of its non-U.S. subsidiaries. Determination of the amount of any unrecognized deferred income tax liability on the temporary difference is not practicable because of the complexities of the hypothetical calculation.
13. Earnings Per Share
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
The following table summarizes the computation of basic and diluted EPS for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share data)	2022	2021	2022	2021
Numerator:
Net income (loss) available to common shareholders	$7,729	$(105,943)	$19,315	$(89,436)
Denominator:
Weighted-average common shares outstanding – basic	97,783,809	92,957,493	97,632,611	92,347,257
Effect of dilutive securities	5,393,377	—	6,016,995	—
Weighted-average common shares outstanding – diluted	103,177,186	92,957,493	103,649,606	92,347,257
Net income (loss) per common share:
Basic	$0.08	$(1.14)	$0.20	$(0.97)
Diluted	$0.07	$(1.14)	$0.19	$(0.97)
Since the Company was in a net loss position for the three and six months ended June 30, 2021, diluted EPS is equal to basic EPS for such periods as the inclusion of potential common stock equivalents would have been anti-dilutive. The Company excluded 3,451,178 and 2,301,997 potential common stock equivalents from the computation of diluted EPS for the three and six months ended June 30, 2022, respectively, and 58,513 and 29,256 potential common stock equivalents from the computation of diluted EPS for the three and six months ended June 30, 2021, respectively, because the effect would have been anti-dilutive. There were 4,820,581 and 5,352,056 potential common stock equivalents outstanding as of June 30, 2022 and June 30, 2021, respectively, with market conditions which were not met at that date, that were excluded from the calculation of diluted EPS.
14. Related Party
Underwriting of Offering
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
This Quarterly Report includes certain historical consolidated financial and other data for TaskUs, Inc. (“we,” “us,” “our” or the “Company”). The following discussion provides a narrative of our results of operations and financial condition for the three and six months ended June 30, 2022 and 2021.
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
2022 Developments
Acquisition of heloo
On April 15, 2022, we acquired all of the equity interests of Parsec d.o.o. and Q Experience d.o.o. (collectively, "heloo"), a Croatia-based Digital Customer Experience solutions provider to European technology companies supporting 20 languages across seven additional Eastern European countries, including Bosnia, Serbia, and Slovenia. The results of operations of heloo subsequent to the April 15, 2022 acquisition date are included in the accompanying consolidated financial statements. See Note 3, "Business Combination" in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report.
Macroeconomic Trends
Macroeconomic factors, including global economic and geopolitical developments, increased inflation rates, interest rate increases, and foreign currency exchange rate changes, have direct and indirect impacts on our results of operations that are difficult to isolate and quantify. Due to market uncertainty and potential recession or other economic challenges, many of our customers are shifting their focus from growth to cost reduction resulting in certain customers electing to shift work from our onshore locations to our offshore delivery centers or reduce vendor spend across the board. This trend has been accelerated by our clients in the cryptocurrency and equity trading spaces. These factors contributed to a deceleration in our revenue growth rate and an increase in our operating costs. We expect some or all of these factors to continue to impact our operations in the near term; however, we believe that the increased cost focus also creates meaningful opportunities with both new and existing customers.
War in Ukraine
The Russian invasion of Ukraine and resulting sanctions and other measures imposed in response thereto have increased the level of economic and political uncertainty in Eastern Europe and worldwide. We do not have employees, facilities or operations in either Russia or Ukraine; however, the continuation of the conflict or its potential expansion into surrounding geographic areas, could directly impact us, our clients, vendors or subcontractors, which could impact our operations and financial performance. We continue to monitor the situation closely to ensure business continuity plans are in place for neighboring countries where we have a presence.
Recent Financial Highlights
For the three months ended June 30, 2022, we recorded service revenue of $246.5 million, a 36.9% increase from $180.0 million for the three months ended June 30, 2021. For the six months ended June 30, 2022, we recorded service revenue of $486.1 million, a 46.0% increase from $332.9 million for the six months ended June 30, 2021.
Net income (loss) for the three months ended June 30, 2022 increased to $7.7 million from $(105.9) million for the three months ended June 30, 2021. This increase included expenses related to the one-time phantom shares bonuses and non-recurring teammate bonuses associated with our initial public offering (the "IPO") of $133.7 million during the three months ended June 30, 2021 and the impact of our continued revenue growth, partially offset by higher non-cash stock-based compensation expense, which we began recognizing upon the IPO, and the impact of foreign currency exchange rate changes. Adjusted Net Income for the three months ended June 30, 2022 increased 23.5% to $38.7 million from $31.4 million for the three months ended June 30, 2021. Adjusted EBITDA for the three months ended June 30, 2022 increased 26.2% to $55.7 million from $44.1 million for the three months ended June 30, 2021.
Net income (loss) for the six months ended June 30, 2022 increased to $19.3 million from $(89.4) million for the six months ended June 30, 2021. This increase included expenses related to the one-time phantom shares bonuses and non-recurring teammate bonuses associated with the IPO of $133.7 million during the six months ended June 30, 2021 and the impact of our continued revenue growth, partially offset by higher non-cash stock-based compensation expense, which we began recognizing upon the IPO, and the impact of foreign currency exchange rate changes. Adjusted Net Income for the six months ended June 30, 2022 increased 23.7% to $73.7 million from $59.6 million for the six months ended June 30, 2021. Adjusted EBITDA for the six months ended June 30, 2022 increased 31.3% to $109.8 million from $83.7 million for the six months ended June 30, 2021.
The operating results in any period are not necessarily indicative of the results that may be expected for any future period.
Results of Operations
Comparison of the Three Months Ended June 30, 2022 and 2021
The following tables set forth certain historical consolidated financial information for the three months ended June 30, 2022 and 2021:

	Three months ended June 30,		Period over Period Change
(in thousands, except %)	2022	2021	($)	(%)
Service revenue	$246,459	$180,022	$66,437	36.9%
Operating expenses:
Cost of services	143,538	103,798	39,740	38.3%
Selling, general, and administrative expense	68,919	177,810	(108,891)	(61.2)%
Depreciation	9,657	6,729	2,928	43.5%
Amortization of intangible assets	4,967	4,712	255	5.4%
Loss on disposal of assets	5	1	4	400.0%
Total operating expenses	227,086	293,050	(65,964)	(22.5)%
Operating income (loss)	19,373	(113,028)	132,401	(117.1)%
Other expense (income)	7,377	(1,659)	9,036	(544.7)%
Financing expenses	2,204	1,594	610	38.3%
Income (loss) before income taxes	9,792	(112,963)	122,755	(108.7)%
Provision for (benefit from) income taxes	2,063	(7,020)	9,083	(129.4)%
Net income (loss)	$7,729	$(105,943)	$113,672	(107.3)%
Service revenue
Service revenue for the three months ended June 30, 2022 and 2021 was $246.5 million and $180.0 million, respectively. Service revenue for the three months ended June 30, 2022 increased by $66.4 million or 36.9% when compared to the three months ended June 30, 2021.
Service revenue by service offering
The following table presents the breakdown of our service revenue by service offering for each period:

	Three months ended June 30,		Period over Period Change
(in thousands, except %)	2022	2021	($)	(%)
Digital Customer Experience	$167,420	$113,566	$53,854	47.4%
Content Security	46,331	42,995	3,336	7.8%
AI Services	32,708	23,461	9,247	39.4%
Service revenue	$246,459	$180,022	$66,437	36.9%

The period over period growth in Digital Customer Experience, AI Services and Content Security contributed 29.9%, 5.1% and 1.9%, respectively, of the total increase of 36.9% for the three months ended June 30, 2022.
The 47.4% growth in Digital Customer Experience was primarily driven by an increase in volume of services to our existing customers in On Demand Travel + Transportation, FinTech and Entertainment + Gaming and new customers in FinTech and Hi-Tech, as well as new customers as a result of the acquisition of heloo.
The 39.4% growth in AI Services was primarily driven by an increase in volume of services to our existing customers in Social Media and On Demand Travel + Transportation as well as new customers in HealthTech, partially offset by a decrease in volumes to existing customers in Retail + E-Commerce.
The 7.8% growth in Content Security was primarily driven by an increase in the volume of services to our existing customers in Entertainment + Gaming, Social Media and Retail + E-Commerce as well as new customers in FinTech, partially offset by a decrease in volumes in On Demand Travel + Transportation.
Service revenue by delivery geography
The majority of our service revenues are derived from contracts with clients who are either located in the United States, or with clients who are located outside of the United States but whereby the contract specifies payment in United States dollars. However, we deliver our services from multiple locations around the world.
The following table presents the breakdown of our service revenue by geographical location, based on where the services are provided, for each period:

	Three months ended June 30,		Period over Period Change
(in thousands, except %)	2022	2021	($)	(%)
Philippines	$124,322	$95,681	$28,641	29.9%
United States	74,273	58,930	15,343	26.0%
Rest of World	47,864	25,411	22,453	88.4%
Service revenue	$246,459	$180,022	$66,437	36.9%
Revenue generated from services provided from our delivery sites in the Philippines grew primarily from expansion in all three of our service offerings, including the impact of certain clients electing to shift work from the United States. Digital Customer Experience contributed 20.5% of the total increase primarily driven by customers in On Demand Travel + Transportation, FinTech and Entertainment + Gaming. Content Security contributed 5.0% of the total increase primarily driven by customers in Social Media, Entertainment + Gaming and Retail + E-Commerce. AI Services contributed 4.4% of the total increase primarily driven by customers in Social Media.
Revenue generated from services provided from our delivery sites in the United States grew primarily from expansion in two of our service offerings. Digital Customer Experience contributed 28.0% of the total increase primarily driven by customers in FinTech, Hi-Tech, On Demand Travel + Transportation and HealthTech. AI Services contributed 1.1% of the total increase primarily driven by customers in On Demand Travel + Transportation, mostly offset by customers in Retail + E-Commerce and Social Media. These increases were partially offset by a 3.1% decrease contributed by Content Security primarily driven by customers in Social Media, partially offset by customers in FinTech. Certain of our customers have elected to shift work from the United States to the Philippines and Rest of World and we expect this shift to continue through the rest of the year as we work to deliver service out of our customers' optimal geography, which allows us to serve them better in the long-term.
Revenue generated from services provided from our delivery sites in the Rest of World grew primarily from expansion in all three of our service offerings, including the impact of certain clients electing to shift work from the United States. Digital Customer Experience contributed 69.5% of the total increase primarily driven by new customers as a result of the acquisition of heloo, customers in FinTech, On Demand Travel + Transportation and Entertainment + Gaming. AI Services contributed 17.4% of the total increase primarily driven by customers in Social Media, as well as HealthTech and On Demand Travel + Transportation. Content Security contributed 1.5% of the total increase primarily driven by customers in Social Media, mostly offset by customers in FinTech and On Demand Travel + Transportation. Growth in the Rest of World was led by India, Europe and Latin America.
Operating expenses
Cost of services
Cost of services for the three months ended June 30, 2022 and 2021 was $143.5 million and $103.8 million, respectively. Cost of services for the three months ended June 30, 2022 increased by $39.7 million, or 38.3%, when compared to the three months ended June 30, 2021. The increase was primarily driven by higher personnel costs of $35.5 million, related to an increase in headcount to meet the demand in services from our customers. The remaining increase included costs associated with site expansions to support revenue growth as well as other costs associated with certain teammates operating on-site.
Selling, general, and administrative expense
Selling, general, and administrative expense for the three months ended June 30, 2022 and 2021 was $68.9 million and $177.8 million, respectively. Selling, general, and administrative expense for the three months ended June 30, 2022 decreased by $(108.9) million, or (61.2)%, when compared to the three months ended June 30, 2021. The decrease was primarily driven by lower personnel costs of $113.8 million due primarily to expenses related to the one-time phantom shares bonuses and non-recurring teammate bonuses associated with the IPO of $133.7 million, partially offset by stock-based compensation expense, increased headcount across functions in support of our growth as well as earn-out consideration recognized as compensation expense. The decrease was partially offset by investments in software and costs associated with resuming travel in the second quarter.
Depreciation
Depreciation for the three months ended June 30, 2022 and 2021 was $9.7 million and $6.7 million, respectively. The increase in depreciation is a result of capital expenditures for additional technology and computers, as well as leasehold improvements associated with site expansions to support revenue growth.
Amortization of intangible assets
Amortization of intangible assets for the three months ended June 30, 2022 and 2021 was $5.0 million and $4.7 million, respectively. The nominal increase in amortization is due to the acquisition of heloo on April 15, 2022. See Note 3, "Business Combination" in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report.
Other expense (income)
Other expense (income) for the three months ended June 30, 2022 and 2021 was $7.4 million and $(1.7) million, respectively. Changes are driven by our exposure to foreign currency exchange risk resulting from our operations in foreign geographies, primarily the Philippines, offset by economic hedges using foreign currency exchange rate forward contracts. See Item 3., “Quantitative and Qualitative Disclosures About Market Risk” for additional information on how foreign currency impacts our financial results.
Financing expenses
Financing expense for the three months ended June 30, 2022 and 2021 was $2.2 million and $1.6 million, respectively. Changes in financing expense are primarily driven by the rate of LIBOR used to calculate the interest rate of our debt and the additional $32.5 million draw on our Revolving Credit Facility on April 12, 2022 to fund cash payments relating to our acquisition of heloo. See “—Liquidity and Capital Resources—Indebtedness—2019 Credit Agreement” for additional discussion on the Term Loan Facility.
Provision for (benefit from) income taxes
Provision for (benefit from) income taxes for the three months ended June 30, 2022 and 2021 was $2.1 million and $(7.0) million, respectively. The effective tax rate for the three months ended June 30, 2022 and 2021 was 21.1% and 6.2%, respectively. There are certain items included within the provision for (benefit from) income taxes calculation which were directly related to the IPO in 2021 and not expected to recur in future periods, including certain phantom shares bonuses and equity awards made to officers which are not deductible under Section 162(m) of the Internal Revenue Code. Additionally, costs related to the issuance of stock-based compensation included within the provision for (benefit from) income taxes calculation are adjusted for Non-GAAP purposes. If those costs are removed, the provision for income taxes would have been $5.1 million and $4.4 million and the effective tax rate would have been 17.7% and 19.5% for the three months ended June 30, 2022 and 2021, respectively.
The effective tax rate in the future will depend upon the proportion of income before provision for income taxes earned in the United States and in jurisdictions with a tax rate lower than the U.S. statutory rate, as well as a number of other factors, including the impact of new legislation.

Comparison of the Six Months Ended June 30, 2022 and 2021
The following tables set forth certain historical consolidated financial information for the six months ended June 30, 2022 and 2021:

	Six months ended June 30,		Period over Period Change
(in thousands, except %)	2022	2021	($)	(%)
Service revenue	$486,139	$332,893	$153,246	46.0%
Operating expenses:
Cost of services	284,820	191,828	92,992	48.5%
Selling, general, and administrative expense	133,166	209,308	(76,142)	(36.4)%
Depreciation	18,558	12,932	5,626	43.5%
Amortization of intangible assets	9,678	9,424	254	2.7
Loss (gain) on disposal of assets	(10)	28	(38)	(135.7)%
Total operating expenses	446,212	423,520	22,692	5.4%
Operating income (loss)	39,927	(90,627)	130,554	(144.1)%
Other expense (income)	8,430	(905)	9,335	(1,031.5)%
Financing expenses	3,806	3,175	631	19.9%
Income (loss) before income taxes	27,691	(92,897)	120,588	(129.8)%
Provision for (benefit from) income taxes	8,376	(3,461)	11,837	(342.0)%
Net income (loss)	$19,315	$(89,436)	$108,751	(121.6)%
Service revenue
Service revenue for the six months ended June 30, 2022 and 2021 was $486.1 million and $332.9 million, respectively. Service revenue for the six months ended June 30, 2022 increased by $153.2 million or 46.0% when compared to the six months ended June 30, 2021.
Service revenue by service offering
The following table presents the breakdown of our service revenue by service offering for each period:

	Six months ended June 30,		Period over Period Change
(in thousands, except %)	2022	2021	($)	(%)
Digital Customer Experience	$327,151	$213,277	$113,874	53.4%
Content Security	92,183	79,122	13,061	16.5%
AI Services	66,805	40,494	26,311	65.0%
Service revenue	$486,139	$332,893	$153,246	46.0%
The year over year growth in Digital Customer Experience, AI Services and Content Security contributed 34.2%, 7.9% and 3.9%, respectively, of the total increase of 46.0% for the six months ended June 30, 2022.
The 53.4% growth in Digital Customer Experience was primarily driven by an increase in volume of services to our existing customers in FinTech, On Demand Travel + Transportation, Entertainment + Gaming and HealthTech and new customers in FinTech and Hi-Tech, as well as new customers as a result of the acquisition of heloo.
The 65.0% growth in AI Services was primarily driven by an increase in volume of services to our existing customers in Social Media and On Demand Travel + Transportation and new customers in HealthTech, partially offset by a decrease in volume of services to our existing customers in Retail + E-Commerce.
The 16.5% growth in Content Security was primarily driven by an increase in volume of services to our existing customers in FinTech, Social Media, Entertainment + Gaming and Retail + E-Commerce, partially offset by a decrease in volume of services to our existing customers in On Demand Travel + Transportation.
Service revenue by delivery geography
The majority of our service revenues are derived from contracts with clients who are either located in the United States, or with clients who are located outside of the United States but whereby the contract specifies payment in United States dollars. However, we deliver our services from multiple locations around the world.

The following table presents the breakdown of our service revenue by geographical location, based on where the services are provided, for each period:

	Six months ended June 30,		Period over Period Change
(in thousands, except %)	2022	2021	($)	(%)
Philippines	$244,402	$180,259	$64,143	35.6%
United States	153,404	109,687	43,717	39.9%
Rest of World	88,333	42,947	45,386	105.7%
Service revenue	$486,139	$332,893	$153,246	46.0%
Revenue generated from services provided from our delivery sites in the Philippines grew primarily from expansion in all three of our service offerings, including the impact of certain clients electing to shift work from the United States. Digital Customer Experience contributed 24.9% of the total increase primarily driven by customers in On Demand Travel + Transportation, FinTech and Entertainment + Gaming. Content Security contributed 6.2% of the total increase primarily driven by customers in Social Media and Retail + E-Commerce. AI Services contributed 4.5% of the total increase primarily driven by customers in Social Media, partially offset by customers in On Demand Travel + Transportation.
Revenue generated from services provided from our delivery sites in the United States grew primarily from expansion in two of our service offerings. Digital Customer Experience contributed 34.8% of the total increase primarily driven by customers in FinTech, Hi-Tech and HealthTech. AI Services contributed 6.7% of the total increase primarily driven by customers in On Demand Travel + Transportation, partially offset by customers in Retail + E-Commerce. These increases were partially offset by a 1.6% decrease contributed by Content Security primarily driven by customers in Social Media, partially offset by customers in FinTech. Certain of our customers have elected to shift work from the United States to the Philippines and Rest of World and we expect this shift to continue through the rest of the year as we work to deliver service out of our customers' optimal geography, which allows us to serve them better in the long-term.
Revenue generated from services provided from our delivery sites in the Rest of World grew primarily from expansion in in all three of our service offerings, including the impact of certain clients electing to shift work from the United States. Digital Customer Experience contributed 71.6% of the total increase primarily driven by customers in FinTech, On Demand Travel + Transportation, Entertainment + Gaming, Retail + E-Commerce as well as new customers as a result of the acquisition of heloo. AI Services contributed 25.4% of the total increase primarily driven by customers in Social Media and HealthTech. Content Security contributed 8.7% of the total increase primarily driven by customers in Social Media and Entertainment + Gaming, partially offset by customers in On Demand Travel + Transportation and FinTech. Growth in the Rest of World was led by India, Europe and Latin America.
Operating expenses
Cost of services
Cost of services for the six months ended June 30, 2022 and 2021 was $284.8 million and $191.8 million, respectively. Cost of services for the six months ended June 30, 2022 increased by $93.0 million, or 48.5%, when compared to the six months ended June 30, 2021. The increase was primarily driven by higher personnel costs of $81.7 million related to an increase in headcount to meet the demand in services from our clients. The remaining increase included costs associated with site expansions and investments in software, as well as other costs associated with certain teammates operating on-site.
Selling, general, and administrative expense
Selling, general, and administrative expense for the six months ended June 30, 2022 and 2021 was $133.2 million and $209.3 million, respectively. Selling, general, and administrative expense for the six months ended June 30, 2022 decreased by $(76.1) million, or (36.4)%, when compared to the six months ended June 30, 2021. The decrease was primarily driven by lower personnel costs of $87.1 million due primarily to expenses related to the one-time phantom shares bonuses and non-recurring teammate bonuses associated with the IPO of $133.7 million, partially offset by higher stock-based compensation expense and increased headcount across functions in support of our growth as well as earn-out consideration recognized as compensation expense. The decrease was partially offset by investments in software, as well as insurance expense and costs associated with resuming travel in the second quarter.
Depreciation
Depreciation for the six months ended June 30, 2022 and 2021 was $18.6 million and $12.9 million, respectively. The increase in depreciation is a result of capital expenditures for additional technology and computers, as well as leasehold improvements associated with site expansions to support revenue growth.

Amortization of intangible assets
Amortization of intangible assets for the six months ended June 30, 2022 and 2021 was $9.7 million and $9.4 million, respectively. The increase in amortization is due to the acquisition of heloo on April 15, 2022. See Note 3, "Business Combination" in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report.
Other expense (income)
Other expense (income) for the six months ended June 30, 2022 and 2021 was $8.4 million and $(0.9) million, respectively. Changes are driven by our exposure to foreign currency exchange risk resulting from our operations in foreign geographies, primarily the Philippines, offset by economic hedges using foreign currency exchange rate forward contracts. See Item 3., “Quantitative and Qualitative Disclosures About Market Risk” for additional information on how foreign currency impacts our financial results.
Financing expenses
Financing expense for the six months ended June 30, 2022 and 2021 was $3.8 million and $3.2 million, respectively. Changes in financing expense are primarily driven by the rate of LIBOR used to calculate the interest rate of our debt and the additional $32.5 million draw on our Revolving Credit Facility on April 12, 2022 to fund cash payments relating to our acquisition of heloo. See “—Liquidity and Capital Resources—Indebtedness—2019 Credit Agreement” for additional discussion on the Term Loan Facility.
Provision for (benefit from) income taxes
Provision for (benefit from) income taxes for the six months ended June 30, 2022 and 2021 was $8.4 million and $(3.5) million, respectively. Our effective tax rate for the six months ended June 30, 2022 and 2021 was 30.2% and 3.7%, respectively. There are certain items included within the provision for (benefit from) income taxes calculation which were directly related to the IPO in 2021 and not expected to recur in future periods, including certain phantom shares bonuses and equity awards made to officers which are not deductible under Section 162(m) of the Internal Revenue Code. Additionally, costs related to the issuance of stock-based compensation included within the provision for (benefit from) income taxes calculation are adjusted for Non-GAAP purposes. If those costs are removed, the provision for income taxes would have been $13.7 million and $8.0 million and the effective tax rate would have been 20.7% and 18.7% for the six months ended June 30, 2022 and 2021, respectively.
Revenue by Top Clients
The table below sets forth the percentage of our total service revenue derived from our largest clients for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Top ten clients	58%	63%	60%	64%
Top twenty clients	73%	77%	74%	78%
Our clients are part of the rapidly growing Digital Economy and they rely on our suite of digital solutions to drive their continued success. For our existing clients, we benefit from our ability to grow as they grow and to cross sell new solutions, further deepening our entrenchment.
For the three months ended June 30, 2022 and 2021, we generated 22% and 27%, respectively, of our service revenue from our largest client, and we generated less than 10% and 12%, respectively, of our service revenue from our second largest client. For the six months ended June 30, 2022 and 2021, we generated 23% and 28%, respectively, of our service revenue from our largest client, and we generated Less than 10% and 12%, respectively, of our service revenue from our second largest client.
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

Non-GAAP Financial Measures
We use Adjusted Net Income, Adjusted Earnings Per Share (“EPS”), EBITDA, Adjusted EBITDA, Free Cash Flow and Conversion of Adjusted EBITDA, as key measures to assess the performance of our business.
Each of the measures are not recognized under accounting principles generally accepted in the United States of America ("GAAP") and do not purport to be an alternative to net income as a measure of our performance. Such measures have limitations as analytical tools, and you should not consider any of such measures in isolation or as substitutes for our results as reported under GAAP. Additionally, Adjusted Net Income, Adjusted EPS, EBITDA, and Adjusted EBITDA exclude items that can have a significant effect on our profit or loss and should, therefore, be used in conjunction with profit or loss for the period. Our management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, these measures may not be comparable to other similarly titled measures of other companies.
Adjusted Net Income
Adjusted Net Income is a non-GAAP profitability measure that represents net income or loss for the period before the impact of amortization of intangible assets and certain items that are considered to hinder comparison of the performance of our businesses on a period-over-period basis or with other businesses. During the periods presented, we excluded from Adjusted Net Income amortization of intangible assets, transaction costs, earn-out consideration, the effect of foreign currency gains and losses, losses on disposals of assets, COVID-19 related expenses, severance costs, natural disaster costs, one-time payments associated with the IPO, stock-based compensation expense and employer payroll tax associated with equity-classified awards and the related effect on income taxes of certain pre-tax adjustments, which include costs that are required to be expensed in accordance with GAAP. Our management believes that the inclusion of supplementary adjustments to net income applied in presenting Adjusted Net Income are appropriate to provide additional information to investors about certain material non-cash items and about unusual items that we do not expect to continue at the same level in the future.
The following table reconciles net income, the most directly comparable GAAP measure, to Adjusted Net Income for the three months ended June 30, 2022 and 2021:

	Three months ended June 30,		Period over Period Change
(in thousands, except %)	2022	2021	($)	(%)
Net income (loss)	$7,729	$(105,943)	$113,672	(107.3)%
Amortization of intangible assets	4,967	4,712	255	5.4%
Transaction costs(1)	357	2,432	(2,075)	(85.3)%
Earn-out consideration(2)	1,328	—	1,328	100.0%
Foreign currency losses (gains)(3)	7,501	(1,595)	9,096	(570.3)%
Loss on disposal of assets	5	1	4	400.0%
COVID-19 related expenses(4)	—	3,711	(3,711)	(100.0)%
Severance costs(5)	821	—	821	100.0%
Phantom shares bonus(6)	—	129,362	(129,362)	(100.0)%
Teammate IPO bonus(7)	—	4,361	(4,361)	(100.0)%
Stock-based compensation expense(8)	19,042	5,771	13,271	230.0%
Tax impacts of adjustments(9)	(3,008)	(11,440)	8,432	(73.7)%
Adjusted Net Income	$38,742	$31,372	$7,370	23.5%
Net Income (Loss) Margin(10)	3.1%	(58.9)%
Adjusted Net Income Margin(10)	15.7%	17.4%

(1)	Represents non-recurring professional service fees related to the acquisition of heloo in 2022 and the preparation for public offerings that have been expensed during the period in 2021.
(2)	Represents earn-out consideration recognized as compensation expense related to the acquisition of heloo.
(3)	Realized and unrealized foreign currency losses (gains) include the effect of fair market value changes of forward contracts and remeasurement of U.S. dollar-denominated accounts to foreign currency.
(4)
Represents incremental expenses incurred related to the transition to a virtual operating model and incentive and leave pay granted to employees that are directly attributable to the COVID-19 pandemic.

(5)	Represents severance payments as a result of certain cost optimization measures we undertook during the period to restructure support roles.
(6)
Represents expense for one-time non-recurring payments of $127.5 million to vested phantom shareholders in connection with the completion of the IPO, as well as associated payroll tax and 401(k) contributions.

(7)	Represents expense for non-recurring bonus payments to certain employees in connection with the completion of the IPO.
(8)	Represents stock-based compensation expense associated with equity-classified awards, as well as associated payroll tax.
(9)
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
The following table reconciles net income, the most directly comparable GAAP measure, to Adjusted Net Income for the six months ended June 30, 2022 and 2021:

	Six months ended June 30,		Period over Period Change
(in thousands, except %)	2022	2021	($)	(%)
Net income (loss)	$19,315	$(89,436)	$108,751	(121.6)%
Amortization of intangible assets	9,678	9,424	254	2.7%
Transaction costs(1)	549	5,761	(5,212)	(90.5)%
Earn-out consideration(2)	1,328	—	1,328	100.0%
Foreign currency losses (gains)(3)	8,654	(808)	9,462	(1,171.0)%
Loss (gain) on disposal of assets	(10)	28	(38)	(135.7)%
COVID-19 related expenses(4)	—	6,105	(6,105)	(100.0)%
Severance costs(5)	821	—	821	100.0%
Natural disaster costs(6)	—	442	(442)	(100.0)%
Phantom shares bonus(7)	—	129,362	(129,362)	(100.0)%
Teammate IPO bonus(8)	—	4,361	(4,361)	(100.0)%
Stock-based compensation expense(9)	38,730	5,771	32,959	571.1%
Tax impacts of adjustments(10)	(5,358)	(11,440)	6,082	(53.2)%
Adjusted Net Income	$73,707	$59,570	$14,137	23.7%
Net Income (Loss) Margin(11)	4.0%	(26.9)%
Adjusted Net Income Margin(11)	15.2%	17.9%

(1)	Represents non-recurring professional service fees related to the acquisition of heloo in 2022 and the preparation for public offerings that have been expensed during the period in 2021.
(2)	Represents earn-out consideration recognized as compensation expense related to the acquisition of heloo.
(3)	Realized and unrealized foreign currency losses (gains) include the effect of fair market value changes of forward contracts and remeasurement of U.S. dollar-denominated accounts to foreign currency.
(4)
Represents incremental expenses incurred related to the transition to a virtual operating model and incentive and leave pay granted to employees that are directly attributable to the COVID-19 pandemic.

(5)	Represents severance payments as a result of certain cost optimization measures we undertook during the period to restructure support roles.
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
(10)
Represents tax impacts of adjustments to net income (loss) which resulted in a tax benefit during the period, including phantom shares bonus related to the IPO, and stock-based compensation expense after the IPO.

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
The following table reconciles GAAP diluted EPS, the most directly comparable GAAP measure, to Adjusted EPS for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
GAAP diluted EPS	$0.07	$(1.14)	$0.19	$(0.97)
Per share adjustments to net income (loss)(1)	0.31	1.48	0.52	1.61
Per share adjustments for GAAP anti-dilutive shares(2)	—	(0.02)	—	(0.01)
Adjusted EPS	$0.38	$0.32	$0.71	$0.63

Weighted-average common shares outstanding – diluted	103,177,186	92,957,493	103,649,606	92,347,257
GAAP anti-dilutive shares(2)	—	4,599,736	—	2,299,868
Adjusted weighted-average shares outstanding	103,177,186	97,557,229	103,649,606	94,647,125

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
Adjusted EBITDA is a non-GAAP profitability measure that represents EBITDA before certain items that are considered to hinder comparison of the performance of our businesses on a period-over-period basis or with other businesses. During the periods presented, we excluded from Adjusted EBITDA transaction costs, earn-out consideration, the effect of foreign currency gains and losses, losses on disposals of assets, COVID-19 related expenses, severance costs, natural disaster costs, one-time payments associated with the IPO and stock-based compensation expense and employer payroll tax associated with equity-classified awards, which include costs that are required to be expensed in accordance with GAAP. Our management believes that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors about certain material non-cash items and about unusual items that we do not expect to continue at the same level in the future.
The following table reconciles net income, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the three months ended June 30, 2022 and 2021:

	Three months ended June 30,		Period over Period Change
(in thousands, except %)	2022	2021	($)	(%)
Net income (loss)	$7,729	$(105,943)	$113,672	(107.3)%
Provision for (benefit from) income taxes	2,063	(7,020)	9,083	(129.4)%
Financing expenses	2,204	1,594	610	38.3%
Depreciation	9,657	6,729	2,928	43.5%
Amortization of intangible assets	4,967	4,712	255	5.4%
EBITDA	$26,620	$(99,928)	$126,548	(126.6)%
Transaction costs(1)	357	2,432	(2,075)	(85.3)%
Earn-out consideration(2)	1,328	—	1,328	100.0%
Foreign currency losses (gains)(3)	7,501	(1,595)	9,096	(570.3)%
Loss on disposal of assets	5	1	4	400.0%
COVID-19 related expenses(4)	—	3,711	(3,711)	(100.0)%
Severance costs(5)	821	—	821	100.0%
Phantom shares bonus(6)	—	129,362	(129,362)	(100.0)%
Teammate IPO bonus(7)	—	4,361	(4,361)	(100.0)%
Stock-based compensation expense(8)	19,042	5,771	13,271	230.0%
Adjusted EBITDA	$55,674	$44,115	$11,559	26.2%
Net Income (Loss) Margin(9)	3.1%	(58.9)%
Adjusted EBITDA Margin(9)	22.6%	24.5%

(1)	Represents non-recurring professional service fees related to the acquisition of heloo in 2022 and the preparation for public offerings that have been expensed during the period in 2021.
(2)	Represents earn-out consideration recognized as compensation expense related to the acquisition of heloo.
(3)	Realized and unrealized foreign currency losses (gains) include the effect of fair market value changes of forward contracts and remeasurement of U.S. dollar-denominated accounts to foreign currency.
(4)
Represents incremental expenses incurred related to the transition to a virtual operating model and incentive and leave pay granted to employees that are directly attributable to the COVID-19 pandemic.

(5)	Represents severance payments as a result of certain cost optimization measures we undertook during the period to restructure support roles.
(6)
Represents expense for one-time non-recurring payments of $127.5 million to vested phantom shareholders in connection with the completion of the IPO, as well as associated payroll tax and 401(k) contributions.

(7)	Represents expense for non-recurring bonus payments to certain employees in connection with the completion of the IPO.
(8)	Represents stock-based compensation expense associated with equity-classified awards, as well as associated payroll tax.
(9)	Net Income (Loss) Margin represents net income (loss) divided by service revenue and Adjusted EBITDA Margin represents Adjusted EBITDA divided by service revenue.
The following table reconciles net income, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the six months ended June 30, 2022 and 2021:

	Six months ended June 30,		Period over Period Change
(in thousands, except %)	2022	2021	($)	(%)
Net income (loss)	$19,315	$(89,436)	$108,751	(121.6)%
Provision for (benefit from) income taxes	8,376	(3,461)	11,837	(342.0)%
Financing expenses	3,806	3,175	631	19.9%
Depreciation	18,558	12,932	5,626	43.5%
Amortization of intangible assets	9,678	9,424	254	2.7%
EBITDA	$59,733	$(67,366)	$127,099	(188.7)%
Transaction costs(1)	549	5,761	(5,212)	(90.5)%
Earn-out consideration(2)	1,328	—	1,328	100.0%
Foreign currency losses (gains)(3)	8,654	(808)	9,462	(1,171.0)%
Loss (gain) on disposal of assets	(10)	28	(38)	(135.7)%
COVID-19 related expenses(4)	—	6,105	(6,105)	(100.0)%
Severance costs(5)	821	—	821	100.0%
Natural disaster costs(6)	—	442	(442)	(100.0)%
Phantom shares bonus(7)	—	129,362	(129,362)	(100.0)%
Teammate IPO bonus(8)	—	4,361	(4,361)	(100.0)%
Stock-based compensation expense(9)	38,730	5,771	32,959	571.1%
Adjusted EBITDA	$109,805	$83,656	$26,149	31.3%
Net Income (Loss) Margin(10)	4.0%	(26.9)%
Adjusted EBITDA Margin(10)	22.6%	25.1%

(1)
Represents non-recurring professional service fees and earn-out consideration recognized as compensation expense related to the acquisition of heloo in 2022 and the preparation for public offerings that have been expensed during the period in 2021.

(2)	Represents earn-out consideration recognized as compensation expense related to the acquisition of heloo.
(3)	Realized and unrealized foreign currency losses (gains) include the effect of fair market value changes of forward contracts and remeasurement of U.S. dollar-denominated accounts to foreign currency.
(4)
Represents incremental expenses incurred related to the transition to a virtual operating model and incentive and leave pay granted to employees that are directly attributable to the COVID-19 pandemic.

(5)	Represents severance payments as a result of certain cost optimization measures we undertook during the period to restructure support roles.
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
Free Cash Flow
Free Cash Flow is a non-GAAP liquidity measure that represents our ability to generate additional cash from our business operations. Free Cash Flow is calculated as net cash provided by operating activities in the period minus cash used for purchase of property and equipment in the period. Our management believes that the inclusion of this non-GAAP measure, when considered with our GAAP results, provides management and investors with an additional understanding of our ability to generate additional cash for ongoing business operations and other capital deployment.
The following table reconciles net income, the most directly comparable GAAP measure, to Free Cash Flow for the six months ended June 30, 2022 and 2021:

	Six months ended June 30,
	2022	2021
Net cash provided by operating activities	$72,966	$45,677
Purchase of property and equipment	(29,357)	(23,453)
Free Cash Flow	$43,609	$22,224
Conversion of Adjusted EBITDA(1)	39.7%	26.6%

(1)	Conversion of Adjusted EBITDA represents Free Cash Flow divided by Adjusted EBITDA.

Liquidity and Capital Resources
As of June 30, 2022, our principal sources of liquidity were cash and cash equivalents totaling $104.7 million, which were held for working capital purposes, as well as the available balance of our 2019 Credit Facilities, described further below. Historically, we have made investments in supporting the growth of our business, which were enabled in part by our positive cash flows from operations during these periods. We expect to continue to make similar investments in the future.
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
To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds; however, such financing may not be available on favorable terms, or at all. In particular, the evolving COVID-19 pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when desired, our business, financial condition and results of operations could be adversely affected.
Potential investments in, or acquisitions of, complementary businesses, applications or technologies, could reduce our cash and cash equivalents, require us to seek additional equity or debt financing or repatriate cash generated by our international operations that could cause us to incur withholding taxes on any distributions. Additional funds from financing arrangements may not be available on terms favorable to us or at all.
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
Indebtedness
As of June 30, 2022, our total indebtedness, net of debt financing fees was $265.9 million, including outstanding borrowings under our Revolving Credit Facility (as defined below) of $72.4 million.
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
The Term Loan Facility matures on September 25, 2024 and requires quarterly principal payments of 0.25% of the original principal amount per quarter through September 30, 2020, 0.625% of the original principal amount through September 30, 2021, 1.25% of the original principal amount through September 30, 2022, 1.875% of the original principal amount through September 30, 2023 and 2.50% of the original principal amount thereafter, with any remaining principal due in a lump sum at the maturity date. As of June 30, 2022, $194.8 million was outstanding under the Term Loan Facility. The interest rate in effect for the Term Loan Facility was 3.916% as of June 30, 2022.
The Revolving Credit Facility matures on September 25, 2024 and requires a commitment fee of 0.4% on undrawn commitments paid quarterly in arrears. As of June 30, 2022, the interest rate in effect was 3.731% on $72.4 million of outstanding borrowings under the Revolving Credit Facility. As of June 30, 2022, we had $17.6 million of borrowing availability under the Revolving Credit Facility.

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
See Note 8, “Long-Term Debt” in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our debt.
Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated:

	Six months ended June 30,
(in thousands)	2022	2021
Net cash provided by operating activities	$72,966	$45,677
Net cash used in investing activities	(52,592)	(23,453)
Net cash provided by financing activities	25,393	67,733
Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2022 was $73.0 million compared to net cash provided by operating activities of $45.7 million for the six months ended June 30, 2021. Net cash provided by operating activities for the six months ended June 30, 2022 reflects net income of $19.3 million, as well as the add back for non-cash charges totaling $75.4 million, primarily driven by $38.5 million in stock-based compensation expense, $18.6 million of depreciation and $9.7 million of amortization related to intangibles. These changes were partially offset by changes in operating assets and liabilities of $21.7 million. Net cash provided by operating activities for the six months ended June 30, 2021 reflects changes in operating assets and liabilities of $115.0 million primarily driven by a $150.5 million change in accrued payroll and employee-related liabilities due primarily to the one-time phantom shares bonuses that were accrued but not yet paid, partially offset by a $41.2 million change in accounts receivable. These changes were partially offset by the net loss of $89.4 million, reduced by the add back for non-cash charges totaling $20.1 million, primarily driven by $12.9 million of depreciation, $9.4 million of amortization related to intangibles and $5.8 million of stock-based compensation expense, partially offset by deferred taxes of $10.5 million.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2022 was $52.6 million compared to net cash used in investing activities of $23.5 million for the six months ended June 30, 2021. Net cash used in investing activities primarily consisted of investments in technology and computers as well as build-out costs associated with site expansions to support revenue growth. Net cash used in investing activities for the six months ended June 30, 2022 included the acquisition of heloo, net of cash received.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2022 was $25.4 million compared to net cash provided by financing activities of $67.7 million for the six months ended June 30, 2021. Net cash provided by financing activities for the six months ended June 30, 2022 consisted primarily of borrowings from our Revolving Credit Facility, partially offset by payments on long-term debt and payments for taxes related to net share settlement of equity awards. Net cash provided by financing activities for the six months ended June 30, 2021 consisted of proceeds from the IPO, net of underwriters' fees, partially offset by distribution of dividends and payments on long-term debt.
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
Foreign Currency Risk
Our exposure to market risk arises principally from exchange rate risk. Although substantially all of our revenues are denominated in U.S. dollars, a substantial portion of our expenses were incurred and paid in the Philippine peso in the six months ended June 30, 2022 and 2021. We also incur expenses in U.S. dollars, and currencies of the other countries in which we have operations. The exchange rates among the Philippine peso and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future.
The average exchange rate of the Philippine peso against the U.S. dollar increased from 48.24 pesos during the six months ended June 30, 2021 to 52.13 pesos during the six months ended June 30, 2022, representing a depreciation of the Philippine peso of 8.1%. Based upon our level of operations during the six months ended June 30, 2022 and excluding any forward contract arrangements that we had in place during that period, a 10% appreciation/depreciation in the Philippine Peso against the U.S. dollar would have increased or decreased our expenses incurred and paid in the Philippine Peso by approximately $18.0 million or $14.7 million, respectively, in the six months ended June 30, 2022.
In order to mitigate our exposure to foreign currency fluctuation risks and minimize the earnings and cash flow volatility associated with forecasted transactions denominated in certain foreign currencies, and economically hedge our intercompany balances and other monetary assets and liabilities denominated in currencies other than functional currencies, we enter into foreign currency forward contracts. These derivatives have not been designated as hedges under ASC No. Topic 815, Derivatives and Hedging (“ASC 815”). Changes in the fair value of these derivatives are recognized in the consolidated statements of operations and are included in other expense (income).
For the three and six months ended June 30, 2022, the realized losses of $2.1 million and $3.5 million, respectively, resulting from the settlement of forward contracts were included within other expense (income).
For the three and six months ended June 30, 2022, we had outstanding forward contracts. The forward contract payable resulting from changes in fair value was recorded under accounts payable and accrued liabilities. For the three and six months ended June 30, 2022, the unrealized losses on the forward contracts of $6.7 million and $7.5 million, respectively, were included within other expense (income).
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
Interest Rate Risk
Our exposure to market risk is influenced by the changes in interest rates paid on any outstanding balance on our borrowings, mainly under our 2019 Credit Facilities. All of our borrowings outstanding under the 2019 Credit Facilities as of June 30, 2022 accrue interest at LIBOR plus 2.25%. Our total principal balance outstanding as of June 30, 2022 was $267.2 million. Based on the outstanding balances and interest rates under the 2019 Credit Facilities as of June 30, 2022, a hypothetical 10% increase or decrease in LIBOR would cause an increase or decrease in interest expense of approximately $0.4 million over the next 12 months.
Credit Risk
As of June 30, 2022, we had accounts receivable, net of allowance for doubtful accounts, of $180.4 million, of which $54.6 million was owed by two of our clients. Collectively, these clients represented approximately 30% of our gross accounts receivable as of June 30, 2022.

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
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2022. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The information required with respect to this item can be found under Note 10, “Commitments and Contingencies” in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report and is incorporated by reference into this Item 1.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In April 2022, we issued 200,103 shares of our Class A common stock in connection with our acquisition of heloo pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act for issuances by an issuer not involving any public offering. The recipients of the securities represented their intentions to acquire the securities for investment purposes only and not with a view to, or for resale in connection with, the distribution or other disposition thereof or with any present intention of distributing or reselling any portion thereof, and restrictive legends were placed upon the issued shares. All recipients of the shares also represented, among other matters, as to their sophistication, conduct of investigation and access to information about the Company.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description

3.1
Second Amended and Restated Certificate of Incorporation of TaskUs, Inc., dated as of June 10, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 15, 2021).

3.2	Second Amended and Restated Bylaws of TaskUs, Inc., dated as of June 10, 2021 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 15, 2021).

10.1†	TaskUs, Inc. 2022 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 17, 2022).

10.2†	Form of Restricted Stock Unit Agreement under TaskUs, Inc. 2021 Omnibus Incentive Plan.

10.3†	Form of Option Agreement under TaskUs, Inc. 2021 Omnibus Incentive Plan.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document– the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

TASKUS, INC.
(Registrant)

Date:	August 9, 2022	By:	/s/ Balaji Sekar
Balaji Sekar
Chief Financial Officer
(Principal Financial Officer)
(Authorized Signatory)

Date:	August 9, 2022	By:	/s/ Steven Amaya
Steven Amaya
Senior Vice President—Finance
(Principal Accounting Officer)