Form 10-Q
period 2022-09-30
TaskUs, Inc.
filed 2022-11-08
CIK 1829864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_____________to______________
Commission File Number: 001-40482
_______________________
TaskUs, Inc.
(Exact name of registrant as specified in its charter)
_______________________

Delaware	83-1586636
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1650 Independence Drive, Suite 100 New Braunfels, Texas	78132
(Address of principal executive offices)	(Zip Code)
(888) 400-8275
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 2, 2022, the number of shares outstanding of the registrant’s common stock was as follows: Class A common stock, par value $0.01 per share: 27,542,032; Class B convertible common stock, par value $0.01 per share: 70,032,694.

TASKUS, INC.
Quarterly Report on Form 10-Q
For Quarterly Period Ended September 30, 2022

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
WEBSITE AND SOCIAL MEDIA DISCLOSURE
We use our website and our social media outlets, such as Facebook, Instagram, LinkedIn, TikTok, YouTube, and Twitter as channels of distribution of Company information. The information we post through these channels may be deemed material. Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s website at ir.taskus.com, its Facebook page at facebook.com/TaskUs/, its Instagram page at instagram.com/taskus/, its LinkedIn page at linkedin.com/company/taskus/, its TikTok page at tiktok.com/@taskusinc, its YouTube account at youtube.com/c/Taskus/, and its Twitter account at twitter.com/taskus. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the “Email Alerts” section of our investor relations website at ir.taskus.com. The contents of our website and social media channels are not, however, a part of this Quarterly Report.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TASKUS, INC.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share data)

Assets	September 30, 2022	December 31, 2021
Current assets:
Cash and cash equivalents	$122,491	$63,584
Accounts receivable, net of allowance for doubtful accounts of $3,148 and $1,819, as of September 30, 2022 and December 31, 2021, respectively	170,616	162,895
Other receivables	1,202	597
Prepaid expenses	15,573	10,939
Income tax receivable	19,441	3,863
Other current assets	5,411	4,428
Total current assets	334,734	246,306
Noncurrent assets:
Property and equipment, net	75,063	80,046
Operating lease right-of-use assets	37,787	—
Deferred tax assets	1,276	1,441
Intangibles	217,185	221,448
Goodwill	215,282	195,735
Other noncurrent assets	6,086	5,022
Total noncurrent assets	552,679	503,692
Total assets	$887,413	$749,998
Liabilities and Shareholders’ Equity
Liabilities:
Current liabilities:
Accounts payable and accrued liabilities	$43,899	$40,890
Accrued payroll and employee-related liabilities	44,129	36,670
Current portion of debt	2,322	51,135
Current portion of operating lease liabilities	11,312	—
Current portion of income tax payable	3,942	2,416
Deferred revenue	3,350	4,095
Deferred rent	—	735
Total current liabilities	108,954	135,941
Noncurrent liabilities:
Income tax payable	2,555	2,886
Long-term debt	265,818	187,240
Operating lease liabilities	29,192	—
Deferred rent	—	2,749
Accrued payroll and employee-related liabilities	2,542	1,813
Deferred tax liabilities	41,451	40,235
Other noncurrent liabilities	1,974	—
Total noncurrent liabilities	343,532	234,923
Total liabilities	452,486	370,864
Commitments and Contingencies (See Note 10)
Shareholders’ equity:
Class A common stock, $0.01 par value. Authorized 2,500,000,000; 28,811,232 and 27,431,264 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	288	275
Class B convertible common stock, $0.01 par value. Authorized 250,000,000; 70,032,694 and 70,032,694 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	700	700
Additional paid-in capital	616,645	556,418
Accumulated deficit	(151,416)	(176,096)
Accumulated other comprehensive loss	(17,588)	(2,163)
Treasury Stock	(13,702)	—
Total shareholders’ equity	434,927	379,134
Total liabilities and shareholders’ equity	$887,413	$749,998
See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Service revenue	$232,130	$201,053	$718,269	$533,946
Operating expenses:
Cost of services	134,544	112,423	419,364	304,251
Selling, general, and administrative expense	62,348	60,342	195,514	269,650
Depreciation	9,428	7,422	27,986	20,354
Amortization of intangible assets	5,087	4,711	14,765	14,135
Loss (gain) on disposal of assets	(8)	26	(18)	54
Total operating expenses	211,399	184,924	657,611	608,444
Operating income (loss)	20,731	16,129	60,658	(74,498)
Other expense	7,612	1,204	16,042	299
Financing expenses	3,859	1,633	7,665	4,808
Income (loss) before income taxes	9,260	13,292	36,951	(79,605)
Provision for (benefit from) income taxes	3,895	1,656	12,271	(1,805)
Net income (loss)	$5,365	$11,636	$24,680	$(77,800)
Net income (loss) per common share:
Basic	$0.05	$0.12	$0.25	$(0.83)
Diluted	$0.05	$0.11	$0.24	$(0.83)
Weighted-average number of common shares outstanding:
Basic	98,299,612	97,290,174	97,854,944	93,994,896
Diluted	101,920,413	109,426,011	103,073,208	93,994,896
See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income (loss)	$5,365	$11,636	$24,680	$(77,800)
Retirement benefit reserves	28	37	65	29
Foreign currency translation adjustments	(7,613)	(3,957)	(15,490)	(5,296)
Comprehensive income (loss)	$(2,220)	$7,716	$9,255	$(83,067)
See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)

	Capital stock and additional paid-in capital					Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	Class A common stock		Class B convertible common stock		Additional paid-in capital
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	—	$—	91,737,020	$917	$398,202	$(67,398)	$3,416	$335,137
Net income	—	—	—	—	—	16,507	—	16,507
Other comprehensive loss	—	—	—	—	—	—	(855)	(855)
Balance as of March 31, 2021	—	$—	91,737,020	$917	$398,202	$(50,891)	$2,561	$350,789
Issuance of Class A common stock in the initial public offering, net of underwriters' fees and offering costs	5,553,154	56	—	—	115,844	—	—	115,900
Conversion of Class B convertible common stock	9,626,846	96	(9,626,846)	(96)	—	—	—	—
Stock-based compensation expense	—	—	—	—	5,771	—	—	5,771
Distribution of dividends ($0.55 per share)	—	—	—	—	—	(50,000)	—	(50,000)
Net loss	—	—	—	—	—	(105,943)	—	(105,943)
Other comprehensive loss	—	—	—	—	—	—	(492)	(492)
Balance as of June 30, 2021	15,180,000	$152	82,110,174	$821	$519,817	$(206,834)	$2,069	$316,025
Stock-based compensation expense	—	—	—	—	19,243	—	—	19,243
Net income	—	—	—	—	—	11,636	—	11,636
Other comprehensive loss	—	—	—	—	—	—	(3,920)	(3,920)
Balance as of September 30, 2021	15,180,000	$152	82,110,174	$821	$539,060	$(195,198)	$(1,851)	$342,984

	Capital stock and additional paid-in capital					Accumulated deficit	Accumulated other comprehensive loss		Total shareholders’ equity
	Class A common stock		Class B convertible common stock		Additional paid-in capital			Treasury stock
	Shares	Amount	Shares	Amount				Amount
Balance as of December 31, 2021	27,431,264	$275	70,032,694	$700	$556,418	$(176,096)	$(2,163)	$—	$379,134
Issuance of common stock for settlement of RSUs	137,794	1	—	—	(1)	—	—	—	—
Shares withheld related to net share settlement	(45,389)	(1)	—	—	(1,468)	—	—	—	(1,469)
Stock-based compensation expense	—	—	—	—	19,605	—	—	—	19,605
Net income	—	—	—	—	—	11,586	—	—	11,586
Other comprehensive loss	—	—	—	—	—	—	(1,756)	—	(1,756)
Balance as of March 31, 2022	27,523,669	$275	70,032,694	$700	$574,554	$(164,510)	$(3,919)	$—	$407,100
Issuance of common stock for settlement of equity awards	450,304	5	—	—	915	—	—	—	920
Shares withheld related to net share settlement	(76,908)	(1)	—	—	(1,307)	—	—	—	(1,308)
Shares issued in acquisition of heloo	200,103	2	—	—	7,194	—	—	—	7,196
Stock-based compensation expense	—	—	—	—	18,933	—	—	—	18,933
Net income	—	—	—	—	—	7,729	—	—	7,729
Other comprehensive loss	—	—	—	—	—	—	(6,084)	—	(6,084)
Balance as of June 30, 2022	28,097,168	$281	70,032,694	$700	$600,289	$(156,781)	$(10,003)	$—	$434,486
Issuance of common stock for settlement of equity awards	774,758	8	—	—	1,289	—	—	—	1,297
Shares withheld related to net share settlement	(60,694)	(1)	—	—	(1,159)	—	—	—	(1,160)
Repurchase of common stock	—	—	—	—	—	—	—	(13,702)	(13,702)
Stock-based compensation expense	—	—	—	—	16,226	—	—	—	16,226
Net income	—	—	—	—	—	5,365	—	—	5,365
Other comprehensive loss	—	—	—	—	—	—	(7,585)	—	(7,585)
Balance as of September 30, 2022	28,811,232	$288	70,032,694	$700	$616,645	$(151,416)	$(17,588)	$(13,702)	$434,927
See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$24,680	$(77,800)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	27,986	20,354
Amortization of intangibles	14,765	14,135
Amortization of debt financing fees	420	387
Loss (gain) on disposal of assets	(18)	54
Provision for losses on accounts receivable	1,329	705
Unrealized foreign exchange losses on forward contracts	13,522	5,831
Deferred taxes	(39)	(9,692)
Stock-based compensation expense	54,764	25,014
Changes in operating assets and liabilities:
Accounts receivable	(6,995)	(70,560)
Other receivables, prepaid expenses, and other current assets	(8,022)	(4,753)
Operating lease right-of-use assets	9,762	—
Other noncurrent assets	(522)	(1,211)
Accounts payable and accrued liabilities	(3,941)	4,793
Accrued payroll and employee-related liabilities	10,477	24,524
Operating lease liabilities and deferred rent	(9,146)	834
Income tax payable	(13,918)	1,820
Deferred revenue	(738)	2,139
Other noncurrent liabilities	98	—
Net cash provided by (used in) operating activities	114,464	(63,426)
Cash flows from investing activities:
Purchase of property and equipment	(36,010)	(38,603)
Acquisition, net of cash acquired	(23,235)	—
Net cash used in investing activities	(59,245)	(38,603)
Cash flows from financing activities:
Proceeds from borrowings, Revolving credit facility	32,500	—
Proceeds from long-term debt	270,000	—
Payments on long-term debt	(272,403)	(3,938)
Payments for debt financing fees	(1,821)	(340)
Proceeds from issuance of common stock, net of underwriters’ fees	—	120,698
Proceeds from employee stock plans	2,217	—
Payments for offering costs	—	(4,327)
Payments for taxes related to net share settlement	(3,937)	—
Payments for stock repurchases	(13,702)	—
Distribution of dividends	—	(50,000)
Net cash provided by financing activities	12,854	62,093
Increase (decrease) in cash and cash equivalents	68,073	(39,936)
Effect of exchange rate changes on cash	(9,166)	(6,462)
Cash and cash equivalents at beginning of period	63,584	107,728
Cash and cash equivalents at end of period	$122,491	$61,330
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
The Company is a provider of outsourced digital services and next-generation customer experience to fast-growing technology companies, helping its clients represent, protect and grow their brands. The Company's global, omni-channel delivery model is focused on providing its clients three key services - Digital Customer Experience, Content Security and Artificial Intelligence (“AI”) Services (formerly known as AI Operations). The Company has designed its platform to enable it to rapidly scale and benefit from its clients’ growth. Through its agile and responsive operational model, the Company delivers services from multiple delivery sites that span globally from the United States, Philippines, and other parts of the world.
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
2. Summary of Significant Accounting Policies
(a) Basis of Presentation
The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”), includes a discussion of the significant accounting policies used in the preparation of our consolidated financial statements. Other than the adoption of the new lease accounting standard, and the business combination and treasury stock accounting policies, there have been no changes to the Company’s significant accounting policies described in the Annual Report that have had a material impact on the Company’s condensed consolidated financial statements and related notes.
These unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with US GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in the Annual Report. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2022 and its results of operations, comprehensive income (loss) and shareholders’ equity for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021. The condensed consolidated balance sheet as of December 31, 2021, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.
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
As of September 30, 2022, the impact of the novel coronavirus (“COVID-19”) pandemic, including as a result of new strains and variants of the virus and uncertainty regarding vaccines and treatments, continues to unfold. As a result, many of our estimates and assumptions required judgement and carry a higher degree of variability and volatility. We continue to closely monitor the outbreak and the impact on our operations and liquidity. As events continue to evolve and additional information becomes available, our estimates may change materially in the future.
(c) Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company has no involvement with variable interest entities.
(d) Concentration Risk
Most of the Company’s clients are located in the United States. Clients outside of the United States are concentrated in Europe.
For the three and nine months ended September 30, 2022 and 2021, the following clients represented greater than 10% of the Company’s service revenue:

Client	Service revenue percentage
	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
A	22%	27%	23%	27%
B	Less than 10%	11%	Less than 10%	11%
As of September 30, 2022 and December 31, 2021, the following clients represented greater than 10% of the Company’s accounts receivable:

	Accounts receivable percentage
Client	September 30, 2022	December 31, 2021
A	14%	22%
B	17%	12%
The Company’s principal operations, including the majority of its employees and the fixed assets owned by its wholly owned subsidiaries, are located in the Philippines.
(e) Business Combinations
The Company accounts for business combinations in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. The purchase price of the acquisition is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over those fair values is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items.
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
Our right of use (“ROU”) lease assets represent our right to use an underlying asset for the lease term and may include any advance lease payments made. Our ROU lease liabilities represent our obligation to make lease payments arising from the contractual terms of the lease. ROU lease assets and lease liabilities are recognized at the commencement of the lease and are calculated using the present value of lease payments over the lease term. Typically, lease agreements do not provide sufficient detail to arrive at an implicit interest rate. Therefore, the Company uses its estimated incremental borrowing rates (“IBR”) based on information available at the commencement date of the lease to calculate the present value of the lease payments. In estimating its IBR, the Company considers the credit rating, the lease term, the currency of the lease payments and market rates of comparable collateralized borrowings for similar terms.
(g) Share Repurchases
The Company records its repurchases of common stock at cost, including direct and incremental costs, as a separate component of shareholders' equity.
(h) Recent Accounting Pronouncements
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

Subject to heloo's EBITDA (as defined in the share purchase agreement for the acquisition) margin exceeding a minimum level, the former shareholders of heloo are eligible to receive contingent earn-out payments not to exceed EUR 20.0 million, based on a multiple of EBITDA in excess of certain prescribed EBITDA targets outlined in the purchase agreement during each of the one year periods beginning May 1, 2022 and May 1, 2023, which are payable after the first and second anniversaries from the Closing Date, respectively. The total fair value of contingent earn-out payments was determined to be $10.9 million and $7.7 million as September 30, 2022 and the acquisition date, respectively, based on a Monte Carlo simulation model, utilizing a discounted payout analysis based on probabilities and timing of achieving the prescribed targets. Since these payments are contingent on future service conditions, they will be recognized as compensation expense ratably over the required service period. For the three and nine months ended September 30, 2022, the Company recognized $3.6 million and $5.0 million, respectively, in compensation expense related to the contingent earn-out payments included in selling, general, and administrative expenses.
During the nine months ended September 30, 2022, the Company recognized $0.6 million of costs, including legal, professional, and other fees related to the acquisition, included in selling, general, and administrative expenses on the condensed consolidated statements of operations. The results of operations and the fair values of the assets acquired and liabilities assumed have been included in the condensed financial statements from the date of acquisition. This acquisition was not material to the Company's condensed consolidated financial statements for the current periods presented. Supplemental pro forma financial information has not been provided as the historical results of heloo were not material to the Company.
4. Revenue
Disaggregation of Revenue
The Company's revenues are derived from contracts with customers related to business outsourcing services that it provides. The following table presents the breakdown of the Company’s revenues by service offering:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Digital Customer Experience	$151,474	$125,310	$478,625	$338,587
Content Security	43,910	45,376	136,093	124,498
AI Services	36,746	30,367	103,551	70,861
Service revenue	$232,130	$201,053	$718,269	$533,946
The majority of the Company’s revenues are derived from contracts with customers who are located in the United States. However, the Company delivers its services from geographies outside of the United States. The following table presents the breakdown of the Company’s revenues by geographical location, based on where the services are provided from:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Philippines	$127,507	$103,837	$371,909	$284,096
United States	49,040	65,866	202,444	175,553
Rest of World	55,583	31,350	143,916	74,297
Service revenue	$232,130	$201,053	$718,269	$533,946
Contract Balances
Accounts receivable, net of allowance for doubtful accounts includes $81.5 million and $75.5 million of unbilled revenues as of September 30, 2022 and December 31, 2021, respectively.
5. Forward Contracts and Fair Value Measurement
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

The following table presents the Company's settled forward contracts and realized and unrealized losses (gains) associated with derivative contracts:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Total notional amount of settled forward contracts	$51,247	$31,800	$139,646	$77,400
Realized losses (gains) from settlement of forward contracts	$4,474	$734	$8,017	$(622)
Unrealized losses on forward contracts	$6,070	$4,101	$13,522	$5,831
The following table presents the Company's outstanding forward contracts:

(in thousands)	September 30, 2022	December 31, 2021
Total notional amount of outstanding forward contracts	$160,567	$127,200
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	Fair value measurements using
	September 30, 2022				December 31, 2021
(in thousands)	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total	Level 1 inputs	Level 2 inputs	Level 3 inputs	Total
Forward contracts payable	$—	$16,315	$—	$16,315	$—	$2,793	$—	$2,793
The Company’s derivatives are carried at fair value using various pricing models that incorporate observable market inputs, such as interest rate yield curves and currency rates, which are Level 2 inputs. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the counterparty or by the Company.
6. Property and Equipment, net
The components of property and equipment, net as of September 30, 2022 and December 31, 2021 were as follows:

(in thousands)	September 30, 2022	December 31, 2021
Leasehold improvements	$49,696	$38,024
Technology and computers	88,456	81,679
Furniture and fixtures	5,833	4,814
Construction in process	3,818	10,892
Other property and equipment	9,977	8,405
Property and equipment, gross	157,780	143,814
Accumulated depreciation	(82,717)	(63,768)
Property and equipment, net	$75,063	$80,046

The Company’s principal operations are in the Philippines where the majority of property and equipment resides under its wholly owned subsidiaries. The table below presents the Company’s total property and equipment by geographic location as of September 30, 2022 and December 31, 2021:

(in thousands)	September 30, 2022	December 31, 2021
Philippines	$40,264	$49,825
United States	9,806	10,273
Rest of World	24,993	19,948
Property and equipment, net	$75,063	$80,046
7. Goodwill and Intangibles
On April 15, 2022, the Company completed the acquisition of heloo. As a result of the acquisition, the Company recorded approximately $21.6 million of goodwill and $11.2 million of other identifiable intangible assets. See Note 3, “Business Combination” for additional information.
The changes in the carrying amount of goodwill during the period are as follows:

(in thousands)
Balance as of December 31, 2021	$195,735
Acquisition of heloo	21,582
Foreign currency translation	(2,035)
Balance as of September 30, 2022	$215,282
The components of intangible assets as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022			December 31, 2021
(in thousands)	Intangibles, Gross	Accumulated Amortization	Intangibles, Net	Intangibles, Gross	Accumulated Amortization	Intangibles, Net
Customer relationships	$250,647	$(64,664)	$185,983	$240,800	$(52,175)	$188,625
Trade name	42,195	(11,241)	30,954	41,900	(9,077)	32,823
Other intangibles	331	(83)	248	—	—	—
Total	$293,173	$(75,988)	$217,185	$282,700	$(61,252)	$221,448
8. Long-Term Debt
The balances of current and non-current portions of debt consist of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
(in thousands)	Current	Noncurrent	Total	Current	Noncurrent	Total
Term Loan	$2,700	$267,300	$270,000	$11,813	$188,212	$200,025
Revolver	—	—	—	39,878	—	39,878
Less: Debt financing fees	(378)	(1,482)	(1,860)	(556)	(972)	(1,528)
Total	$2,322	$265,818	$268,140	$51,135	$187,240	$238,375

2019 Credit Agreement
On September 25, 2019, the Company entered into a credit agreement (the “2019 Credit Agreement”) that included a $210.0 million term loan (the “2019 Term Loan Facility”) and a $40.0 million revolving credit facility (the “2019 Revolving Credit Facility” and, together with the Term Loan Facility, the “2019 Credit Facilities”). On April 30, 2021, the Company entered into Amendment No. 1 to its 2019 Credit Agreement with the existing lenders providing for $50.0 million incremental revolving credit commitments on the same terms as our existing revolving credit facility. On September 7, 2022, the Company entered into the 2022 Credit Agreement (as defined below) and the total outstanding debt under the 2019 Credit Facilities of $267.2 million was fully repaid.

2022 Credit Agreement
On September 7, 2022, the Company entered into a credit agreement (the “2022 Credit Agreement”) with both new and existing lenders which amended and restated the 2019 Credit Agreement. The 2022 Credit Agreement includes a $270.0 million term loan (the "2022 Term Loan Facility") and a $190.0 million revolving credit facility (the "2022 Revolving Credit Facility" and, together with the 2022 Term Loan Facility, the “2022 Credit Facilities”). The proceeds of the 2022 Term Loan Facility were used to repay all borrowings under the 2019 Credit Facilities, to pay related fees and expenses and for general corporate purposes (the "Refinancing"). The Refinancing was accounted for as a debt modification for existing lenders and new debt for new lenders, resulting in debt issuance costs, including amounts allocated from the 2019 Credit Facilities, of $1.9 million associated with the 2022 Term Loan Facility and $1.1 million associated with the undrawn 2022 Revolving Credit Facility. Third party fees of $0.3 million associated with the debt modification were recorded in financing expenses on the condensed consolidated statements of operations for the three and nine months ended September 30, 2022.
The 2022 Term Loan Facility matures on September 7, 2027, and commencing with the fiscal quarter ending December 31, 2022, requires quarterly principal payments of 0.25% of the original principal amount through September 30, 2023, 0.625% of the original principal amount through September 30, 2024, 1.25% of the original principal amount through September 30, 2025, 1.875% of the original principal amount through September 30, 2026 and 2.50% of the original principal amount thereafter, with the remaining principal due in a lump sum at the maturity date. Voluntary principal prepayments are permitted.
The 2022 Revolving Credit Facility provides the Company with access to a $15.0 million letter of credit facility and a $15.0 million swing line facility, each of which, to the extent used, reduces borrowing availability under the 2022 Revolving Credit Facility. The 2022 Revolving Credit Facility terminates on September 7, 2027. As of September 30, 2022, we had $190.0 million of borrowing availability under the 2022 Revolving Credit Facility.
Borrowings under the 2022 Credit Agreement, with the exception of swing line borrowings, bear interest, at our option, either at (i) an adjusted Term Secured Overnight Financing Rate ("SOFR rate") plus a margin of 2.25% per annum, subject to a Term SOFR rate floor of 0.00% or (ii) an alternative base rate plus a margin of 1.25% per annum, subject to an alternative base rate floor of 1.00%. Any borrowings under the swing line will be subject to the base rate. The 2022 Revolving Credit Facility also requires a commitment fee of 0.40% per annum of undrawn commitments to be paid quarterly in arrears. We have elected to pay interest on borrowings under the 2022 Term Loan Facility based on the SOFR rate. The interest rate in effect for the 2022 Term Loan Facility as of September 30, 2022 was 5.098% per annum.
The 2022 Credit Agreement contains a financial covenant requiring compliance with a maximum total net leverage ratio and certain other covenants, including, among other things, covenants restricting additional borrowings, investments (including acquisitions) and distributions. We were in compliance with all debt covenants as of September 30, 2022. Substantially all assets of our direct wholly owned subsidiary TU MidCo, Inc., its wholly owned subsidiary, TU BidCo, Inc. and its material wholly owned domestic subsidiaries are pledged as collateral under the 2022 Credit Agreement, subject to certain customary exceptions.
9. Leases
Operating lease costs recorded to cost of services was $3.7 million and $11.4 million for the three and nine months ended September 30, 2022. Operating lease costs recorded to selling, general, and administrative expense were immaterial.
The following table presents the weighted average remaining lease term and weighted average discount rate for the Company's operating leases as of September 30, 2022:

September 30, 2022
Weighted average remaining lease term	4.2 years
Weighted average discount rate	4.7%
The following table presents supplemental cash flow information related to the Company's operating leases:

(in thousands)	Nine months ended September 30, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	10,822
ROU assets obtained in exchange for operating lease liabilities	7,041

The future lease payments on the Company's operating lease liabilities as of September 30, 2022 were as follows:

(in thousands)	September 30, 2022
2022-remainder of year	$3,675
2023	11,769
2024	10,275
2025	9,465
2026	5,034
Thereafter	5,172
Total lease payments	45,390
Less: imputed interest	(4,886)
Total lease liabilities	$40,504
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
On February 23, 2022, a purported class action lawsuit captioned Lozada v. TaskUs, Inc. et al., No. 22-cv-1479-JPC, was filed in the United States District Court for the Southern District of New York against the Company, our Chief Executive Officer, our President, and our Chief Financial Officer. The complaint alleges that the registration statement filed in connection with the Company’s IPO and the Company’s second and third quarter 2021 earnings calls contained materially false and misleading information in violation of the federal securities laws. The complaint seeks unspecified damages and an award of costs and expenses, including reasonable attorneys’ fees, as well as equitable relief. We believe that the lawsuit is without merit and intend to defend the lawsuit vigorously. On October 20, 2022, the Court entered an order appointing Humberto Lozada as Lead Plaintiff in the lawsuit. We cannot predict at this point the length of time that this action will be ongoing or the liability, if any, which may arise therefrom.
11. Stock-Based Compensation
The following table summarizes the stock option and restricted stock unit ("RSU") activity for the nine months ended September 30, 2022:

	Options		RSUs
	Number of options	Weighted - average exercise price	Number of RSUs	Weighted - average grant date fair value
Outstanding at January 1, 2022	9,685,321	$10.53	4,179,475	$29.01
Granted	398,778	$30.62	1,052,617	$26.25
Exercised or released	(529,622)	$4.19	(833,234)	$27.27
Forfeited, cancelled or expired	(1,513,490)	$6.61	(273,750)	$32.41
Outstanding at September 30, 2022	8,040,987	$12.68	4,125,108	$28.43
The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2022 was $11.10. There were 3,373,417 performance stock units ("PSUs") outstanding at January 1, 2022 and September 30, 2022.
The following table summarizes the components of stock-based compensation expense recognized for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Cost of services	$1,149	$451	$2,689	$502
Selling, general, and administrative expense	15,077	18,792	52,075	152,008
Total	$16,226	$19,243	$54,764	$152,510

During the nine months ended September 30, 2021, the change in control condition of our phantom shares became probable upon the IPO. As a result, the Company recognized expense in the amount of the expected cash settlement totaling $127.5 million recorded in selling, general, and administrative expense on the condensed consolidated statements of operations for the nine months ended September 30, 2021.
As of September 30, 2022, there was $13.8 million, $70.9 million and $6.2 million of unrecognized compensation expense related to the Company’s unvested stock options, RSUs and PSUs, respectively, that is expected to be recognized over a weighted-average period of 1.5 years, 1.7 years and 2.0 years.
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
The Company recorded provision for income taxes of $3.9 million and $1.7 million in the three months ended September 30, 2022 and 2021, respectively. The effective tax rate was 42.1% and 12.5% for the three months ended September 30, 2022 and 2021, respectively. Nondeductible earn-out consideration of $4.9 million increased the effective tax rate for the three months ended September 30, 2022 by $1.5 million, or 15.9%.
The Company recorded provision for (benefit from) income taxes of $12.3 million and $(1.8) million in the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate was 33.2% and 2.3% for the nine months ended September 30, 2022 and 2021, respectively. The difference between the effective tax rates and the 21% federal statutory rate in the nine months ended September 30, 2022 was primarily due to global intangible low-taxed income (“GILTI”) inclusion, tax benefits of income tax holidays in foreign jurisdiction, nondeductible earn-out consideration and nondeductible compensation of officers. The difference between the effective tax rate and the 21% federal statutory rate in the nine months ended September 30, 2021 was primarily due to GILTI inclusion, tax benefits of income tax holidays in foreign jurisdiction, nondeductible transaction costs and nondeductible compensation of officers.
The Company is subject to income tax in the United States federal, state and various foreign jurisdictions. As of September 30, 2022, the tax years 2018 to 2021 are subject to examination by tax authorities.
The Company’s practice and intention are to indefinitely reinvest the earnings of its non-U.S. subsidiaries. Determination of the amount of any unrecognized deferred income tax liability on the temporary difference is not practicable because of the complexities of the hypothetical calculation.
13. Earnings Per Share
The Company has Class A common stock and Class B convertible common stock outstanding. Because the only difference between the two classes of common stock are related to voting, transfer and conversion rights, the Company has not presented earnings per share under the two-class method, as earnings per share are the same for both Class A common stock and Class B convertible common stock.
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

The following table summarizes the computation of basic and diluted EPS for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share data)	2022	2021	2022	2021
Numerator:
Net income (loss) available to common shareholders	$5,365	$11,636	$24,680	$(77,800)
Denominator:
Weighted-average common shares outstanding – basic	98,299,612	97,290,174	97,854,944	93,994,896
Effect of dilutive securities	3,620,801	12,135,837	5,218,264	—
Weighted-average common shares outstanding – diluted	101,920,413	109,426,011	103,073,208	93,994,896
Net income (loss) per common share:
Basic	$0.05	$0.12	$0.25	$(0.83)
Diluted	$0.05	$0.11	$0.24	$(0.83)
Since the Company was in a net loss position for the nine months ended September 30, 2021, diluted EPS is equal to basic EPS for that period as the inclusion of potential common stock equivalents would have been anti-dilutive. The Company excluded 3,486,107 and 12,309 potential common stock equivalents from the computation of diluted EPS for the three months ended September 30, 2022 and 2021, respectively, and 2,696,701 and 23,607 potential common stock equivalents from the computation of diluted EPS for the nine months ended September 30, 2022 and 2021, respectively, because the effect would have been anti-dilutive. There were 4,657,008 potential common stock equivalents outstanding as of September 30, 2022 with market conditions which were not met at that date, that were excluded from the calculation of diluted EPS. In addition, the Company excluded 5,578,525 potential common stock equivalents from the computation of diluted EPS for the nine months ended September 30, 2021 since the Company was in a net loss position; however, these awards would have been dilutive if the Company was in a net income position.
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
This Quarterly Report includes certain historical consolidated financial and other data for TaskUs, Inc. (“we,” “us,” “our” or the “Company”). The following discussion provides a narrative of our results of operations and financial condition for the three and nine months ended September 30, 2022 and 2021.
Overview
We are a provider of outsourced digital services and next-generation customer experience to fast-growing technology companies, helping our clients represent, protect and grow their brands. Our global, omni-channel delivery model is focused on providing our clients three key services – Digital Customer Experience, Content Security and Artificial Intelligence (“AI”) Services (formerly known as AI Operations). We have designed our platform to enable us to rapidly scale and benefit from our clients’ growth. We believe our ability to deliver “ridiculously good” outsourcing will enable us to continue to grow our client base.
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
2022 Developments
Acquisition of heloo
On April 15, 2022, we acquired all of the equity interests of Parsec d.o.o. and Q Experience d.o.o. (collectively, "heloo"), a Croatia-based Digital Customer Experience solutions provider to European technology companies supporting 20 languages across seven additional Eastern European countries, including Bosnia, Serbia, and Slovenia. The results of operations of heloo subsequent to the April 15, 2022 acquisition date are included in the accompanying condensed consolidated financial statements. See Note 3, "Business Combination" in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report.
Share Repurchase Program
On September 7, 2022, we announced that the board of directors authorized a share repurchase program, pursuant to which we may repurchase up to $100.0 million of our Class A common stock through December 31, 2024. For additional information, see Item 2 of Part II, “Unregistered Sales of Equity Securities and Use of Proceeds” of this Quarterly Report.
Macroeconomic Trends
Macroeconomic factors, including global economic and geopolitical developments, increased inflation rates, interest rate increases, and foreign currency exchange rate changes, have direct and indirect impacts on our results of operations that are difficult to isolate and quantify. Due to market uncertainty and potential recession or other economic challenges, many of our customers are shifting their focus from growth to cost reduction. This has resulted in certain customers electing to shift their delivery model in order to reduce pricing, moving work from our onshore locations to our offshore delivery centers or moving to a work-from-home model, or reducing vendor spend across the board. This trend has been accelerated by our clients in the cryptocurrency and equity trading spaces. These factors contributed to a deceleration in our revenue growth rate and an increase in our operating costs. We expect some or all of these factors to continue to impact our operations in the near term; however, we believe that the increased cost focus also creates meaningful opportunities with both new and existing customers.
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
Recent Financial Highlights
For the three months ended September 30, 2022, we recorded service revenue of $232.1 million, a 15.5% increase from $201.1 million for the three months ended September 30, 2021. For the nine months ended September 30, 2022, we recorded service revenue of $718.3 million, a 34.5% increase from $533.9 million for the nine months ended September 30, 2021.
Net income for the three months ended September 30, 2022 decreased to $5.4 million from $11.6 million for the three months ended September 30, 2021. This decrease is due primarily to the impact of foreign currency exchange rate forward contracts and rising interest rates, partially offset by the impact of our continued revenue growth. Adjusted Net Income for the three months ended September 30, 2022 increased 9.3% to $35.8 million from $32.8 million for the three months ended September 30, 2021. Adjusted EBITDA for the three months ended September 30, 2022 increased 15.3% to $55.5 million from $48.1 million for the three months ended September 30, 2021.
Net income (loss) for the nine months ended September 30, 2022 increased to $24.7 million from $(77.8) million for the nine months ended September 30, 2021. This increase included expenses related to the one-time phantom shares bonuses and non-recurring teammate bonuses associated with the IPO of $133.7 million during the nine months ended September 30, 2021 and the impact of our continued revenue growth, partially offset by higher non-cash stock-based compensation expense, which we began recognizing upon the IPO, the impact of foreign currency exchange rate forward contracts and rising interest rates. Adjusted Net Income for the nine months ended September 30, 2022 increased 18.6% to $109.5 million from $92.3 million for the nine months ended September 30, 2021. Adjusted EBITDA for the nine months ended September 30, 2022 increased 25.4% to $165.3 million from $131.8 million for the nine months ended September 30, 2021. Free Cash Flow for the nine months ended September 30, 2022 increased to $78.5 million from $(102.0) million for the nine months ended September 30, 2021.
The operating results in any period are not necessarily indicative of the results that may be expected for any future period.
Results of Operations
Comparison of the Three Months Ended September 30, 2022 and 2021
The following tables set forth certain historical consolidated financial information for the three months ended September 30, 2022 and 2021:

	Three months ended September 30,		Period over Period Change
(in thousands, except %)	2022	2021	($)	(%)
Service revenue	$232,130	$201,053	$31,077	15.5%
Operating expenses:
Cost of services	134,544	112,423	22,121	19.7%
Selling, general, and administrative expense	62,348	60,342	2,006	3.3%
Depreciation	9,428	7,422	2,006	27.0%
Amortization of intangible assets	5,087	4,711	376	8.0%
Loss (gain) on disposal of assets	(8)	26	(34)	(130.8)%
Total operating expenses	211,399	184,924	26,475	14.3%
Operating income	20,731	16,129	4,602	28.5%
Other expense	7,612	1,204	6,408	532.2%
Financing expenses	3,859	1,633	2,226	136.3%
Income before income taxes	9,260	13,292	(4,032)	(30.3)%
Provision for income taxes	3,895	1,656	2,239	135.2%
Net income	$5,365	$11,636	$(6,271)	(53.9)%
Service revenue
Service revenue for the three months ended September 30, 2022 and 2021 was $232.1 million and $201.1 million, respectively. Service revenue for the three months ended September 30, 2022 increased by $31.1 million, or 15.5%, when compared to the three months ended September 30, 2021.

Service revenue by service offering
The following table presents the breakdown of our service revenue by service offering for each period:

	Three months ended September 30,		Period over Period Change
(in thousands, except %)	2022	2021	($)	(%)
Digital Customer Experience	$151,474	$125,310	$26,164	20.9%
Content Security	43,910	45,376	(1,466)	(3.2)%
AI Services	36,746	30,367	6,379	21.0%
Service revenue	$232,130	$201,053	$31,077	15.5%
The period over period growth in Digital Customer Experience and AI Services contributed 13.0% and 3.2%, respectively, while the decline in Content Security contributed (0.7)%, of the total increase of 15.5% for the three months ended September 30, 2022.
The 20.9% growth in Digital Customer Experience was primarily driven by an increase in volume of services to existing customers in On Demand Travel + Transportation and Entertainment + Gaming and new customers in On Demand Travel + Transportation and Hi-Tech, as well as new customers as a result of the acquisition of heloo, partially offset by a decrease in volumes with existing customers in FinTech and Social Media.
The 21.0% growth in AI Services was primarily driven by an increase in volume of services to existing customers in Social Media and On Demand Travel + Transportation as well as new customers in HealthTech, partially offset by a decrease in volumes with existing customers in Retail + E-Commerce.
The (3.2)% decline in Content Security was primarily driven by a decrease in volume of services to existing customers in Social Media and On Demand Travel + Transportation, partially offset by an increase in volumes with existing customers in Entertainment + Gaming and Retail + E-Commerce, as well as new customers in FinTech.
Service revenue by delivery geography
We deliver our services from multiple locations around the world; however, the majority of our service revenues are derived from contracts that require payment in United States dollars, regardless of whether the clients are located in the United States.
The following table presents the breakdown of our service revenue by geographical location, based on where the services are provided, for each period:

	Three months ended September 30,		Period over Period Change
(in thousands, except %)	2022	2021	($)	(%)
Philippines	$127,507	$103,837	$23,670	22.8%
United States	49,040	65,866	(16,826)	(25.5)%
Rest of World	55,583	31,350	24,233	77.3%
Service revenue	$232,130	$201,053	$31,077	15.5%
Revenue generated from services provided from our delivery sites in the Philippines grew primarily from expansion in all three of our service offerings, including the impact of certain clients electing to shift work from the United States. Digital Customer Experience contributed 11.9% of the total increase primarily driven by customers in On Demand Travel + Transportation, Entertainment + Gaming and Retail + E-Commerce. Content Security contributed 8.5% of the total increase primarily driven by customers in Social Media. AI Services contributed 2.4% of the total increase primarily driven by customers in Social Media, partially offset by decreases with customers in On Demand Travel + Transportation.
Revenue generated from services provided from our delivery sites in the United States declined primarily from reductions in all three of our service offerings. Certain of our customers have elected to shift work from the United States to the Philippines and Rest of World and we expect this shift to continue through the rest of the year as we work to deliver service out of our customers' optimal geography, which allows us to serve them better in the long-term. Content Security contributed 20.3% of the total decrease primarily driven by customers in Social Media, partially offset by increases with customers in FinTech. Digital Customer Experience contributed 4.3% of the total decrease primarily driven by customers in FinTech and Social Media, partially offset by increases with customers in Hi-Tech, On Demand Travel + Transportation and Entertainment + Gaming. AI Services contributed 0.9% of the total decrease primarily driven by customers in Retail + E-Commerce and Social Media, mostly offset by increases with customers in On Demand Travel + Transportation.
Revenue generated from services provided from our delivery sites in the Rest of World grew primarily from expansion in all three of our service offerings, including the impact of certain clients electing to shift work from the United States. Digital

Customer Experience contributed 53.5% of the total increase primarily driven by new customers as a result of the acquisition of heloo, customers in FinTech, On Demand Travel + Transportation and Entertainment + Gaming. AI Services contributed 14.3% of the total increase primarily driven by customers in Social Media. Content Security contributed 9.5% of the total increase primarily driven by customers in Social Media and Entertainment + Gaming, partially offset by decreases with customers in FinTech and On Demand Travel + Transportation. Growth in the Rest of World was led by India and Europe.
Operating expenses
Cost of services
Cost of services for the three months ended September 30, 2022 and 2021 was $134.5 million and $112.4 million, respectively. Cost of services for the three months ended September 30, 2022 increased by $22.1 million, or 19.7%, when compared to the three months ended September 30, 2021. The increase was primarily driven by higher personnel costs of $17.4 million, related to an increase in headcount to meet the demand in services from our customers. The remaining increase included costs associated with site expansions and investments in software to support revenue growth.
Selling, general, and administrative expense
Selling, general, and administrative expense for the three months ended September 30, 2022 and 2021 was $62.3 million and $60.3 million, respectively. Selling, general, and administrative expense for the three months ended September 30, 2022 increased by $2.0 million, or 3.3%, when compared to the three months ended September 30, 2021. The increase was primarily driven by higher personnel costs of $1.0 million due primarily to increased headcount across functions in support of our growth as well as earn-out consideration recognized as compensation expense, partially offset by a reduction in stock-based compensation expense as awards issued at, and prior to, the IPO began vesting. The remaining increase included investments in software.
Depreciation
Depreciation for the three months ended September 30, 2022 and 2021 was $9.4 million and $7.4 million, respectively. The increase in depreciation is a result of capital expenditures for additional technology and computers, as well as leasehold improvements associated with site expansions to support revenue growth.
Amortization of intangible assets
Amortization of intangible assets for the three months ended September 30, 2022 and 2021 was $5.1 million and $4.7 million, respectively. The increase in amortization is due to the acquisition of heloo on April 15, 2022. See Note 3, "Business Combination" in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report.
Other expense
Other expense for the three months ended September 30, 2022 and 2021 was $7.6 million and $1.2 million, respectively. Changes are driven by our exposure to foreign currency exchange risk resulting from our operations in foreign geographies, primarily the Philippines, offset by economic hedges using foreign currency exchange rate forward contracts. See Part I, Item 3., “Quantitative and Qualitative Disclosures About Market Risk” in this Quarterly Report for additional information on how foreign currency impacts our financial results.
Financing expenses
Financing expense for the three months ended September 30, 2022 and 2021 was $3.9 million and $1.6 million, respectively. Changes in financing expense are primarily driven by the rate of SOFR and LIBOR used to calculate the interest rate of our debt and the additional $32.5 million draw on our Revolving Credit Facility on April 12, 2022 to fund cash payments relating to our acquisition of heloo. See “—Liquidity and Capital Resources—Indebtedness—2019 Credit Agreement” and “—2022 Credit Agreement” for additional discussion.
Provision for income taxes
Provision for income taxes for the three months ended September 30, 2022 and 2021 was $3.9 million and $1.7 million, respectively. The effective tax rate for the three months ended September 30, 2022 and 2021 was 42.1% and 12.5%, respectively. There are certain items included within the provision for income taxes calculation which were directly related to the IPO in 2021 and not expected to recur in future periods, including certain phantom shares bonuses and equity awards made to officers which are not deductible under Section 162(m) of the Internal Revenue Code. Additionally, costs related to the issuance of stock-based compensation and costs related to the acquisition of heloo within the provision for income taxes calculation are adjusted for Non-GAAP purposes. If those costs are removed, the provision for income taxes would have been $6.4 million and $6.3 million and the effective tax rate would have been 20.9% and 19.4% for the three months ended September 30, 2022 and 2021, respectively.

The effective tax rate in the future will depend upon the proportion of income before provision for income taxes earned in the United States and in jurisdictions with a tax rate lower than the U.S. statutory rate, as well as a number of other factors, including the impact of new legislation.
Comparison of the Nine Months Ended September 30, 2022 and 2021
The following tables set forth certain historical consolidated financial information for the nine months ended September 30, 2022 and 2021:

	Nine months ended September 30,		Period over Period Change
(in thousands, except %)	2022	2021	($)	(%)
Service revenue	$718,269	$533,946	$184,323	34.5%
Operating expenses:
Cost of services	419,364	304,251	115,113	37.8%
Selling, general, and administrative expense	195,514	269,650	(74,136)	(27.5)%
Depreciation	27,986	20,354	7,632	37.5%
Amortization of intangible assets	14,765	14,135	630	4.5
Loss (gain) on disposal of assets	(18)	54	(72)	(133.3)%
Total operating expenses	657,611	608,444	49,167	8.1%
Operating income (loss)	60,658	(74,498)	135,156	(181.4)%
Other expense	16,042	299	15,743	5,265.2%
Financing expenses	7,665	4,808	2,857	59.4%
Income (loss) before income taxes	36,951	(79,605)	116,556	(146.4)%
Provision for (benefit from) income taxes	12,271	(1,805)	14,076	(779.8)%
Net income (loss)	$24,680	$(77,800)	$102,480	(131.7)%
Service revenue
Service revenue for the nine months ended September 30, 2022 and 2021 was $718.3 million and $533.9 million, respectively. Service revenue for the nine months ended September 30, 2022 increased by $184.3 million, or 34.5%, when compared to the nine months ended September 30, 2021.
Service revenue by service offering
The following table presents the breakdown of our service revenue by service offering for each period:

	Nine months ended September 30,		Period over Period Change
(in thousands, except %)	2022	2021	($)	(%)
Digital Customer Experience	$478,625	$338,587	$140,038	41.4%
Content Security	136,093	124,498	11,595	9.3%
AI Services	103,551	70,861	32,690	46.1%
Service revenue	$718,269	$533,946	$184,323	34.5%
The year over year growth in Digital Customer Experience, AI Services and Content Security contributed 26.2%, 6.1% and 2.2%, respectively, of the total increase of 34.5% for the nine months ended September 30, 2022.
The 41.4% growth in Digital Customer Experience was primarily driven by an increase in volume of services to existing customers in On Demand Travel + Transportation, FinTech, Entertainment + Gaming and HealthTech and new customers in Hi-Tech, as well as new customers as a result of the acquisition of heloo.
The 46.1% growth in AI Services was primarily driven by an increase in volume of services to existing customers in Social Media and On Demand Travel + Transportation.
The 9.3% growth in Content Security was primarily driven by an increase in volume of services to existing customers in Entertainment + Gaming, FinTech and Retail + E-Commerce, partially offset by a decrease in volumes with existing customers in On Demand Travel + Transportation.
Service revenue by delivery geography
We deliver our services from multiple locations around the world; however, the majority of our service revenues are derived from contracts that require payment in United States dollars, regardless of whether the clients are located in the United States.

The following table presents the breakdown of our service revenue by geographical location, based on where the services are provided, for each period:

	Nine months ended September 30,		Period over Period Change
(in thousands, except %)	2022	2021	($)	(%)
Philippines	$371,909	$284,096	$87,813	30.9%
United States	202,444	175,553	26,891	15.3%
Rest of World	143,916	74,297	69,619	93.7%
Service revenue	$718,269	$533,946	$184,323	34.5%
Revenue generated from services provided from our delivery sites in the Philippines grew primarily from expansion in all three of our service offerings, including the impact of certain clients electing to shift work from the United States. Digital Customer Experience contributed 20.2% of the total increase primarily driven by customers in On Demand Travel + Transportation, FinTech, Entertainment + Gaming and Retail + E-Commerce. Content Security contributed 7.0% of the total increase primarily driven by customers in Social Media and Retail + E-Commerce. AI Services contributed 3.7% of the total increase primarily driven by customers in Social Media, partially offset by customers in On Demand Travel + Transportation.
Revenue generated from services provided from our delivery sites in the United States grew primarily from expansion in two of our service offerings. Certain of our customers have elected to shift work from the United States to the Philippines and Rest of World and we expect this shift to continue through the rest of the year as we work to deliver service out of our customers' optimal geography, which allows us to serve them better in the long-term. Digital Customer Experience contributed 20.1% of the total increase primarily driven by customers in Hi-Tech, FinTech, On Demand Travel + Transportation and HealthTech. AI Services contributed 3.8% of the total increase primarily driven by customers in On Demand Travel + Transportation, partially offset by customers in Retail + E-Commerce and Social Media. These increases were partially offset by an 8.6% decrease contributed by Content Security primarily driven by customers in Social Media, partially offset by customers in FinTech.
Revenue generated from services provided from our delivery sites in the Rest of World grew primarily from expansion in in all three of our service offerings, including the impact of certain clients electing to shift work from the United States. Digital Customer Experience contributed 64.0% of the total increase primarily driven by customers in FinTech, On Demand Travel + Transportation and Entertainment + Gaming, as well as new customers as a result of the acquisition of heloo. AI Services contributed 20.7% of the total increase primarily driven by customers in Social Media, HealthTech and On Demand Travel + Transportation. Content Security contributed 9.0% of the total increase primarily driven by customers in Social Media and Entertainment + Gaming, partially offset by customers in On Demand Travel + Transportation and FinTech. Growth in the Rest of World was led by India, Europe and Latin America.
Operating expenses
Cost of services
Cost of services for the nine months ended September 30, 2022 and 2021 was $419.4 million and $304.3 million, respectively. Cost of services for the nine months ended September 30, 2022 increased by $115.1 million, or 37.8%, when compared to the nine months ended September 30, 2021. The increase was primarily driven by higher personnel costs of $99.2 million related to an increase in headcount to meet the demand in services from our clients. The remaining increase included costs associated with site expansions and investments in software, as well as other costs associated with certain teammates operating on-site.
Selling, general, and administrative expense
Selling, general, and administrative expense for the nine months ended September 30, 2022 and 2021 was $195.5 million and $269.7 million, respectively. Selling, general, and administrative expense for the nine months ended September 30, 2022 decreased by $(74.1) million, or (27.5)%, when compared to the nine months ended September 30, 2021. The decrease was primarily driven by lower personnel costs of $86.1 million due primarily to expenses related to the one-time phantom shares bonuses and non-recurring teammate bonuses associated with the IPO of $133.7 million, partially offset by higher stock-based compensation expense and increased headcount across functions in support of our growth. The decrease was partially offset by investments in software, as well as costs associated with resuming travel and insurance expense.
Depreciation
Depreciation for the nine months ended September 30, 2022 and 2021 was $28.0 million and $20.4 million, respectively. The increase in depreciation is a result of capital expenditures for additional technology and computers, as well as leasehold improvements associated with site expansions to support revenue growth.

Amortization of intangible assets
Amortization of intangible assets for the nine months ended September 30, 2022 and 2021 was $14.8 million and $14.1 million, respectively. The increase in amortization is due to the acquisition of heloo on April 15, 2022. See Note 3, "Business Combination" in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report.
Other expense
Other expense for the nine months ended September 30, 2022 and 2021 was $16.0 million and $0.3 million, respectively. Changes are driven by our exposure to foreign currency exchange risk resulting from our operations in foreign geographies, primarily the Philippines, offset by economic hedges using foreign currency exchange rate forward contracts. See Part I, Item 3., “Quantitative and Qualitative Disclosures About Market Risk” in this Quarterly Report for additional information on how foreign currency impacts our financial results.
Financing expenses
Financing expense for the nine months ended September 30, 2022 and 2021 was $7.7 million and $4.8 million, respectively. Changes in financing expense are primarily driven by the rate of SOFR and LIBOR used to calculate the interest rate of our debt and the additional $32.5 million draw on our Revolving Credit Facility on April 12, 2022 to fund cash payments relating to our acquisition of heloo. See “—Liquidity and Capital Resources—Indebtedness—2019 Credit Agreement” and "—2022 Credit Agreement" for additional discussion on the Term Loan Facility.
Provision for (benefit from) income taxes
Provision for (benefit from) income taxes for the nine months ended September 30, 2022 and 2021 was $12.3 million and $(1.8) million, respectively. Our effective tax rate for the nine months ended September 30, 2022 and 2021 was 33.2% and 2.3%, respectively. There are certain items included within the provision for (benefit from) income taxes calculation which were directly related to the IPO in 2021 and not expected to recur in future periods, including certain phantom shares bonuses and equity awards made to officers which are not deductible under Section 162(m) of the Internal Revenue Code. Additionally, costs related to the issuance of stock-based compensation and costs related to the acquisition of heloo within the provision for (benefit from) income taxes calculation are adjusted for Non-GAAP purposes. If those costs are removed, the provision for income taxes would have been $20.1 million and $14.3 million and the effective tax rate would have been 20.8% and 19.0% for the nine months ended September 30, 2022 and 2021, respectively.
Revenue by Top Clients
The table below sets forth the percentage of our total service revenue derived from our largest clients for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Top ten clients	56%	61%	58%	63%
Top twenty clients	70%	76%	72%	76%
Our clients are part of the rapidly growing Digital Economy and they rely on our suite of digital solutions to drive their continued success. For our existing clients, we benefit from our ability to grow as they grow and to cross sell new solutions, further deepening our entrenchment.
For the three months ended September 30, 2022 and 2021, we generated 22% and 27%, respectively, of our service revenue from our largest client, and we generated less than 10% and 11%, respectively, of our service revenue from our second largest client. For the nine months ended September 30, 2022 and 2021, we generated 23% and 27%, respectively, of our service revenue from our largest client, and we generated less than 10% and 11%, respectively, of our service revenue from our second largest client.
We continue to identify and target high growth industry verticals and clients. Our strategy is to acquire new clients and further grow with our existing ones in order to achieve meaningful client and revenue diversification over time.
Foreign Currency
As a global company, we face exposure to movements in foreign currency exchange rates. Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenue, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into U.S. dollars. See Part I, Item 3., “Quantitative and Qualitative

Disclosures About Market Risk” in this Quarterly Report for additional information on how foreign currency impacts our financial results.
Non-GAAP Financial Measures
We use Adjusted Net Income, Adjusted Earnings Per Share (“EPS”), EBITDA, Adjusted EBITDA, Free Cash Flow and Conversion of Adjusted EBITDA, as key measures to assess the performance of our business.
Each of the measures are not recognized under accounting principles generally accepted in the United States of America ("GAAP") and do not purport to be an alternative to net income or cash flow as a measure of our performance. Such measures have limitations as analytical tools, and you should not consider any of such measures in isolation or as substitutes for our results as reported under GAAP. Additionally, Adjusted Net Income, Adjusted EPS, EBITDA, and Adjusted EBITDA exclude items that can have a significant effect on our profit or loss and should, therefore, be used in conjunction with profit or loss for the period. Our management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, these measures may not be comparable to other similarly titled measures of other companies.
Adjusted Net Income
Adjusted Net Income is a non-GAAP profitability measure that represents net income or loss for the period before the impact of amortization of intangible assets and certain items that are considered to hinder comparison of the performance of our businesses on a period-over-period basis or with other businesses. During the periods presented, we excluded from Adjusted Net Income amortization of intangible assets, transaction costs, earn-out consideration, the effect of foreign currency gains and losses, gains and losses on disposals of assets, COVID-19 related expenses, severance costs, natural disaster costs, one-time payments associated with the IPO, stock-based compensation expense and employer payroll tax associated with equity-classified awards and the related effect on income taxes of certain pre-tax adjustments, which include costs that are required to be expensed in accordance with GAAP. Our management believes that the inclusion of supplementary adjustments to net income applied in presenting Adjusted Net Income are appropriate to provide additional information to investors about certain material non-cash items and about unusual items that we do not expect to continue at the same level in the future.
The following table reconciles net income, the most directly comparable GAAP measure, to Adjusted Net Income for the three months ended September 30, 2022 and 2021:

	Three months ended September 30,		Period over Period Change
(in thousands, except %)	2022	2021	($)	(%)
Net income	$5,365	$11,636	$(6,271)	(53.9)%
Amortization of intangible assets	5,087	4,711	376	8.0%
Transaction costs(1)	39	488	(449)	(92.0)%
Earn-out consideration(2)	3,648	—	3,648	100.0%
Foreign currency losses(3)	7,713	1,285	6,428	500.2%
Loss (gain) on disposal of assets	(8)	26	(34)	(130.8)%
Stock-based compensation expense(4)	16,430	19,243	(2,813)	(14.6)%
Tax impacts of adjustments(5)	(2,469)	(4,632)	2,163	(46.7)%
Adjusted Net Income	$35,805	$32,757	$3,048	9.3%
Net Income Margin(6)	2.3%	5.8%
Adjusted Net Income Margin(6)	15.4%	16.3%

(1)	Represents non-recurring professional service fees related to the acquisition of heloo in 2022 and the preparation for public offerings that have been expensed during the period in 2021.
(2)	Represents earn-out consideration recognized as compensation expense related to the acquisition of heloo.
(3)	Realized and unrealized foreign currency losses include the effect of fair market value changes of forward contracts and remeasurement of U.S. dollar-denominated accounts to foreign currency.
(4)	Represents stock-based compensation expense associated with equity-classified awards, as well as associated payroll tax.
(5)
Represents tax impacts of adjustments to net income which resulted in a tax benefit during the period. These adjustments include stock-based compensation expense and earn-out consideration after the IPO.

(6)	Net Income Margin represents net income divided by service revenue and Adjusted Net Income Margin represents Adjusted Net Income divided by service revenue.
The following table reconciles net income (loss), the most directly comparable GAAP measure, to Adjusted Net Income for the nine months ended September 30, 2022 and 2021:

	Nine months ended September 30,		Period over Period Change
(in thousands, except %)	2022	2021	($)	(%)
Net income (loss)	$24,680	$(77,800)	$102,480	(131.7)%
Amortization of intangible assets	14,765	14,135	630	4.5%
Transaction costs(1)	588	6,249	(5,661)	(90.6)%
Earn-out consideration(2)	4,976	—	4,976	100.0%
Foreign currency losses(3)	16,367	477	15,890	3,331.2%
Loss (gain) on disposal of assets	(18)	54	(72)	(133.3)%
COVID-19 related expenses(4)	—	6,105	(6,105)	(100.0)%
Severance costs(5)	821	—	821	100.0%
Natural disaster costs(6)	—	442	(442)	(100.0)%
Phantom shares bonus(7)	—	129,362	(129,362)	(100.0)%
Teammate IPO bonus(8)	—	4,361	(4,361)	(100.0)%
Stock-based compensation expense(9)	55,160	25,014	30,146	120.5%
Tax impacts of adjustments(10)	(7,827)	(16,072)	8,245	(51.3)%
Adjusted Net Income	$109,512	$92,327	$17,185	18.6%
Net Income (Loss) Margin(11)	3.4%	(14.6)%
Adjusted Net Income Margin(11)	15.2%	17.3%

(1)	Represents non-recurring professional service fees related to the acquisition of heloo in 2022 and the preparation for public offerings that have been expensed during the period in 2021.
(2)	Represents earn-out consideration recognized as compensation expense related to the acquisition of heloo.
(3)	Realized and unrealized foreign currency losses include the effect of fair market value changes of forward contracts and remeasurement of U.S. dollar-denominated accounts to foreign currency.
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
(10)
Represents tax impacts of adjustments to net income (loss) which resulted in a tax benefit during the period, including phantom shares bonus related to the IPO, and stock-based compensation expense and earn-out consideration after the IPO.

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

The following table reconciles GAAP diluted EPS, the most directly comparable GAAP measure, to Adjusted EPS for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
GAAP diluted EPS	$0.05	$0.11	$0.24	$(0.83)
Per share adjustments to net income (loss)(1)	0.30	0.19	0.82	1.81
Per share adjustments for GAAP anti-dilutive shares(2)	—	—	—	(0.05)
Adjusted EPS	$0.35	$0.30	$1.06	$0.93

Weighted-average common shares outstanding – diluted	101,920,413	109,426,011	103,073,208	93,994,896
GAAP anti-dilutive shares(2)	—	—	—	5,578,525
Adjusted weighted-average shares outstanding	101,920,413	109,426,011	103,073,208	99,573,421

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
Adjusted EBITDA is a non-GAAP profitability measure that represents EBITDA before certain items that are considered to hinder comparison of the performance of our businesses on a period-over-period basis or with other businesses. During the periods presented, we excluded from Adjusted EBITDA transaction costs, earn-out consideration, the effect of foreign currency gains and losses, gains and losses on disposals of assets, COVID-19 related expenses, severance costs, natural disaster costs, one-time payments associated with the IPO and stock-based compensation expense and employer payroll tax associated with equity-classified awards, which include costs that are required to be expensed in accordance with GAAP. Our management believes that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors about certain material non-cash items and about unusual items that we do not expect to continue at the same level in the future.
The following table reconciles net income, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the three months ended September 30, 2022 and 2021:

	Three months ended September 30,		Period over Period Change
(in thousands, except %)	2022	2021	($)	(%)
Net income	$5,365	$11,636	$(6,271)	(53.9)%
Provision for income taxes	3,895	1,656	2,239	135.2%
Financing expenses	3,859	1,633	2,226	136.3%
Depreciation	9,428	7,422	2,006	27.0%
Amortization of intangible assets	5,087	4,711	376	8.0%
EBITDA	$27,634	$27,058	$576	2.1%
Transaction costs(1)	39	488	(449)	(92.0)%
Earn-out consideration(2)	3,648	—	3,648	100.0%
Foreign currency losses(3)	7,713	1,285	6,428	500.2%
Loss (gain) on disposal of assets	(8)	26	(34)	(130.8)%
Stock-based compensation expense(4)	16,430	19,243	(2,813)	(14.6)%
Adjusted EBITDA	$55,456	$48,100	$7,356	15.3%
Net Income Margin(5)	2.3%	5.8%
Adjusted EBITDA Margin(5)	23.9%	23.9%

(1)	Represents non-recurring professional service fees related to the acquisition of heloo in 2022 and the preparation for public offerings that have been expensed during the period in 2021.
(2)	Represents earn-out consideration recognized as compensation expense related to the acquisition of heloo.
(3)	Realized and unrealized foreign currency losses include the effect of fair market value changes of forward contracts and remeasurement of U.S. dollar-denominated accounts to foreign currency.
(4)	Represents stock-based compensation expense associated with equity-classified awards, as well as associated payroll tax.
(5)	Net Income Margin represents net income divided by service revenue and Adjusted EBITDA Margin represents Adjusted EBITDA divided by service revenue.
The following table reconciles net income (loss), the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the nine months ended September 30, 2022 and 2021:

	Nine months ended September 30,		Period over Period Change
(in thousands, except %)	2022	2021	($)	(%)
Net income (loss)	$24,680	$(77,800)	$102,480	(131.7)%
Provision for (benefit from) income taxes	12,271	(1,805)	14,076	(779.8)%
Financing expenses	7,665	4,808	2,857	59.4%
Depreciation	27,986	20,354	7,632	37.5%
Amortization of intangible assets	14,765	14,135	630	4.5%
EBITDA	$87,367	$(40,308)	$127,675	(316.7)%
Transaction costs(1)	588	6,249	(5,661)	(90.6)%
Earn-out consideration(2)	4,976	—	4,976	100.0%
Foreign currency losses(3)	16,367	477	15,890	3,331.2%
Loss (gain) on disposal of assets	(18)	54	(72)	(133.3)%
COVID-19 related expenses(4)	—	6,105	(6,105)	(100.0)%
Severance costs(5)	821	—	821	100.0%
Natural disaster costs(6)	—	442	(442)	(100.0)%
Phantom shares bonus(7)	—	129,362	(129,362)	(100.0)%
Teammate IPO bonus(8)	—	4,361	(4,361)	(100.0)%
Stock-based compensation expense(9)	55,160	25,014	30,146	120.5%
Adjusted EBITDA	$165,261	$131,756	$33,505	25.4%
Net Income (Loss) Margin(10)	3.4%	(14.6)%
Adjusted EBITDA Margin(10)	23.0%	24.7%

(1)	Represents non-recurring professional service fees related to the acquisition of heloo in 2022 and the preparation for public offerings that have been expensed during the period in 2021.
(2)	Represents earn-out consideration recognized as compensation expense related to the acquisition of heloo.
(3)	Realized and unrealized foreign currency losses include the effect of fair market value changes of forward contracts and remeasurement of U.S. dollar-denominated accounts to foreign currency.
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
The following table reconciles net income, the most directly comparable GAAP measure, to Free Cash Flow for the nine months ended September 30, 2022 and 2021:

	Nine months ended September 30,
	2022	2021
Net cash provided by operating activities	$114,464	$(63,426)
Purchase of property and equipment	(36,010)	(38,603)
Free Cash Flow	$78,454	$(102,029)
Conversion of Adjusted EBITDA(1)	47.5%	(77.4)%

(1)	Conversion of Adjusted EBITDA represents Free Cash Flow divided by Adjusted EBITDA.
Liquidity and Capital Resources
As of September 30, 2022, our principal sources of liquidity were cash and cash equivalents totaling $122.5 million, which were held for working capital purposes, as well as the available balance of our 2022 Credit Facilities, described further below. Historically, we have made investments in supporting the growth of our business, which were enabled in part by our positive cash flows from operations during these periods. We expect to continue to make similar investments in the future.
We have financed our operations primarily through cash received from operations. We believe our existing cash and cash equivalents and our 2022 Credit Facilities will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on several factors, including but not limited to our obligation to repay any amounts outstanding under our 2022 Credit Facilities, our revenue growth rate, timing of client billing and collections, the timing of expansion into new geographies, variability in the cost of delivering services in our geographies, the timing and extent of spending on technology innovation, the extent of our sales and marketing activities, and the introduction of new and enhanced service offerings and the continuing market adoption of our platform.
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
As market conditions warrant, we and certain of our equity holders, including Blackstone and their respective affiliates, may from time to time seek to purchase our outstanding debt securities or loans, including borrowings under our 2022 Credit Facilities, in privately negotiated or open market transactions, by tender offer or otherwise. Subject to any applicable limitations contained in the agreements governing our indebtedness, any purchases made by us may be funded by the use of cash on our balance sheet or the incurrence of new secured or unsecured debt, including borrowings under our credit facilities. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material. Any such purchases may be with respect to a substantial amount of a particular class or series of debt, with the attendant reduction in the trading liquidity of such class or series. In addition, any such purchases made at prices below the “adjusted issue price” (as defined for U.S. federal income tax purposes) may result in taxable cancellation of indebtedness income to us, which amounts may be material, and in related adverse tax consequences to us.
In September 2022, our board of directors approved a share repurchase program of up to $100.0 million of shares of our Class A common stock. During the three months ended September 30, 2022, we repurchased 738,911 shares of our Class A common stock under the share repurchase program for $13.7 million, which we funded principally with available cash. As of September 30, 2022, approximately $86.3 million remained available for share repurchases under our share repurchase program.
Indebtedness
As of September 30, 2022, our total indebtedness, net of debt financing fees was $268.1 million.
2019 Credit Agreement
On September 25, 2019, we entered into a credit agreement (the “2019 Credit Agreement”) that included a $210.0 million term loan (the “2019 Term Loan Facility”) and a $40.0 million revolving credit facility (the “2019 Revolving Credit Facility” and, together with the Term Loan Facility, the “2019 Credit Facilities”). On April 30, 2021, we entered into

Amendment No. 1 to its 2019 Credit Agreement with the existing lenders providing for $50.0 million incremental revolving credit commitments on the same terms as our existing revolving credit facility. On September 7, 2022, we entered into the 2022 Credit Agreement (as defined below) and the total outstanding debt under the 2019 Credit Facilities of $267.2 million was fully repaid.
2022 Credit Agreement
On September 7, 2022, we entered into a credit agreement (the “2022 Credit Agreement”) with both new and existing lenders which amended and restated the 2019 Credit Agreement. The 2022 Credit Agreement includes a $270.0 million term loan (the "2022 Term Loan Facility") and a $190.0 million revolving credit facility (the "2022 Revolving Credit Facility" and, together with the 2022 Term Loan Facility, the “2022 Credit Facilities”). The proceeds of the 2022 Term Loan Facility were used to repay all borrowings under the 2019 Credit Facilities, to pay related fees and expenses and for general corporate purposes.
The 2022 Term Loan Facility matures on September 7, 2027, and commencing with the fiscal quarter ending December 31, 2022, requires quarterly principal payments of 0.25% of the original principal amount through September 30, 2023, 0.625% of the original principal amount through September 30, 2024, 1.25% of the original principal amount through September 30, 2025, 1.875% of the original principal amount through September 30, 2026 and 2.50% of the original principal amount thereafter, with the remaining principal due in a lump sum at the maturity date. Voluntary principal prepayments are permitted.
The 2022 Revolving Credit Facility provides us with access to a $15.0 million letter of credit facility and a $15.0 million swing line facility, each of which, to the extent used, reduces borrowing availability under the 2022 Revolving Credit Facility. The 2022 Revolving Credit Facility terminates on September 7, 2027. As of September 30, 2022, we had $190.0 million of borrowing availability under the 2022 Revolving Credit Facility.
Borrowings under the 2022 Credit Agreement, with the exception of swing line borrowings, bear interest, at our option, either at (i) an adjusted Term Secured Overnight Financing Rate ("SOFR rate") plus a margin of 2.25% per annum, subject to a Term SOFR rate floor of 0.00% or (ii) an alternative base rate plus a margin of 1.25% per annum, subject to an alternative base rate floor of 1.00%. Any borrowings under the swing line will be subject to the base rate. The 2022 Revolving Credit Facility also requires a commitment fee of 0.40% per annum of undrawn commitments to be paid quarterly in arrears. We have elected to pay interest on borrowings under the 2022 Term Loan Facility based on the SOFR rate. The interest rate in effect for the 2022 Term Loan Facility as of September 30, 2022 was 5.098% per annum.
The 2022 Credit Agreement contains a financial covenant requiring compliance with a maximum total net leverage ratio and certain other covenants, including, among other things, covenants restricting additional borrowings, investments (including acquisitions) and distributions. We were in compliance with all debt covenants as of September 30, 2022. Substantially all assets of our direct wholly owned subsidiary TU MidCo, Inc., its wholly owned subsidiary TU BidCo, Inc. and its material wholly owned domestic subsidiaries are pledged as collateral under the 2022 Credit Agreement, subject to certain customary exceptions.
See Note 8, “Long-Term Debt” in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our debt.
Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated:

	Nine months ended September 30,
(in thousands)	2022	2021
Net cash provided by (used in) operating activities	$114,464	$(63,426)
Net cash used in investing activities	(59,245)	(38,603)
Net cash provided by financing activities	12,854	62,093
Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2022 was $114.5 million compared to net cash used in operating activities of $63.4 million for the nine months ended September 30, 2021. Net cash provided by operating activities for the nine months ended September 30, 2022 reflects net income of $24.7 million, as well as the add back for non-cash charges totaling $112.7 million, primarily driven by $54.8 million in stock-based compensation expense, $28.0 million of depreciation, $14.8 million of amortization related to intangibles and $13.5 million of unrealized foreign exchange losses on forward contracts. These changes were partially offset by changes in operating assets and liabilities of $22.9 million. Net cash used in operating activities for the nine months ended September 30, 2021 reflects the net loss of $77.8 million, which includes the one-time phantom shares bonuses, as well as changes in operating assets and liabilities of $42.4 million. These changes were partially offset by the add back for non-cash charges totaling $56.8 million, primarily driven by $25.0 million in stock-based compensation expense, $20.4 million of depreciation and $14.1 million of amortization related to intangibles, partially offset by deferred taxes of $9.7 million.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2022 was $59.2 million compared to net cash used in investing activities of $38.6 million for the nine months ended September 30, 2021. Net cash used in investing activities primarily consisted of investments in technology and computers as well as build-out costs associated with site expansions to support revenue growth. Net cash used in investing activities for the nine months ended September 30, 2022 included the acquisition of heloo, net of cash received.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2022 was $12.9 million compared to net cash provided by financing activities of $62.1 million for the nine months ended September 30, 2021. Net cash provided by financing activities for the nine months ended September 30, 2022 consisted primarily of proceeds from the 2022 Credit Facilities, borrowings from our 2019 Revolving Credit Facility and proceeds from employee stock plans, partially offset by payments on long-term debt, including the repayment of all outstanding borrowings under the 2019 Credit Facilities, payments to acquire shares under our share repurchase program, payments for taxes related to net share settlement of equity awards and payments for debt financing fees. Net cash provided by financing activities for the nine months ended September 30, 2021 consisted of proceeds from the IPO, net of underwriters' fees, partially offset by distribution of dividends, payments for offering costs and payments on long-term debt.
Critical Accounting Policies and Estimates
Except as described in Note 2, “Summary of Significant Accounting Policies” included in this Quarterly Report in the Notes to Unaudited Condensed Consolidated Financial Statements, there have been no material changes to our critical accounting policies or in the underlying accounting assumptions and estimates used in such policies as reported in our Annual Report.
Recent Accounting Pronouncements
For additional information regarding recent accounting pronouncements adopted and under evaluation, refer to Note 2, “Summary of Significant Accounting Policies” in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our activities expose us to a variety of financial risks: market risk (includes foreign currency), interest rate risk and credit risk.
Foreign Currency Risk
Our exposure to market risk arises principally from exchange rate risk. Although substantially all of our revenues are denominated in U.S. dollars, a substantial portion of our expenses were incurred and paid in the Philippine peso in the nine months ended September 30, 2022 and 2021. We also incur expenses in U.S. dollars, and currencies of the other countries in which we have operations. The exchange rates among the Philippine peso and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future.
The average exchange rate of the Philippine peso against the U.S. dollar increased from 48.88 pesos during the nine months ended September 30, 2021 to 53.56 pesos during the nine months ended September 30, 2022, representing a depreciation of the Philippine peso of 9.6%. Based upon our level of operations during the nine months ended September 30, 2022 and excluding any forward contract arrangements that we had in place during that period, a 10% appreciation/depreciation in the Philippine peso against the U.S. dollar would have increased or decreased our expenses incurred and paid in the Philippine peso by approximately $26.5 million or $21.7 million, respectively, in the nine months ended September 30, 2022.
In order to mitigate our exposure to foreign currency fluctuation risks and minimize the earnings and cash flow volatility associated with forecasted transactions denominated in certain foreign currencies, and economically hedge our intercompany balances and other monetary assets and liabilities denominated in currencies other than functional currencies, we enter into foreign currency forward contracts. These derivatives have not been designated as hedges under ASC Topic 815, Derivatives and Hedging (“ASC 815”). Changes in the fair value of these derivatives are recognized in the consolidated statements of operations and are included in other expense.
For the three and nine months ended September 30, 2022, the realized losses of $4.5 million and $8.0 million, respectively, resulting from the settlement of forward contracts were included within other expense.
For the three and nine months ended September 30, 2022, we had outstanding forward contracts. The forward contract payable resulting from changes in fair value was recorded under accounts payable and accrued liabilities. For the three and nine months ended September 30, 2022, the unrealized losses on the forward contracts of $6.1 million and $13.5 million, respectively, were included within other expense.
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
Interest Rate Risk
Our exposure to market risk is influenced by the changes in interest rates paid on any outstanding balance on our borrowings, mainly under our 2022 Credit Facilities. All of our borrowings outstanding under the 2022 Credit Facilities as of September 30, 2022 accrue interest at SOFR plus 2.25%. Our total principal balance outstanding as of September 30, 2022 was $270.0 million. Based on the outstanding balances and interest rates under the 2022 Credit Facilities as of September 30, 2022, a hypothetical 10% increase or decrease in SOFR would cause an increase or decrease in interest expense of approximately $0.8 million over the next 12 months.
Credit Risk
As of September 30, 2022, we had accounts receivable, net of allowance for doubtful accounts, of $170.6 million, of which $53.8 million was owed by two of our clients. Collectively, these clients represented approximately 31% of our gross accounts receivable as of September 30, 2022.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, the design and operation of the our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On September 7, 2022, our Board of Directors authorized the commencement of a share repurchase program, which authorizes us to purchase up to $100.0 million of shares of our Class A common stock from time to time through open market purchases, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. Open market repurchases are expected to be structured to occur within the pricing volume requirements of Rule 10b-18. The timing and total amount of stock repurchases will depend upon, business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, restrictions under the terms of our loan agreements and other relevant considerations. The repurchase program terminates on December 31, 2024, and may be modified, suspended or discontinued at any time at our discretion. The program does not obligate the Company to acquire any amount of Class A common stock.

During the three months ended September 30, 2022, purchases of Class A common stock were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2022 through July 31, 2022	—	$—	—	$—
August 1, 2022 through August 31, 2022	—	—	—	—
September 1, 2022 through September 30, 2022	738,911	18.54	738,911	$86,298
Total	738,911	$18.54	738,911

(1)	Average price paid per share includes costs associated with the repurchases.
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

10.1
Amended and Restated Credit Agreement, dated as of September 25, 2019 and as amended and restated on September 7, 2022, among TU MidCo, Inc., TU BidCo, Inc., the guarantors party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, swing line lender and an L/C issuer, and the lenders and L/C issuers party thereto from time to time.

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

TASKUS, INC.
(Registrant)

Date:	November 8, 2022	By:	/s/ Balaji Sekar
Balaji Sekar
Chief Financial Officer
(Principal Financial Officer)
(Authorized Signatory)

Date:	November 8, 2022	By:	/s/ Steven Amaya
Steven Amaya
Senior Vice President—Finance
(Principal Accounting Officer)