Form 10-K
period 2022-12-31
TaskUs, Inc.
filed 2023-03-06
CIK 1829864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Securities registered pursuant to section 12(g) of the Act: None

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $467.0 million, based on the closing price reported on such date as reported by the Nasdaq Stock Market LLC.
As of February 23, 2023, the registrant had 27,483,951 shares of Class A common stock and 70,032,694 shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders are incorporated herein by references in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2022.

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements may also be contained in our other reports filed under Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which involve certain known and unknown risks and uncertainties. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “predicts,” “intends,” “trends,” “plans,” “estimates,” “anticipates,” “position us” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. We assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
i

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
•Our clients may terminate contracts before completion or choose not to renew contracts and a loss of business or non-payment from clients could materially affect our results of operations.
•We may fail to cost-effectively acquire and retain new clients, which would adversely affect our business, financial condition and results of operations.
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
•Trust and Safety (formerly known as Content Security), including content monitoring and moderation services, is a large portion of our business. The long term impacts on the mental health and well-being of our employees doing this work are unknown. This work may lead to stress disorders and may create liabilities for us. This work is also subject to significant press and regulatory scrutiny. As a result, we may be subject to negative publicity or liability, or face difficulties recruiting and retaining employees, any of which could have an adverse effect on our reputation, business, financial condition and results of operations.
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
•Our business is subject to a variety of U.S. federal and state, as well as international laws and regulations, including those regarding data privacy and security, and we or our clients may be subject to regulations related to the processing of certain types of sensitive and confidential information. Any failure to comply with applicable data privacy and security laws and regulations could harm our business, results of operations and financial condition.
•Our business prospects will suffer if we are unable to continue to anticipate our clients’ needs by adapting to market and technology trends, investing in technology as it develops, and adapting our services and solutions to changes in technology and client expectations.
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
•Pricing pressure may reduce our revenue or gross profits and adversely affect our financial results.
•Our results of operations have been, and could in the future be, adversely affected by volatile, unfavorable or uncertain economic and political conditions, particularly in the markets in which our clients and operations are concentrated, and the effects of these conditions on our clients’ businesses.

•The success of our business depends on our senior management and key employees.
•The COVID-19 pandemic, including the resulting global economic uncertainty and measures taken in response to the pandemic, has adversely impacted our business, financial condition and results of operations.
•Increases in employee expenses as well as changes to labor laws could reduce our profit margin.
•We may fail to attract, hire, train and retain sufficient numbers of skilled employees in a timely fashion at our sites to support our operations, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
•Our business relies heavily on owned and third-party technology and computer systems, which subjects us to various uncertainties.
•Our profitability will suffer if we are not able to maintain asset utilization levels, price appropriately and control our costs.
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
Website and Social Media Disclosure
We use our website (www.taskus.com) and our social media outlets, such as Facebook, Instagram, LinkedIn, TikTok, Youtube and Twitter as channels of distribution of Company information. The information we post through these channels may be deemed material. Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s website at ir.taskus.com, its Facebook page at facebook.com/TaskUs/, its Instagram page at instagram.com/taskus/, its LinkedIn page at linkedin.com/company/taskus/, its TikTok page at tiktok.com/@taskusinc, its YouTube account at youtube.com/c/Taskus/, and its Twitter account at twitter.com/taskus. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the “Email Alerts” section of our investor relations website at ir.taskus.com. The contents of our website and social media channels are not, however, a part of this Annual Report.
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

•“Headcount” refers to the total number of TaskUs teammates globally as of the end of a given measurement period, including contractor and agency teammates who support our heloo operations.
•“heloo” refers to the Croatia-based Digital Customer Experience solutions provider that we acquired in April 2022.
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
•“New client win” refers to a new business opportunity awarded from a company that was not an existing client. When referencing the number of new client wins in a given year, it refers to companies with which TaskUs did not have a business relationship in the prior year, exclusive of new clients resulting from acquisitions.
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

Part I
Item 1. Business
Overview
We are a leading provider of outsourced digital services and next-generation customer experience to the world’s most innovative companies, helping our clients represent, protect and grow their brands. We serve our clients to support their end customers’ urgent needs, navigate an increasingly-complex compliance landscape, handle sensitive tasks, including online content moderation and enable artificial intelligence technology and automation. As of December 31, 2022, we served over 150 clients spanning established and emerging industry segments, including e-commerce, FinTech, food delivery and ride sharing, gaming, Technology, HealthTech, social media and streaming media.
Our global, omni-channel delivery model is focused on providing our clients three key services – Digital Customer Experience (“Digital CX”), Trust and Safety (formerly known as Content Security) and Artificial Intelligence (“AI”) Services (formerly known as AI Operations).
Our delivery model is tailored to meet the needs of modern businesses and digital re-inventors. Our cloud-based technology infrastructure is designed to enable clients to set up operations quickly and seamlessly and allows clients to outsource many of their core processes throughout their company lifecycle. We use data science and process automation to achieve technology-driven efficiency gains.
We believe that prioritizing and investing in our frontline employees helps us better serve our clients. As we have expanded across the globe, we strive to champion our vision of operational excellence through an employee-centric culture everywhere we operate. As of December 31, 2022, our worldwide Headcount totaled approximately 49,500 people across 27 sites in 13 countries, including one country where operations are expected to start in 2023.
Growth Strategy
We intend to continue to grow by taking advantage of attractive and actionable opportunities, including:
Growing with our Current Clients: As our clients grow in size and the complexity of their outsourcing needs increases, we believe we have an opportunity to increase the addressable spend available to TaskUs. To capture this opportunity, we invest heavily in strategic account management and planning through our Client Services organization to deliver domain expertise, industry insight, and best practices. We use data science and front-line insights to identify new problems to solve, which we proactively present to clients. We believe these approaches unlock additional opportunities for work of greater complexity and importance. In 2022, 63 current clients signed new statements of work with us.
New Client Wins: We thoughtfully enter industry verticals, or sub-verticals, when we identify emerging trends or we see a sizable market where we can take significant share. We are well positioned across multiple commercial markets with substantial addressable spend opportunities where we target companies with a focus on digital transformation and employee engagement. We believe a brand associated with digital innovation is desired by companies wishing to be more agile and looking for a different breed of partner. We align our Sales and Client Services teams to industry verticals, which allows us to develop deep domain expertise to better attract and retain clients, understand their pain points, and provide superior solutions. We leverage our brand position and highly effective sales team to continue to diversify our client base and add more enterprise-class brands to our client list. We won 40 new clients in 2022, achieving a new client win rate of 43%.
Expanded Service Offerings: We aim to bolster our portfolio of highly complementary service capabilities by integrating consultative expertise, process automation, and technology that further expand our value proposition to clients. Services such as content moderation, anti-money laundering, fraud prevention, our breadth of AI Services and learning experience are areas we believe are particularly attractive and highly relevant for our forward-leaning client base.
Expanding Geographically: We plan to continue expanding our geographic footprint to drive growth. New geographies mean new languages and/or capabilities to offer to our clients and increasing opportunities to win new business. We have grown from 18 sites in eight countries in 2020 to 27 sites in 13 countries in 2022.
Pursuing Opportunistic M&A: We evaluate M&A opportunities to expand into higher value, specialized services, add new geographies or add additional capabilities to support our teammates in delivering exceptional service.

Solutions and Services
The TaskUs platform is purpose-built and organized around three service offerings: Digital Customer Experience, Trust and Safety and Artificial Intelligence Services. For the fiscal year ended December 31, 2022, Digital Customer Experience, Trust and Safety and Artificial Intelligence Services represented 66%, 19% and 15%, respectively, of our total service revenue of $960.5 million compared to 64%, 22% and 14%, respectively, of our total service revenue of $760.7 million for the year ended December 31, 2021.
Digital Customer Experience
Our digitally native service offerings enable us to utilize lower cost non-voice channels. We leverage chat, social, in-app support, SMS, and in-platform solutions and apply an “automation first” mentality to our client engagements. In 2022, 88% of our Digital CX revenues were generated from non-voice, digital channels or omni-channel services, while the remaining 12% were generated purely from voice channels; even our pure voice work is supported by cloud-based infrastructure.
Engagement Lifecycle: When we begin a Digital CX engagement, we often lead with our consulting group. They bring deep expertise in channel strategy, tool selection, talent enablement and operations optimization. Once we have established an operating framework, our Implementations and Operations teams are brought in to build the project plan and execute the strategy. We identify the critical key performance indicators (“KPIs”) which define success and provide a roadmap for continuous improvement and implement them in real-time management dashboards. We execute these solutions through our team of highly-trained and dedicated omni-channel service experts, whom we call teammates. We create a deep connection between our teammates and our clients—we become brand ambassadors for our clients and are deeply integrated in their workflows. Their success is our success.
Our Digital Customer Experience solutions include:
Omni-Channel Customer Care: Protecting and maintaining our clients’ brands makes up a significant portion of our Digital CX services. We differentiate our performance with our focus on driving efficiency, based on frontline insights and advanced analytics, so our teammates can deliver higher value services and our culture of employee engagement enhances the customer experience they provide.
Learning Experience: TaskUs provides the curricula, training processes, e-Learning systems, and programs that enable global brands to scale operations, make impactful decisions, build smarter process flows and create high-performing teams.
New Product or Market Launches: Our clients are often in a high-stakes race to get a new product launched or enter a new market. We operate as an extension of our clients’ in-house teams delivering key market insights, speed and agility, and frontline feedback on the true customer experience so they can adapt and win quickly in new initiatives.
Customer Acquisition: TaskUs supports outbound sales, lead research, lead generation, appointment setting, new customer outreach and activation, retention, and advanced customer conversion from free and low cost subscription/product offerings to offerings of higher value and profitability.
TaskUs Digital CX Consulting: TaskUs Consulting Group provides a broader suite of services to our innovative clients that need assistance designing their customer experience programs and optimizing their operating environments. TaskUs Consulting Group offers the following areas of consulting expertise:
•Digital Customer Experience Strategy: customer journey mapping, channel strategy, chat bot and automation strategy.
•Operational Excellence: workflow and process mapping, best practice analysis on workforce, quality and analytics.
•Technology Assessment & Recommendations: tool evaluation, selection and implementation services.
Trust and Safety
Our Trust and Safety offering is focused on helping our clients protect their users, enabling them to maintain trust by creating a safe environment for users to interact.
Global Policy Management: Our Trust and Safety organization partners with our clients to apply best practices to policy development and distribution, product design, quality, and training. As a result of government regulations and cultural norms, online platforms must maintain increasingly distinct content policies in different geographies. These policies are dynamically updated in response to the latest threats and evolving bad actor behavior. TaskUs advises and supports clients’ policy development, and provides distribution and policy training.
Tools and Innovation: The tools used by employees providing Trust and Safety services have a significant impact on efficiency, accuracy and quality. We partner with our clients to customize these tool sets and have developed proprietary technology to improve our own productivity and accuracy. Finally, our quality and training organization reviews employee decisions in an ongoing fashion, in order to close the feedback loop through coaching and performance management. We intend to continue devoting significant resources to these dedicated Trust and Safety and wellness teams.
Trust and Safety consists of two primary areas of service: Content Moderation and Risk and Response.
Content Moderation
Content Moderation pertains to the review and disposition of user and advertiser generated content, which may include removal or labeling of policy violating, offensive or misleading content. These services rely on a combination of AI and human experts to review and remove offensive content. We have also developed proprietary technology that our Content Moderation teams use to improve their efficiency and accuracy and a comprehensive program to support the wellness of front-line teammates.
AI can be leveraged effectively to remove text that is commonly understood to be objectionable and images that have previously been marked as offensive. Human Content Moderation experts step in to discern context, parse novel slang, and identify images that have been modified to intentionally avoid detection. As a result of increasingly complex and nuanced policies, decisions are often ambiguous and nuanced, requiring Content Moderation experts to possess deep domain knowledge as well as broad cultural and market expertise.
We are developing and enforcing Content Moderation policies in several areas, including intellectual property, job and commerce postings, objectionable material, political advertising, dating apps and digital marketplaces and gaming platforms.
Highlights of our Content Moderation services include:
TaskUs Wellness + Resiliency Department: is a global leader in employee success and wellness, leveraging clinician-led and research-based health and safety programs, providing true end-to-end support and superior employee benefits. It is our utmost priority to reduce employee risks related to mental health, promote productivity and engagement, and continuously improve the TaskUs workspace by addressing the eight dimensions of wellness. The Wellness + Resiliency Department is committed to providing individual coaching or counseling, psychoeducational outreach, group coaching sessions, leadership development, and on-demand wellness resources. We offer the following:
•Global Life Coaching: We partner with employees in their pursuit of personal well-being through transformative coaching conversations.
•The Resiliency Studio: A psychological health and safety program providing innovative interventions to bolster brain health and protect employees from the potential effects of content moderation.
•Division of Wellness + Resiliency Research: We have a dedicated behavioral health research team committed to enhancing employees’ mental health through innovative research and enhanced data collection.
•Advanced Services, Consulting, and Technology: We leverage our expertise to help companies assess, create, and deploy culturally competent and comprehensive programming and tools.
Risk and Response
As the economy becomes increasingly digital, the risk of fraud and financial crime grows significantly. Industries including ride-sharing, gaming, online dating, FinTech, streaming media and e-commerce sites are forced to spend time addressing bad-actors on their platforms. We position our most skilled teammates to perform the critical support needed to protect end users, detect and eliminate fraud, address unwanted user activity, and manage regulatory compliance. Our Risk and Response services include:
•Identity: Our identity solutions help safeguard client platforms while accounting for and servicing know-your-customer (“KYC”) and know-your-business (“KYB”) requirements. We verify the identity of new users, sellers, merchants, and other third parties like hosts and drivers, and support the due diligence process for businesses and higher-risk customers.
•Compliance: Our compliance solutions simplify regulatory complexity. We deploy and scale Anti-Money Laundering/Countering the Financing of Terrorism (“AML/CFT”) compliance, sanctions screening, and enhanced due diligence teams and respond to regulatory changes over time.
•Fraud: We monitor platform activity for signs of fraud and respond to user-reported complaints, escalating high-priority matters for immediate review. Our fraud investigators identify systemic threats and manage cases to maintain tolerance limits. We deploy workflows, automation, and case management tools to quickly process chargebacks and disputes, and validate transactions.
•Digital Transformation: We build automation technology into our solutions to deliver better quality outcomes faster, improve efficiency and reduce risks.

Artificial Intelligence Services
Intelligent applications based on Artificial Intelligence are a key facet of digital innovation. AI applications are created by annotating datasets to train an algorithm in a process called Machine Learning. We first began supporting AI applications over a decade ago, including next-generation product development efforts such as transcribing voicemail messages for visual voicemail solutions and manually scoring the sentiment of social media posts for social listening tools. Today, our AI Services have increased in sophistication and complexity as AI applications have evolved, and we have invested in digital innovation to meet the growing demand in this service offering.
Our Artificial Intelligence Services solutions include:
Data Annotation: We refine large sets of training data for our clients by annotating videos, photos, audio clips and text based on their policy specifications. The quality of this training data is based on the accuracy of our annotation and plays a large role in the success of the resulting AI algorithm.
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
Beyond Data Annotation: We have begun moving up the value chain in AI Services to troubleshooting and remediation of AI applications online and in the field. Our future vision includes supporting algorithms for facial recognition, teaching new autonomous vehicles like drones to fly, identifying bullying in real-time on live gaming platforms, reading MRIs and x-rays accurately and helping to automatically detect cyber-security attacks; among many others.
Sales and Marketing
*Deal duration reflects the number of days between the creation of an opportunity in our opportunity management system and when a contract is signed or lost. This includes opportunities for both New Clients and Existing Clients.
We believe TaskUs has developed a strong reputation for its work with recognizable technology companies. Our sales team is organized in industry verticals to understand the unique needs of our prospects. We use our industry expertise serving the digital economy to attract new innovators, big tech and enterprise companies looking to transform and innovate. We develop thesis-led prospecting strategies, and apply a multi-faceted pipeline generation process to drive engagement with our target clients. We invite them to our conferences, share value-added content and host them at events and virtual “meetups” in an effort to build genuine relationships as their trusted advisors.

Clients Generating $500k+ /Year in Revenue
72
93
108
2020
2021
2022

Community Driven Marketing: Our marketing efforts are focused on leveraging our community and creating an ecosystem where prospects can engage with us and learn about our value proposition.
•CX Summit: Twice a year, we host a conference with hundreds of customer experience professionals, both clients and future clients of TaskUs. The summit features keynote speakers sharing their experiences and best practices, and roundtable discussions where leaders can connect with other leaders. On occasion these events are held virtually, or a hybrid of virtual and in-person, and over time have become increasingly global in nature.
•CX Meets: A smaller more intimate format where we connect leaders with leaders around the TaskUs brand.
•Trust and Safety Summits: Thought leadership events where we host or sponsor industry thought leaders, addressing regulation, fraud, bad actors, policy making and wellness.
•Ridiculously Good Dinners: We have hosted many dinners bringing together founders and C-suite level executives of notable technology companies.
•Ridiculously Good Events: We invite VIPs in our community to get to know us and each other through unique experiences. We believe these events contribute to significant new opportunities and goodwill with our prospects.
Effective and Highly-Efficient: We maintain an effective and efficient sales operating model by using industry-leading tools and a highly leveraged offshore sales support model. The TaskUs sales approach is based on modern SaaS industry sales models versus classic outsourcing models which tend to be “top heavy.” We believe we have created a scalable sales engine that doesn’t rely on “rainmakers” alone, but leverages junior level sales talent developed in-house to create effective sales teams. Vertically aligned business development representatives triage marketing qualified leads, perform outbound outreach to prospects, and generate pipeline while our sales executives and vice presidents focus on deal closure and value delivery. These teams take advantage of skilled proposal, marketing and demand generation resources offshore for support. We believe this approach lowers the total cost of sales and creates repeatability and sustainability by maintaining the entire sales funnel at all times.
Delivery and Operations
TaskUs operations are designed for agility and scale, with perpetual experimentation and iteration, and a devotion to data-driven decision making. We are comfortable operating for growth-stage companies with little outsourcing experience, or taking on scaled operations from some of the world’s largest enterprises and technology companies which are highly standardized and outcome driven. We work with our clients to understand their objectives and design the most efficient process to meet and exceed these goals. In our 2022 cNPS Survey, 81% of all respondents agreed or strongly agreed that their programs’ operational performance expectations are regularly met. To deliver to these standards we offer:
•Subject Matter Expertise: We have “SME” teams in each of our primary services—Digital Customer Experience, Trust and Safety and Artificial Intelligence Operations.
•Project Management Organization: Our “PMO” is the linchpin between sales and operations, leading the launch process to plan, execute and deliver for client success.

•Modern Service Excellence: We use real-time dashboards, via our PowerUs platform, and KPI management to meet and exceed our clients’ expectations. Our process discipline has allowed us to achieve multiple certifications and compliance standards including Service Organization Report (“SOC 2 Type 2”), HIPAA and PCI-DSS.
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
At the core of our operations are scaled teams of employees, our TaskUs teammates. These individuals ultimately determine the quality of service we provide our clients and, as such, we are obsessive about the standards of our frontline teammates and our team leaders, the first level of management. We have organized our global operating model around our sites, which are run by operations leaders, who act as “Site CEOs.” Our operations are supported by centralized shared services based in the Philippines and India. Each of our sites has at least one leader on-site from each of our support functions, including Human Resources, Workforce Management and Information Technology. The combination of onsite leadership with scaled shared services allows us to support our Site CEO model in a cost effective manner and execute processes with the appropriate consistency globally while accounting for local nuance.
In 2022, we launched PowerUs to streamline and document tried and tested industry practices while balancing global consistency and local compatibility. By simplifying our processes, documenting our standards, and certifying people in their role, our teammates are empowered to work more efficiently on critical tasks and on innovative ideas that will help drive our growth and success. We anchored our work in PowerUs around three pillars: People, Process and Technology. We have certified teammates in various support functions and were able to promote a large portion of our frontline leadership through Academy, our initiative which helps drive retention, create a career path and promote our unique culture. We introduced new platforms for managing workforce, quality and Learning Experience. We believe these enhancements have driven efficiencies through the business, reduction in client complaints and enhanced employee experience. We hope to certify additional frontline leaders on best in class processes, and expect that our continued focus on PowerUs will drive efficiencies, best in class operations delivery and win more business.
Utilizing primarily offshore and near-shore markets is a central tenet of our service delivery strategy. Since 92% of our revenue in 2022 was delivered from non-voice, digital channels or omni-channel services, we are particularly well positioned to leverage an off-shore/near-shore model. As of December 31, 2022, we provided our services through a network of 27 locations in 13 countries, including one country where operations are expected to start in 2023, and had Headcount of approximately 49,500 people worldwide. The Philippines is our largest off-shore market with approximately 31,800 people, or 64% of total Headcount.
In addition to our on-site operations, we utilize an internally developed cloud-based operating model, Cirrus, which is customized to each of our geographies and enables our employees to deliver services remotely on behalf of our clients. With hybrid working becoming more common, our Cirrus strategy follows our client needs with some clients deciding to work 100% remotely and other clients utilizing a hybrid model. At TaskUs we have a tethered or hub and spoke model with sites where we can bring employees for orientation, training and team activities, but allows them to work from home predominantly. This allows TaskUs to tap into a wider talent pool. As of December 31, 2022, more than 50% of our teammates were working 100% remotely or utilizing a hybrid model.
We primarily delivered services remotely at the beginning of 2022 and slowly returned to a more hybrid model based on client and geographic needs as COVID-19 restrictions eased during the course of the year. We onboarded a new global leader for Cirrus and we will continue to transform our teammate experience by investing in bespoke tools that will promote the unique culture of TaskUs. This will ultimately support superior delivery to our clients and enhance retention rates for our frontline teammates. Given the recent shift to work-from-home at TaskUs, we expect our Cirrus Work@Home platform to be a meaningful part of our future delivery model.
We also leverage TaskVerse, launched in 2021, a centralized platform to source, recruit, and manage freelancers or “Taskers” from anywhere around the world. In addition to our full-time and in-house dedicated TaskUs Teammates, Taskers take on tasks such as audio transcription, image annotation, and data collection, among others. With the ability to work flexible hours from anywhere, TaskVerse opens a new dimension to attract, access and engage with the best global talent. During 2022, we executed numerous projects for multiple clients leveraging TaskVerse. As AI becomes more sophisticated and its applications become more global it can require data sets that are annotated by people who speak various languages and come from varying backgrounds and cultures. We believe that the TaskVerse platform could help us supplement our capabilities to meet these needs. We expect to continue to grow TaskVerse through continued improvement of platform capabilities, the launch of a dedicated mobile app and enhanced integration with data labeling partners.

______________
*Headcount numbers are approximate
Human Capital
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
We continually work on our company culture like it is a product we sell in the market, by listening to our employees like we listen to our clients. We leverage this feedback to drive continuous improvement and conduct quality control to ensure global consistency. Our primary culture-related goal metric is eNPS, the single most important barometer we use to measure employee engagement. In 2022, our eNPS was 65, and 75% of our employees who participated rated us 9 or 10 on a scale of 10.
Our ability to maintain high eNPS scores enables us to drive real business impact. We believe it drives improved attendance as our teammates show up on time and excited to work. We believe happy employees deliver better results and higher retention. The voluntary attrition rate for employees who were employed by TaskUs for more than 180 days was 26.0% for the year ended December 31, 2022.
Diversity
Our commitment to Diversity, Equity and Inclusion is deeply rooted in our culture and our core values. We believe that a truly Ridiculous team is one where each individual brings a unique perspective to the table, and that the best results are achieved when people feel safe and empowered to be their authentic self. We aim to drive innovation and a higher business performance by focusing on the following pillars:
•Inclusive Hiring: welcoming talent from all walks of life, and sourcing talent from diverse backgrounds.
•Inclusive Practices: ensuring our practices and processes enable our leaders to make inclusive decisions.
•Inclusive Culture: nurturing an inclusive environment where we celebrate uniqueness and where everyone feels comfortable and appreciated by being their authentic self, including Employee Resource Groups to educate, drive change and foster collaboration in the workplace.
•Community Outreach: giving back and supporting the communities in which we operate.
In 2022, we relaunched our diversity, equity and inclusion (“DEI”) global strategy. We continued to drive education and awareness for our Global Communities of Focus: Women, LGBTQ+, Disabilities and Ethnic Diversity in the U.S., through various events with global and local scope, such as roundtable discussions with leaders and experts inside and outside of TaskUs, global learning sessions and discussion panels.
We launched a Global DEI dashboard, with the intent to understand the distribution and movement of our diverse talent, and drive our decisions based on data. In 2022, we also launched the first Global DEI Survey to understand our employees’ experience of inclusion, and determine our priorities for 2023.
As of December 31, 2022, women made up 51% of our workforce and 47% of our managers at all levels.
Our Clients
As of December 31, 2022, we served over 150 clients, the majority of which are innovative technology companies in attractive, high growth industry verticals, including social media, e-commerce, gaming, streaming media, food delivery and ride sharing, Technology, FinTech and HealthTech. We work with a broad range of clients in different stages of their lifecycle, ranging from start-up companies to well-capitalized and established public companies with scaled operations. Our top 10 and top 20 clients accounted for 58% and 72% of our revenue for the fiscal year ended December 31, 2022, respectively. Our largest client, Meta, and our second largest client, DoorDash, generated 22% and less than 10% of our revenue for the fiscal year ended December 31, 2022, respectively. We have multiple agreements across several lines of business with our largest and second largest clients, which generally include a description of the services provided by TaskUs, invoicing and payment terms, the number of TaskUs employees to be assigned to a given campaign in each location in which the work is performed, client obligations for providing headcount forecasting and notice in the event of an increase or decrease in volume, and renewal and termination provisions, including termination for convenience subject to advance notice requirements of varying length. Under these agreements, our service fees are generally subject to minimums and maximums, depending on whether the actual volume of services provided falls below or exceeds periodic volume forecasts provided by these clients.
Our Competition
We compete in a large and fragmented market. We believe the principal competitive factors in our business include vendor company culture; ability to act as partners and support innovation; quality of personnel and service; breadth of offering; scalability and global coverage; ability to apply technology to improve efficiency and quality; and pricing.
We identify emerging industry verticals or those going through transformative changes, and we find attractive sub-segments to address these clients’ needs. We have a demonstrated track record of rapidly scaling in the industries that we target. Unlike traditional outsourced providers, whose voice-based solutions largely cater to telecommunications, cable and financial services companies, we provide a global, omni-channel delivery model focused on supporting digital solutions. We believe companies choose TaskUs because of our deep expertise in working with the world’s most innovative companies, corporate culture, leading employee wellness programs, high quality teammates and strong employee engagement, understanding of complex and rapidly changing industry dynamics, differentiated tech-enabled offerings combined with value added consulting services, and proven ability to rapidly scale.
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
We have registered or are registering various trademarks and service marks in the United States and other countries, including for “TaskUs.” In some countries we also have common law rights to certain trademarks and service marks, including “TaskUs.” Our ability to obtain trademark registrations varies from country to country, as does the duration of trademark and service mark registrations, which may generally be renewed indefinitely as long as the marks are in use and their registrations are properly maintained.
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
Regulation
We are subject to a number of U.S. federal and state and foreign laws and regulations that involve matters central to our business. These laws and regulations may involve data privacy and security, intellectual property, competition, consumer protection, export taxation, export controls, economic sanctions and other subjects. Many of the laws and regulations to which we are subject are still evolving and being tested in courts and could be interpreted in ways that are contradictory to each other, and/or could harm our business. In addition, the terms of our service contracts typically require that we comply with applicable laws and regulations. In some of our service contracts, we are contractually required to comply even if such laws and regulations apply to our clients, but not to us, and sometimes our clients require us to take specific steps intended to make it easier for our clients to comply with requirements that are applicable to them. If we fail to comply with any applicable laws and regulations, we may be restricted in our ability to provide services, and may also be the subject of civil or criminal actions involving penalties, any of which could have a material adverse effect on our operations. See “Risk Factors—Risks Related to Our Business and Industry—Our business is subject to a variety of U.S. federal and state, as well as international laws and regulations, including those regarding data privacy and security, and we or our clients may be subject to regulations related to the processing of certain types of sensitive and confidential information. Any failure to comply with applicable data privacy and security laws and regulations could harm our business, results of operations and financial condition.”
Tax
Several of our sites located within special economic zones in the Philippines benefit from favorable tax treatment provided by registrations with Philippine Economic Zone Authority (“PEZA”) and the Philippine Board of Investment (“BOI”). These benefits vary from site to site and may include income tax holidays, reduced income taxes, and reduced VAT. Under the PEZA/BOI registrations, favorable tax treatment for certain of our PEZA-registered sites expired, but may be renewed for subsequent periods provided we meet the criteria for Net Foreign Exchange Earnings (“NFEE”) and Capital Equipment Labor Ratio (“CELR”). While we believe the ability to meet these requirements is within our control, there can be no assurance that we will retain these benefits in the future.

The initial term including the subsequent extensions of the income tax holiday (“ITH”) for three of our sites has expired. One of our sites expired as of July 2021; a second site expired in December 2021 and a third site expired in September 2022. All three sites with expired ITH were granted reduced income tax rates of 5% based on gross income and will end by April 2031. A fourth site’s initial term of ITH expired in November 2022 and was granted a one year ITH extension ending in November 2023. We continue to engage with PEZA/BOI in order to meet the necessary criteria for favorable tax treatment and plan to file the extension applications before the due date of the fourth site. We have one site registered with the BOI which has been granted a five-year ITH beginning from the anticipated 2023 start date of its commercial operations.
Data Privacy and Security
We are subject to state, federal and international laws and regulations that require us to maintain the privacy and security of personally identifiable information that we process, including General Data Protection Regulation (“GDPR”), the Health Insurance Portability and Accountability Act of 1996 and the Health Information Technology for Economic and Clinical Health Act, as amended, and related regulations (collectively, “HIPAA”) and the California Consumer Privacy Act (“CCPA”). Our legal and information security teams are responsible for overseeing our data protection strategy and implementation to monitor our compliance with such laws and regulations, including by managing, implementing, and overseeing internal privacy policies and security measures, such as the regular monitoring and testing of systems and equipment. We are also subject to the self-regulatory standards that require companies that process payment card data to implement certain data security measures.
HIPAA
Certain clients require solutions that ensure security due to nature of the content being distributed and associated applicable regulatory requirements. In particular, our employees may access protected health information, which triggers our required compliance with HIPAA. HIPAA imposes privacy, security and breach notification obligations on certain health care providers, health plans, and health care clearinghouses, known as covered entities, as well as their business associates that perform certain services that involve creating, receiving, maintaining or transmitting protected health information for or on behalf of such covered entities. HIPAA requires covered entities and business associates, like us, to develop and maintain policies with respect to the protection of, and use the disclosure of electronic protected health information, including the adoption of administrative, physical, and technical safeguards, to ensure the confidentiality, integrity and availability of electronic protected health information, and to follow certain notification requirements in the event of a breach. Violations of HIPAA may result in significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with the United States Department of Health and Human Services (“HHS”) to settle allegations of HIPAA non-compliance. Further, entities that knowingly obtain, use, or disclose protected health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA may be subject to criminal penalties. As a “business associate,” we are directly liable for compliance with HIPAA’s privacy and security requirements. We also have obligations under the business associate agreements that we are required to enter into with certain clients that are covered by HIPAA and certain subcontractors that we engage in connection with our business operations.
Content Moderation
Certain laws may apply to content moderation, such as laws regulating hate speech on the internet. Governments may seek to impose additional regulations moderating content on the internet. These laws are currently the subject of significant debate, and we expect that these laws will continue to evolve and change over time.
Anti-Corruption
The Foreign Corrupt Practices Act (“FCPA”) prohibits United States businesses and their representatives from offering to pay, paying, promising to pay or authorizing the payment of money or anything of value to a foreign official in order to influence any act or decision of the foreign official in his or her official capacity or to secure any other improper advantage in order to obtain or retain business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring us to maintain books and records, which in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the corporation, including international subsidiaries, if any, and to devise and maintain a system of internal accounting controls sufficient to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements.
Globally, other countries in which we operate have enacted anti-bribery laws and/or regulations similar to the FCPA, such as the Anti-Graft and Corrupt Practices Act in the Philippines and the United Kingdom Bribery Act 2010, all of which prohibit companies and their intermediaries from bribing government officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment. We operate in many parts of the world that have experienced government corruption to some degree, and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices, although adherence to local customs and practices is generally not a defense under United States and other anti-bribery laws. We maintain a Global Code of Conduct and various other policies against bribery and corruption, and train and monitor our employees to act in accordance with these policies.
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
We derive a substantial portion of our revenue from a few key clients who generally retain us across multiple service offerings. Our top five clients accounted for 44% of our revenue for the fiscal year ended December 31, 2022. Our top client accounted for an aggregate of 22% of our revenue for the fiscal year ended December 31, 2022, across multiple service offerings. The reduction in revenue or loss of all or a portion of our business with, or the failure to retain a significant amount of business with, any of our key clients could have a material adverse effect on our business, financial condition and results of operations.
Our clients may terminate contracts before completion or choose not to renew contracts and a loss of business or non-payment from clients could materially affect our results of operations.
Our ability to maintain continuing relationships with our clients is essential to the growth and profitability of our business. However, the volume of work performed for any specific client is likely to vary from year to year, especially since we generally are not our clients’ exclusive outsourcing provider and we generally do not have long-term commitments from clients to purchase our services and solutions. Our contracts are typically one to three years in length with automatic renewal provisions, but certain contracts may provide for termination at the client’s convenience with advance notice and may or may not include penalties or required payments in the event the termination right is exercised.
Our clients’ ability to terminate engagements with or without cause, including for convenience, or opt for month to month contracts makes our future revenues and profitability uncertain.
In addition, the services and solutions we provide to our clients, and the revenue and income from those services and solutions, may decline or vary as the type and quantity of services and solutions we provide changes over time. Our ability to establish and maintain multi-year close relationships with our clients is essential to the growth and profitability of our business. If we fail to maintain these relationships and successfully obtain new engagements from our existing clients, we may not achieve our revenue growth and other financial goals.
There are a number of factors relating to our clients that are outside of our control, which have in some cases led them to terminate or not renew a contract or project with us, be unable to pay us, or restrict our agreements with other clients, including:
•financial difficulties;
•a demand for price reductions by that client;
•corporate restructuring, or mergers and acquisitions activity;
•change in our client’s outsourcing strategy to retain the same type and volume of work with TaskUs but to enter into lower cost contracts and move work to another lower-cost TaskUs support location;
•change in strategic priorities or economic conditions, resulting in elimination of the impetus for the project or a reduced level of technology related spending;
•change in outsourcing strategy resulting in moving more work to the client’s in-house technology departments or to our competitors or transfer to a lower cost TaskUs support location;
•government regulation that affects our clients’ business;
•restrictions on serving certain potential clients that may be viewed as competing with certain existing clients;
•replacement of existing software with packaged software supported by licensors; and
•uncertainty and disruption to the global markets.
Termination or non-renewal of a client contract could cause us to experience a higher than expected number of unassigned employees and thus compress our margins until we are able to reallocate our headcount. The loss of any of our major clients or a significant decrease in the volume of work they outsource to us or the price they are willing or able to pay us, if not replaced by new service engagements and revenue, could cause us to incur expenses, including related to severance payments, and materially adversely affect our revenues and results of operations.
We may fail to cost-effectively acquire and retain new clients, which would adversely affect our business, financial condition and results of operations.
Our continued growth depends on our ability to cost-effectively acquire new clients, particularly high-growth companies where there is a significant opportunity to expand our relationship in subsequent periods. Our ability to acquire new clients, in turn, depends on our ability to attract, train, retain and motivate sales and marketing personnel; remain competitive in our industry; anticipate and address the technological and geographic needs of our clients; and foster awareness of our services and our brand, among other factors. In addition, our ability to attract new clients in new industry verticals, new geographies and with respect to new services or solutions will depend on our ability to effectively train our sales and marketing personnel and develop effective strategies to communicate the value of our services to prospective clients in those industries and geographies.  Our clients operate in highly competitive industries that are subject to constant change and disruption. To the extent that our clients do not succeed, we will need to identify and attract new clients that we believe present opportunities for growth and expansions with TaskUs. We cannot guarantee that we will continue to identify or attract new clients, including high-growth, brand defining consumer technology companies.
Even when we do attract new clients, such new client wins may not result in significant revenue, and there can be no assurance that we will be able to expand the relationship or that the client will not terminate. Accordingly, net revenue retention, win rate and new client wins should not be viewed as leading indicators of our revenue. In addition, a significant portion of the revenue we recognize in each period is derived from agreements entered into in prior periods. Consequently, a decline in sales to new clients or a decline in renewals or upsells with existing clients in any one period may not be immediately reflected in our results of operations for such period, but could be reflected in future periods.
If we provide inadequate service or cause disruptions in our clients’ businesses or fail to comply with the quality standards required by our clients under our agreements, it could result in significant costs to us, the loss of our clients and damage to our corporate reputation.
Any defects or errors or failure to meet clients’ expectations in the performance of our contracts could result in claims for substantial damages against us. Our contracts generally limit our liability for damages that arise from negligent acts, errors, mistakes or omissions in rendering services to our clients. However, we cannot be sure that these contractual provisions will protect us from liability for damages in the event we are sued. In certain circumstances, we have agreed to high liability limitations or unlimited liability for some claims, such as claims related to intellectual property infringement or data security breaches. Such claims for which we may be required to indemnify our clients, could be substantial. The successful assertion of one or more large claims against us in amounts greater than those covered by our current insurance policies could materially adversely affect our business, financial condition and results of operations. Even if such assertions against us are unsuccessful, we may incur reputational harm and substantial legal fees. In addition, a failure or inability to meet a contractual requirement could seriously damage our reputation and limit our ability to attract new business.
Also, many of our client contracts contain timing commitments, service level and performance requirements, including requirements relating to the quality of our solutions. Failure to complete projects by scheduled dates may cause reputational harm and the loss of future business. Failure to meet service requirements or real or perceived errors made by our employees in the course of delivering our solutions could result in a reduction of revenue, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
Unauthorized or improper disclosure of personal or other sensitive information, or security breaches and incidents, whether inadvertent or purposeful, including as the result of a cyber-attack, could result in liability and harm our reputation, each of which could adversely affect our business, financial condition, results of operations and prospects.
Our business depends significantly upon our technology infrastructure, data, equipment, and systems. Our clients also typically provide data and systems that our employees use to provide services to those clients. Internal or external attacks on our, our third party service providers’ or our clients’ technology infrastructure, data, equipment, or systems could disrupt the normal operations of our and our clients’ businesses, including by impeding our ability to provide critical solutions to our clients. In addition, in the ordinary course of our business we collect, use, store, process, and transmit information about our employees, our clients and customers of our clients, including personal information and protected health information. While we believe we take reasonable measures to protect the security of, and against unauthorized or other improper access to, our technology infrastructure, data, equipment, and systems, including with respect to personal, protected health, and proprietary information, it is possible that our security controls and practices may not prevent unauthorized or other improper access to our technology infrastructure, data, equipment, or systems, or the disclosure or misuse of personal, protected health or proprietary information. Such unauthorized or other improper access, disclosures, security breaches or incidents may be inadvertent, or may be caused by intentional misconduct or other malfeasance or by human error or technical malfunctions, including those caused by hackers, employees, contractors, or vendors. In the past, we have experienced, and in the future, we may again experience, data security incidents resulting from unauthorized access to our and our service providers’ systems and unauthorized acquisition of our data and our clients’ data including: inadvertent disclosure, misconfiguration of systems, phishing or malware attacks.
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
Trust and Safety (formerly known as Content Security), including content monitoring and moderation services, is a large portion of our business. The long-term impacts on the mental health and well-being of our employees doing this work are unknown. This work may lead to stress disorders and may create liabilities for us. This work is also subject to significant press and regulatory scrutiny. As a result, we may be subject to negative publicity or liability, or face difficulties recruiting and retaining employees, any of which could have an adverse effect on our reputation, business, financial condition and results of operations.
Some of our clients maintain platforms and websites that permit users to post content that is made generally available on these platforms and websites. These posts sometimes contain content that is defamatory, pornographic, hateful, violent, racist, scandalous, obscene, offensive, objectionable, or illegal, or that otherwise violates the policies of our clients (“Prohibited Content”). In addition to Prohibited Content, employees review posts that are political in nature, which may constitute objectionable content to them. Some of our employees work as content moderators on behalf of our clients, screening posts for Prohibited Content. While we believe that content moderation is a vital part of maintaining an open and safe internet for everyone, employees exposed to Prohibited Content on a regular basis are more likely to develop mental health issues, such as stress disorders, or experience other negative health impacts, and are more likely to resign from their employment. In addition, employers of content moderators, including our company, have been subject to significant negative media coverage and other public relations challenges, as well as legal actions by or on behalf of content moderators claiming significant damages for mental health issues allegedly developed while on the job. Additionally, content moderation is subject to regulation in certain jurisdictions and we may receive inquiries from government authorities and regulators regarding our compliance with laws and regulations, many of which are evolving and subject to interpretation.
We are dedicated to improving the efficiency and accuracy of content moderation while also mitigating its impact on the health and well-being of our content moderator employees. Despite these efforts, we could be subject to claims made by such employees. These claims could lead to liability and negative publicity, harm our reputation, and impact our ability to retain or recruit employees to work as content moderators. For example, we may be required under applicable law to provide accommodations for employees who experience or assert they are experiencing such mental health consequences. These accommodations could result in increased costs and reductions in the availability of employees who can perform content moderation work for our clients. Our content moderation employees may also make claims under workers’ compensation programs or other public or private insurance programs in connection with their employment or applicable labor or other laws. Any such employee claims or demands could result in increased costs, and could lead us to limit our content moderation business entirely, any of which would adversely impact our business, financial condition and results of operations.
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
Our results of operations may vary based on the impact of changes in the global economy and political environment on us and our clients. While it is often difficult to predict the impact of general economic and political conditions on our business, unfavorable economic or political conditions could adversely affect the demand for some of our clients’ products and services and, in turn, could cause a decline in the demand for our services and solutions and materially adversely affect our revenues, financial condition and results of operations. We derive a significant portion of our revenues from high-growth consumer technology companies located in the United States. In particular, a substantial portion of our clients are concentrated in the social media, meal delivery and transport industries. The transportation, hospitality, entertainment, e-commerce, FinTech (including cryptocurrency) and retail industries are particularly sensitive to the economic environment, and tend to decline during general economic downturns. In the past we have experienced, and may in the future experience, substantial variation in revenues from our high growth consumer technology clients, including our FinTech (including cryptocurrency) clients. Our business growth largely depends on continued demand for our services and solutions from clients in these industries and other industries that we may target in the future, as well as on trends in these industries to purchase such services and solutions or to move such services and solutions in-house.
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
Our business and future growth depend largely on continued demand for our services performed in the Philippines and the United States. During the fiscal year ended December 31, 2022, we derived 53% of our revenue from work performed in the Philippines, 26% of our revenue from work performed in the United States and 11% of our revenue from work performed in India. The Philippines has experienced political instability, acts of natural disaster, such as typhoons and flooding, and the occasional health and security threat and continues to be at risk of similar and other events that may disrupt our operations. In addition, we have benefited from many policies of the Government of India and the Indian state government in the state in which we operate which are designed to promote foreign investment. There is no assurance that such policies will continue. Various factors, such as changes in the central or state governments, could trigger significant changes in India’s economic liberalization and deregulation policies and disrupt business and economic conditions in India generally and our business in particular. We also conduct operations in Mexico, Taiwan, Ireland, Greece, Croatia, Serbia, Colombia, Malaysia and other international locations which are subject to various risks germane to those locations.
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
•political unrest and geopolitical tensions;
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
In addition, the Russian invasion of Ukraine and resulting sanctions and other measures imposed in response thereto have increased the level of economic and political uncertainty in Eastern Europe and worldwide. We do not have employees, facilities, or operations in either Russia or Ukraine; however, the continuation of the conflict or its political expansion into surrounding geographic areas could directly impact us, our clients, vendors or subcontractors, which could impact our operations and financial performance. We continue to monitor the situation closely to ensure business continuity plans are in place for neighboring countries where we have a presence, but there can be no assurance that such plans will be effective.
Our business is subject to a variety of U.S. federal and state, as well as international laws and regulations, including those regarding data privacy and security, and we or our clients may be subject to regulations related to the processing of certain types of sensitive and confidential information. Any failure to comply with applicable data privacy and security laws and regulations could harm our business, results of operations and financial condition.
We and our clients are subject to data privacy and security-related laws and regulations that impose obligations in connection with the collection, use, storage, processing or transmitting of personal and sensitive information. Existing U.S. federal and various state and foreign data privacy and security related laws and regulations are rapidly evolving and subject to potentially differing and/or contradictory interpretations, and we expect that legislative and regulatory bodies will expand existing or enact new laws and regulations regarding data privacy and information security related matters in the future, which may require us to expend significant resources to adapt to these changes, or stop offering our services and solutions in certain countries. In addition, because the scope of these laws is changing and may be subject to differing interpretations, and may be inconsistent among countries and jurisdictions in which we operate, or conflict with other rules, it may be costly for us to comply with these laws and regulations, and our attempts to comply with them may adversely affect our business, results of operations and financial condition.
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
Although we believe we take reasonable efforts to comply with all applicable laws and regulations with respect to security of our own systems, networks, and data, we rely heavily on the use of our clients’ and third party service providers’ systems to perform services, and we have no or limited ability to control such parties’ systems, policies and practices or ensure that there are adequate safeguards in place with respect to these systems. If we or our customers or third-party service providers fail to comply with current or future laws or regulations, we may be subject to litigation regulatory investigations, fines, individual claims, commercial liabilities or other liabilities, as well as negative publicity and a potential loss of business.
We also strive to comply with applicable industry (including self-regulatory) standards and codes of conduct relating to privacy and information security, and are subject to the terms of our own privacy policies and privacy-related obligations to third parties. Any failure or perceived failure by us to comply with applicable industry standards and codes of conduct, our privacy policies, or our privacy-related obligations to third-parties, may result in litigation, regulatory investigations, fines, individual claims, commercial liabilities or other liabilities, as well as negative publicity and a potential loss of business. Further, although we generally obtain and rely on contractual representations that our clients are in compliance with applicable laws and regulations, any such failure or perceived failure by our clients with respect to their users, customers or other third parties, or any failure or perceived failure of our clients to follow their publicly posted privacy policies or other agreements with their users, customers, or other third parties, may result in similar consequences to them and, to the extent our work for such clients is associated with such failure or perceived failure, to us. Additionally, if third parties we work with violate applicable laws, our policies or other privacy or security-related obligations, such violations may also put our clients’ information at risk and could in turn have an adverse effect on our business. Governmental agencies may also request or take data for national security or informational purposes, and also can make data requests in connection with criminal or civil investigations or other matters, which could harm our reputation and our business.
Certain of our clients are engaged in highly regulated industries and require solutions that ensure security given the nature of the content and information being distributed and associated applicable regulatory requirements. In particular, our employees may access, use or disclose protected health information in compliance with the requirements of the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical

Health Act, and related regulations, which are collectively referred to as HIPAA, and/or related federal and state laws and regulations. As a business associate, we are directly liable for compliance with HIPAA’s privacy and security requirements. We also have obligations under the business associate agreements that we are required to enter into with certain clients that are covered by HIPAA and certain subcontractors that we engage in connection with our business operations. Compliance efforts can be expensive and burdensome, and responses to enforcement activity can consume significant internal resources. If we fail to comply with our obligations under HIPAA and related federal and state laws and regulations, we may be subject to penalties, mitigation and breach notification expenses, private litigation and contractual damages, corrective action plans, resolution and monitoring agreements and related regulatory oversight and reputational harm.
Our business prospects will suffer if we are unable to continue to anticipate our clients’ needs by adapting to market and technology trends, investing in technology as it develops, and adapting our services and solutions to changes in technology and client expectations.
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
The prices for our services and solutions may decline for a variety of reasons, including competition in our business and pricing leverage from clients. In particular, we tend to face increased pricing pressure from clients as we expand the existing services and solutions we provide to them. Further, our reliance on any individual client for a significant portion of our revenue may give that client a certain a certain degree of pricing leverage against us when negotiating contracts and terms of service and solutions.
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
If any of our senior management team, key employees, sales executives or other key sales personnel joins a competitor or forms a competing company, we may lose clients, suppliers, know-how and staff members to them, and our revenue may be materially adversely affected. Additionally, there could be unauthorized disclosure or use of our technical knowledge, business practices or procedures by such personnel. Any non-competition, non-solicitation or non-disclosure agreements we have with our senior executives or key employees might not provide effective protection to us in light of legal uncertainties and jurisdictional variations associated with the enforceability of such agreements.
The COVID-19 pandemic, including the resulting global economic uncertainty and measures taken in response to the pandemic, has adversely impacted our business, financial condition and results of operations.
The COVID-19 pandemic has had a widespread and detrimental effect on the global economy and has adversely impacted our business and results of operations. Although we successfully mobilized and implemented a virtual operating model in 2020 in response to the pandemic, we are unable to accurately predict the full long-term impact that the COVID-19 pandemic, or any future outbreaks of contagious diseases or other adverse public health developments will have on our results of operations, financial condition, liquidity and cash flows. Our compliance with additional health and safety measures has impacted our day-to-day operations and disrupted our business and the business of our clients. Because the severity, magnitude and duration of the COVID-19 pandemic and its full economic consequences remain uncertain, rapidly changing and difficult to predict, the ultimate impact of the COVID-19 pandemic on our business, financial condition and results of operations remains unknown.

Risks Related to Macro-Economic, Geographical and Political Conditions
Our results of operations have been, and could in the future be, adversely affected by volatile, unfavorable or uncertain economic and political conditions, particularly in the markets in which our clients and operations are concentrated, and the effects of these conditions on our clients’ businesses.
Global macroeconomic and geopolitical conditions affect us, our clients’ businesses and the markets in which we and they operate. Volatile, unfavorable and uncertain economic and political conditions have in the past compromised and could in the future compromise business confidence in the markets in which our clients and operations are concentrated, resulting in clients reducing, deferring or eliminating spending with us, which negatively affects our business. Growth and demand in the markets we or our clients serve could slow, stagnate or contract, in each case, for an extended period of time. Because we operate globally and have significant businesses in many markets, an economic slowdown in any of those markets could adversely affect our results of operations.
Ongoing economic and political volatility and uncertainty and changing demand patterns affect our business in a number of other ways, including making it more difficult to accurately forecast client demand and effectively build our revenue and resource plans. Economic and political volatility and uncertainty is particularly challenging because it may take some time for the effects and changes in demand patterns resulting from these and other factors to manifest themselves in our business and results of operations. Changing demand patterns from economic and political volatility and uncertainty or otherwise, including as a result of increasing geopolitical tensions, inflation, economic downturns, changes in consumer behavior, changes in government regulations, global health emergencies and their impact on us and our clients, could have a significant negative impact on our business, financial condition and results of operations.
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
Our sites, key technology systems and data and voice communications may also be damaged or disrupted as a result of technical disruptions such as electricity or infrastructure breakdowns, including from additional stress relating to an increase in working from home and Wi-Fi usage and including damage to telecommunications cables, computer glitches, power failures and electronic viruses or human-caused events such as protests, riots, labor unrest, terrorist attacks and cyberattacks. Such events, or any natural or weather-related disaster, could lead to the disruption of information systems and telecommunication services for sustained periods. They also may make it difficult or impossible for employees to reach our sites. Any significant failure, damage or destruction of our equipment or systems, or any major disruptions to basic infrastructure such as power and telecommunications systems in the sites in which we operate, could impede our ability to provide solutions to our clients and thus adversely affect their businesses, have a negative impact on our reputation and may cause us to incur substantial additional expenses to repair or replace damaged equipment, internet server connections, information technology systems or sites. In addition, operations of our significant suppliers and distributors could be adversely affected if manufacturing, logistics or other operations in these locations are disrupted for any reason, such as those listed above, and, consequently, our operations could be adversely affected. Even if our operations are unaffected or recover quickly from any such events, if our clients cannot timely resume their own operations due to a catastrophic event, they may reduce or cancel their orders, which may adversely affect our results of operations. We may also be liable to our clients for disruption in service resulting from such damage or destruction. Any of these events, their consequences or the costs related to mitigation or remediation could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
•management of an employee base in jurisdictions, such as Mexico, Greece and Ireland, that do not give us the same employment and retention flexibility as does the United States;
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
The markets in which we compete are highly competitive, highly fragmented and continuously evolving. We face competition from a variety of companies, including some of our own clients, and we expect competition to remain intense in the future. Our services and solutions may easily be replicated by our competitors, and our services can be moved from one provider to another.
Some of our existing and future competitors have or will have greater financial, human and other resources, longer operating histories, larger geographic presence, greater technological expertise and more established relationships in the industries that we currently serve or may serve in the future. In addition, some of our competitors may enter into strategic or commercial relationships among themselves or with larger, more established companies in order to increase their ability to address client needs and reduce operating costs, or enter into similar arrangements with potential clients. Further, trends of consolidation in our industries and among competitors may result in new competitors with greater scale, a broader footprint, new, disruptive technologies or delivery models and price efficiencies attractive to our clients. Increased competition, our inability to compete successfully, pricing pressures or loss of market share could result in reduced operating profit margins and diminished financial performance, which would have a material adverse effect on our business, financial condition, results of operations and prospects.
We may acquire other companies in pursuit of growth, which may divert our management’s attention, result in dilution to our shareholders and consume resources that are necessary to sustain our business.
As part of our business strategy, we regularly review potential strategic transactions, including potential acquisitions, dispositions, consolidations, joint ventures or similar transactions, some of which may be material. We expect to continue to evaluate potential strategic transactions on an ongoing basis.
Negotiating potential strategic transactions can be time consuming, difficult and expensive, and our ability to complete these transactions may be subject to conditions or approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close.
An acquisition, investment or new business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, services, products, personnel or operations of acquired companies, particularly if the key personnel of the acquired company choose not to work for us, the acquired company’s technology is not easily compatible with ours or we have difficulty retaining the clients of any acquired business due to changes in management or otherwise. Historically, we have primarily grown our operations organically, and we do not have significant experience managing the acquisition of a business, including with diligence or integration. Mergers or acquisitions may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for the development of our business. Moreover, the anticipated benefits of any merger, acquisition, investment or similar partnership may not be realized or we may be exposed to unknown liabilities, including litigation against the companies we may acquire, for example from failure to identify all of the significant risks or liabilities associated with the target business.
Any of these risks could materially and adversely affect our business, financial condition, results of operations and prospects.
We have a relatively short history of operating at a large, global scale and may not be able to sustain our revenue growth rate or profitability in the future.
We have experienced rapid revenue growth in recent periods. Our revenue increased by 26.3% from $760.7 million in the fiscal year ended December 31, 2021 to $960.5 million in the fiscal year ended December 31, 2022 and 59.1% from $478.0 million in the fiscal year ended December 31, 2020 to $760.7 million in the fiscal year ended December 31, 2021. Our rapid growth has been fueled in part by the rapid growth of our major clients in high growth industries, such as social media, meal delivery and transport, e-commerce and FinTech. We may not be able to sustain revenue growth consistent with our recent history or at all. You should not consider our revenue growth in recent periods as indicative of our future performance. As we grow our business, we expect our revenue growth rates to slow in future periods. Our revenue growth rate may slow due to a number of factors, which may include slowing demand for our services, increasing competition, decreasing growth of our overall market, our inability to engage and retain a sufficient number of skilled employees or otherwise scale our business, prevailing wages in the markets in which we operate or our failure, for any reason, to capitalize on growth opportunities. In addition, any slowdown in the growth of our major clients, or the industries that we serve, may adversely impact the rate of our revenue growth.
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
We may not be successful in our attempt to control costs associated with salaries and benefits. For the fiscal year ended December 31, 2022, payroll and related costs accounted for approximately $672 million, or 70%, of our revenue. Employee benefits expenses in each of the countries in which we operate are a function of the country’s economic growth, level of employment and overall competition for qualified employees in the country. In addition, wage inflation, whether driven by competition for talent or ordinary course pay increases, may increase our cost of providing services and reduce our profitability if we are not able to pass those costs on to our clients or charge premium prices. We may need to increase employee compensation more than in previous periods to remain competitive in attracting the quantity and quality of employees that our business requires, which may reduce our profit margins and have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects. In addition, wage increases or other expenses related to the termination of our employees may reduce our profit margins and have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects. If we expand our operations into new jurisdictions, we may be subject to increased operating costs, including higher employee compensation expenses in these new jurisdictions relative to our current operating costs, which could have a negative effect on our profit margin.
Furthermore, many of the countries in which we operate have labor protection laws, which may include statutorily mandated minimum annual wage increases, legislation that imposes financial obligations on employers and laws governing the employment of workers. These labor laws in one or more of the key jurisdictions in which we operate, particularly in the United States, the Philippines or India, may be modified in the future in a way that is detrimental to our business. Recently, a number of state and local governments in the United States have increased the minimum wage for employees with other such laws proposed, and there have been various proposals discussed to increase the federal minimum wage in the United States. As federal or state minimum wage rates increase, we may need to increase the wages paid to our hourly team members. Further, should we fail to increase our wages competitively in response to increasing wage rates, our attrition could increase and the quality of our workforce could decline, causing our client service to suffer. Additionally, the U.S. Department of Labor has issued regulations increasing the minimum threshold for overtime “exempt” employees, and additional increases may be proposed, which could result in a substantial increase in our payroll expense. If these labor laws become more stringent, it may become more difficult for us to discharge employees, or cost-effectively downsize our operations as our level of activity fluctuates, both of which would likely reduce our profit margins and have a material adverse effect on our business, financial condition, results of operations and prospects.
Additionally, as we expand to other markets, some of those markets may have employment laws that provide greater job security, bargaining or other rights to employees than the laws in the United States. Such employment rights require us to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. A strike, work stoppage or slowdown by our employees or significant dispute with our employees, whether or not related to negotiations, could result in a significant disruption of our operations or higher ongoing labor costs and could have a material adverse effect on our business, financial condition, results of operations and prospects and harm our reputation.
In addition, our employees may in the future elect to form unions and seek to bargain collectively. If employees at any of our sites become unionized, we may be required to raise wage levels or grant other benefits that could result in an increase in our compensation expenses, in which case our profitability may be adversely affected.
Our clients often dictate where they wish for us to locate the sites that serve their customers, such as “near-shore” jurisdictions located in close proximity to the United States or specific locations elsewhere in the world. There is no assurance that we will be able to find and secure locations suitable for operations in jurisdictions which meet our cost-effectiveness and security standards. Our inability to expand our operations to such locations may impact our ability to secure new and additional business from clients, and could adversely affect our growth and results of operations.
We may fail to attract, hire, train and retain sufficient numbers of skilled employees in a timely fashion at our sites to support our operations, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
Our business relies on large numbers of trained and skilled employees at our sites, and our success depends to a significant extent on our ability to attract, hire, train and retain skilled employees. The outsourcing and technology industries generally experience high employee turnover. In addition, we compete for skilled employees not only with other companies in our industry, but also with companies in other industries, such as social media, meal delivery and transport, e-commerce and FinTech, among others. Increased competition for these employees, particularly in tight labor markets, remains high and we expect such competition to continue, and could have an adverse effect on our business. Additionally, a significant increase in the turnover rate among trained employees could increase our costs, including personnel expenses and training costs and decrease our operating profit margins and could have an adverse effect on our ability to complete existing contracts in a timely manner, meet client objectives and expand our business.
In addition, our failure to attract, train and retain personnel with the experience and skills necessary to fulfill the needs of our existing and future clients or to assimilate new employees successfully into our operations could have a material adverse effect on our business, financial condition, results of operations and prospects by impacting our ability to maintain and renew existing client engagements, obtain new business, and increase our margins.
Further, we may incur additional expenses in rehiring and retraining employees and/or bridging the gap between internal assignments, creating inelasticity of our labor costs relative to short-term movements in client demand. Additionally, the hiring and training of our employees in response to increased demand takes time and results in additional short term expenses. These factors constrain our ability to adjust our labor costs for short-term movements in demand, which could have a material adverse effect on our business, financial condition and results of operations.
There may be adverse tax and employment law consequences if the independent contractor status of some of our personnel or the exempt status of our employees is successfully challenged.
In several countries, a small number of individuals provide services to us as independent contractors. In addition, over 100,000 individuals have accounts on TaskVerse, an open platform that connects a global community of freelancers to complete a variety of tasks in exchange for compensation. Freelancers who perform projects on the TaskVerse are not employees of TaskUs. The criteria to determine whether an individual is considered an independent contractor, an employee, or some other classification are typically fact sensitive and vary by jurisdiction, as can the interpretation of the applicable laws. If a government authority or court makes any adverse determination with respect to project classifications in general or one or more of our independent contractors specifically, we could incur significant costs, including for prior periods, in respect of tax withholding, social security taxes or payments, workers’ compensation and unemployment contributions, and recordkeeping, or we may be required to modify our business model, any of which could materially adversely affect our business, financial condition and results of operations and increase the difficulty in attracting and retaining personnel.
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
Moreover, the trend towards outsourcing business processes may not continue and could be reversed by factors beyond our control, including negative perceptions attached to outsourcing activities, government regulations against outsourcing activities, or technological developments or improvements in automation that cause insourcing to be a more attractive economic option. Political opposition to outsourcing services and/or activities may also arise in certain countries if there is a perception that such actions have a negative effect on domestic employment opportunities.
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
Consolidation of the potential users of our solutions may decrease the number of clients who contract for our solutions. Any significant reduction in or elimination of the use of the solutions we provide as a result of consolidation would result in reduced revenue to us and could harm our business. Such consolidation may encourage clients to apply increasing pressure on us to lower the prices we charge for our solutions, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
The terms of our client contracts or inaccurate forecasting may limit our profitability or enable our clients to reduce or terminate their use of our solutions.
Some of our client contracts do not have minimum volume requirements, and the profitability of each client contract or work order may fluctuate, sometimes significantly, throughout various stages of the program. Further, clients in some cases do not accurately forecast their demand for our services, which has resulted in and may in the future may result in over-hiring for certain campaigns without the ability to charge the client for these excess headcount costs, including severance and post-employment benefits. There can be no assurance that our clients will not terminate their contracts before their scheduled expiration dates, that the volume of services for these programs will not be reduced, that we will be able to avoid penalties or earn performance bonuses for our solutions, or that we will be able to terminate unprofitable contracts without incurring significant liabilities. For these reasons, there can be no assurance that our client contracts will be profitable for us or that we will be able to achieve or maintain any particular level of profitability through our client contracts. In addition, these risks make it more difficult to predict our financial results in future periods.
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
We provide services and solutions that are integral to our clients’ businesses. If we were to default in the provision of any contractually agreed-upon services or solutions, our clients could suffer significant damages and make claims against us for those damages. We currently carry cyber and errors and omissions liability coverage in an amount we consider appropriate for all services we provide. To the extent client damages are deemed recoverable against us in amounts substantially in excess of our insurance coverage, or if our claims for insurance coverage are denied by our insurance carriers for any reason, including reasons beyond our control, there could be a material adverse effect on our revenue, business, financial condition and results of operations.
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
Our success largely depends on our ability to use and develop our technology, tools, code, methodologies and services without infringing, misappropriating or otherwise violating the intellectual property rights of third parties, including patents, copyrights, trade secrets and trademarks. We or our clients may be subject to claims that our services and solutions infringe, misappropriate, or violate the intellectual property rights of third parties, vendors, current and former employees, and independent contractors. In our contracts, we agree to indemnify our clients for expenses and liabilities resulting from third-party claims that our solutions infringe, misappropriate, or violate their intellectual property rights, in some cases excluding third party components. In some instances, the amount of these indemnity obligations may be greater than the revenues we receive from the client under the applicable contract. Further, our current and former employees and independent contractors could challenge our exclusive rights to the software and other technology they have developed in the course of their employment or engagement with us.
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
We believe that our success is dependent, in part, upon protecting our intellectual property rights and proprietary information, including trade secrets. We rely on a combination of intellectual property rights, including trademarks, copyright, trade secrets, contractual restrictions and technical measures to establish and protect our intellectual property rights and proprietary information. However, the steps we take to protect our intellectual property rights and proprietary information may provide only limited protection and may not now or in the future provide us with a competitive advantage. Any of our intellectual property rights may be challenged by others and could be invalidated through administrative process or litigation. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our technology and use information that we regard as proprietary to create products and services that compete with our solutions, which may cause us to lose market share or render us unable to operate our business profitably. In addition, some contractual provisions protecting against unauthorized use, copying, transfer, and disclosure of our technology may be unenforceable under the laws of jurisdictions outside the United States and the laws of some countries do not protect intellectual property rights to the same extent as the laws of the United States, and as a result we may not be able to protect our technology and intellectual property in all jurisdictions in which we operate.
We engage in a number of measures designed to mitigate risks related to our intellectual property rights and proprietary information, including trade secrets, but there can be no guarantees that these measures will be effective in controlling access to or the distribution of our proprietary information. Further, these measures will not prevent potential competitors from independently developing technologies that may be substantially equivalent or superior to ours.
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
Our business prospects will suffer if we are unable to continue to anticipate our clients’ needs by adapting to market and technology trends, investing in technology as it develops, and adapting our services and solutions to changes in technology and client expectations.
Our success depends, in part, upon our ability to anticipate our clients’ needs by adapting to market and technology trends. We may need to invest significant resources in research and development to maintain and improve our solutions and respond to our clients’ changing needs. If we are unable to further refine and enhance our solutions or to anticipate innovation opportunities and keep pace with evolving technologies in a timely manner or on a cost effective basis, our solutions could become uncompetitive or obsolete and as a result our clients may terminate their relationship with us or choose to divert their business elsewhere, and our revenue may decline as a result. In addition, we may experience technical problems and additional costs as we introduce new solutions, deploy future iterations of our solutions and integrate new solutions with existing client systems and workflows. If any of these or related problems were to arise, our business, financial condition, results of operations and prospects could be adversely affected.
Our clients span industry verticals, including social media, e-commerce, gaming, streaming media, food delivery and ride sharing, Technology, FinTech and HealthTech. If we are unable to successfully adapt our solutions to these industry verticals, if we are not successful in attracting successful clients in these industry verticals, or if these industry verticals do not grow in line with our expectations, our potential growth opportunities could be compromised.
In the event we acquire or invest in new companies and those companies fail to obtain all intellectual property rights necessary to enable full use of intellectual property acquired, we may not realize the return on investment that we anticipate and may have exposure to claims for intellectual property misappropriation or infringement. Further, if we invest in new companies and key human resources needed to use the technology leave the company, we may not be able to realize the return on investment expected.

Risks Related to Legal, Regulatory and Tax Matters
We are subject to laws and regulations in the United States and other countries in which we operate, including export restrictions, economic sanctions, the FCPA, and similar anti-corruption laws. Compliance with these laws requires significant resources and non-compliance may result in civil or criminal penalties and other remedial measures.
We are subject to many laws and regulations that restrict our international operations, including laws that prohibit activities involving restricted countries, organizations, entities and persons that have been identified as unlawful actors or that are subject to U.S. sanctions. The U.S. Office of Foreign Assets Control (“OFAC”), and other international bodies have imposed sanctions that prohibit us from engaging in trade or financial transactions with certain countries, businesses, organizations and individuals. Furthermore, we are subject to U.S. export controls, specifically the Export Administration Regulations, and the export controls of other jurisdictions. We are also subject to the FCPA, and anti-bribery and anti-corruption laws in other countries, which prohibit companies and their intermediaries from bribing government officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment. We operate in many parts of the world that have experienced government corruption to some degree, and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices, although adherence to local customs and practices is generally not a defense under U.S. and other anti-bribery laws.
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
We and our affiliates from time to time are required to report specified dealings or transactions involving Iran or other sanctioned individuals or entities.
The Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”) requires companies subject to SEC reporting obligations under Section 13 of the Exchange Act to disclose in their periodic reports specified dealings or transactions involving Iran or other individuals and entities targeted by certain OFAC sanctions. In some cases, ITRA requires companies to disclose these types of transactions even if they were permissible under U.S. law. Companies that currently may be or may have been at the time considered our affiliates have from time to time publicly filed and/or provided to us the disclosure reproduced on Exhibit 99.1 of this report, which disclosure is hereby incorporated by reference herein. We do not independently verify or participate in the preparation of these disclosures. We are required to separately file with the SEC a notice when such activities have been disclosed in this report, and the SEC is required to post such notice of disclosure on its website and send the report to the President and certain US Congressional committees. The President thereafter is required to initiate an investigation and, within 180 days of initiating such an investigation, determine whether sanctions should be imposed. Disclosure of such activity, even if such activity is not subject to sanctions under applicable law, and any sanctions actually imposed on us or our affiliates as a result of these activities, could harm our reputation and have a negative impact on our business, and any failure to disclose any such activities as required could additionally result in fines or penalties.
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
Increases in income tax rates, changes in income or other tax laws or disagreements with tax authorities could adversely affect our business, financial condition or results of operations.
We are subject to income taxes in the United States and in certain foreign jurisdictions in which we operate. Increases in income tax rates or other changes in income tax laws in any particular jurisdiction could reduce our after-tax income from such jurisdictions and could adversely affect our business, financial condition or results of operations. Our operations outside the United States generate a significant portion of our income and many of the other countries in which we have significant operations, have recently made or are actively considering changes to existing tax laws. For example, in August 2022, the Inflation Reduction Act (the “IRA”) was signed into law. The IRA, among other things, includes a new 15% corporate minimum tax as well as a 1% excise tax on corporate stock repurchases completed after December 31, 2022, subject to certain exceptions.
Additional changes in the U.S. tax regime or in how U.S. multinational corporations are taxed on foreign earnings, including changes in how existing tax laws are interpreted or enforced, could adversely affect our business, financial condition or results of operations.
We cannot predict the outcome of any specific legislative proposals or amendments to existing treaties. Since we operate or have operations in a number of foreign jurisdictions, our plans for expansion or our results of operations in such jurisdictions could be adversely affected if adopted proposals resulted in an increase in our tax burden, costs of our tax compliance or otherwise adversely affected our results of operations and cash flows. There are no assurances that we will be able to implement effective tax planning strategies to optimize our tax position following changes in tax laws globally. Our effective tax rate and our results of operations may be impacted by any changes in tax laws.
In addition, we are subject to periodic examination of our income tax returns by the IRS and other tax authorities around the world. There can be no assurance that the outcomes from these examinations will not have an adverse effect on our provision for income taxes and cash tax liability.
If our favorable tax treatment is overturned, we may be subject to significant penalties.
Several of our sites, primarily located in the Philippines, benefit from tax incentives or concessional rates provided by local laws and regulations. Most of our sites located within special economic zones in the Philippines benefit from favorable tax treatment provided by registrations with the PEZA/BOI. These benefits vary from site to site and may include income tax holidays, reduced income taxes, and reduced VAT. Under the PEZA or BOI registrations, favorable tax treatment for certain of our registered sites have expired, but may be renewed for subsequent periods provided we meet certain criteria for NFEE and CELR. The income tax holiday for one of our sites expired in July 2019 and was retro-actively extended through July 2021. This site has since been granted reduced income tax incentives of 5% of gross income until April 2031. The income tax holiday for a second site expired December 2020, and was retro-actively extended through December 2021. This site has since been granted reduced income tax incentives of 5% of gross income until April 2031. The income tax holiday for a third site expired in September 2020, and was retro-actively extended through September 2022. This site has since been granted reduced income tax incentives of 5% of gross income until April 2031. The income tax holiday for a fourth site ended in November 2022, and was extended until November 2023. We continue to engage with PEZA or BOI in order to meet the necessary criteria for favorable tax treatment and will file the extension applications before each respective due date.
The favorable tax treatment under PEZA or BOI registrations decreased total foreign taxes by $6.1 million and $6.7 million for the years ended December 31, 2022 and 2021, respectively. More generally, future changes in either tax incentives or concessional rates provided by local laws and regulations could require us to pay significant tax liabilities, and we may not have the available cash or borrowing capacity to make the payments, which could materially impair our ability to conduct our business.
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
Due to the nature of our business, our sales cycles often require a significant investment of capital, resources and time to allow us to educate potential clients on the value of our services and solutions and assess the feasibility of integrating our systems and processes with theirs. As a result, our selling cycle, which may continue for multiple years, is subject to many risks and delays over which we have little or no control, including our clients’ decisions to choose alternatives to our solutions and timing of budget cycles and approval processes.
In addition, implementing our services and solutions involves a significant commitment of resources over an extended period. Our clients may also experience delays in obtaining internal approvals or delays associated with technology or system implementations, thereby further delaying the implementation process.
If we fail to close sales with potential clients to whom we have devoted significant time and resources, or if our current and future clients are not willing or able to invest the time and resources necessary to implement our services and solutions, our business, financial condition, results of operations and prospects could suffer.
If we are unable to timely and effectively collect on billed and unbilled receivables from clients, our cash flows and results of operations may be adversely affected.
Our business depends on our ability to timely and effectively bill and collect payment from our clients. We typically bill and collect on relatively short cycles. We maintain provisions against receivables. Actual losses on client balances could differ from those that we currently anticipate and, as a result, we may need to adjust our provisions. In addition, our assessment of the creditworthiness of our clients may differ from the actual creditworthiness of those clients at the time of such assessment. Macroeconomic conditions have caused financial difficulties for some of our clients and could result in financial difficulties for other clients, including limited access to the credit markets, insolvency or bankruptcy. Such conditions have caused some clients and could cause other clients to delay payment, request modifications of their payment terms, or default on their payment obligations to us, all of which could increase our receivables balance.
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
We are exposed to adverse changes in our clients’ payment policies. If our clients implement policies which extend the payment terms of our invoices, our working capital levels could be adversely affected and our financing costs may increase. If we are unable to fund our working capital requirements, access financing at competitive rates or make investments to meet the expanding business of our existing and potential new clients, our business, financial condition, results of operations and prospects could be adversely affected.
During weak economic periods, there is an increased risk that our clients will file for bankruptcy protection, which may harm our revenue, profitability, and results of operations. For example, in connection with the COVID-19 pandemic, certain of our former clients filed for bankruptcy protection under the U.S. Bankruptcy Code. Although we filed claims for payment of amounts we are owed in these cases, we may not ultimately recover amounts owed. We also face risk from international clients that file for bankruptcy protection in foreign jurisdictions, particularly given that the application of foreign bankruptcy laws may be more difficult to predict. In addition, we may determine that the cost of pursuing any creditor claim outweighs the recovery potential of such claim. As a result, increases in client bankruptcy during weak economic periods could adversely affect our business, financial condition, results of operations, and cash flows.
We are subject to risks associated with our incurrence of debt.
On September 7, 2022, the Company entered into a credit agreement with both new and existing lenders which amended and restated our 2019 Credit Agreement. The 2022 Credit Agreement includes a $270.0 million term loan and a $190.0 million credit facility (each as defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness”). The 2022 Credit Facilities (as defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness”) mature on September 7, 2027.
Further, an increase to our level of indebtedness could:
•require us to dedicate an increased portion of our cash flow from operations to payments on our indebtedness, which could reduce the availability of cash flow to fund acquisitions, start-ups, working capital, capital expenditures and other general corporate purposes;

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
In addition, the interest rate on our 2022 Credit Facilities is variable. An increase in the variable rate used to determine the interest we are required to pay could have a material adverse effect on our business, financial condition, results of operations and prospects. See Part II, Item 7A, in this Annual Report, “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk.”
Our ability to raise additional capital through traditional means may be limited or impractical, causing us to seek funds through other types of financing, including private or public equity or debt offerings, which may result in dilution and harm our business and our ability to compete.
We may require additional capital to fund our operations and future growth, which may not be available to us on acceptable terms and on a timely basis, if at all. We may seek funds through borrowings or other financing, including private or public equity or debt offerings.
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
Our sites operate on leasehold property. Our leases are subject to renewal and we may be unable to renew such leases on commercially acceptable terms or at all. Our inability to renew our leases, or a renewal of our leases with a rental rate higher than the prevailing rate under the applicable lease prior to expiration, may cause an increase in operating costs and, in the in the event of non-renewal of our leases, may cause delays in relocation that could lead to a disruption in our operations.
Risks Related to Ownership of our Class A Common Stock
Our Sponsor and our Co-Founders control us and their interests may conflict with ours or yours in the future.
Our Sponsor and our Co-Founders beneficially owned approximately 96.3% of the combined voting power of our Class A common stock and Class B common stock as of December 31, 2022. Moreover, we nominated to our board of directors individuals designated by our Sponsor and our Co-Founders in accordance with the stockholders agreement we entered into in connection with our IPO. Our Sponsor and our Co-Founders retained the right to designate directors subject to the maintenance of certain ownership requirements in the Company. Even when our Sponsor and our Co-Founders cease to own shares of our stock representing a majority of the total voting power, for so long as our Sponsor and our Co-Founders continue to own a significant percentage of our stock, they will still be able to significantly influence or effectively control the composition of our board of directors and the approval of actions requiring stockholder approval through their voting power. Accordingly, for such period of time, our Sponsor and our Co-Founders will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, for so long as our Sponsor continues to own a significant percentage of our stock, our Sponsor will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of our company and ultimately might affect the market price of our Class A common stock.
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our common stock prior to the completion of our IPO, and it may depress the trading price of our Class A common stock.
Our Class A common stock has one vote per share and our Class B common stock has ten votes per share. Our Sponsor and our Co-Founders held in the aggregate 96.3% of the combined voting power of our Class A common stock and our Class B common stock as of December 31, 2022. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. Each share of our Class B common stock may be convertible into one share of our Class A common stock at any time and will convert automatically upon certain transfers and upon the earlier of (i) June 10, 2028 and (ii) (x) with respect to our Sponsor, the first date on which the aggregate number of outstanding shares of our Class B common stock held by our Sponsor ceases to represent at least 5.0% of the aggregate number of our outstanding shares of common stock and (y) with respect to each Co-Founder, the first date on which the aggregate number of shares of our Class B common stock held by such Co-Founder ceases to represent at least 5.0% of the aggregate number of our outstanding shares of common stock. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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
Our Sponsor and our Co-Founders are parties to a stockholders agreement and beneficially own approximately 96.3% of the combined voting power of all classes of our stock entitled to vote generally in the election of directors. As a result, we are a “controlled company” within the meaning of the corporate governance standards of Nasdaq. Under these rules, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies, within one year of the date of the listing of their Class A common stock:
•are not required to have a board of directors that is composed of a majority of “independent directors,” as defined under the Nasdaq rules;
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
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We will remain an “emerging growth company” until the earliest to occur of:
•the last day of the fiscal year during which our total annual revenue equals or exceeds $1.235 billion (subject to adjustment for inflation);
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
Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective internal control over financial reporting could adversely affect the results of annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq.
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
As of December 31, 2022 we had approximately 2,470,742,000 shares of Class A common stock and approximately 179,967,000 shares of Class B common stock authorized but unissued. Our amended and restated certificate of incorporation authorizes us to issue these shares of Class A and Class B common stock and options, rights, warrants and appreciation rights relating to Class A and Class B common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. As of December 31, 2022, we had 7,723,711 shares of Class A common stock issuable in respect of outstanding stock options granted under the 2019 Stock Incentive Plan and the 2021 Omnibus Incentive Plan with a weighted average exercise price of $12.98 per share. We also had 7,268,641 shares of Class A common stock issuable in respect of outstanding restricted stock units, including awards with market conditions, granted under the 2021 Omnibus Incentive Plan. Additionally, we have 9,132,323 shares of Class A common stock available for grant under our Omnibus Incentive Plan. Further, we have reserved 5,000,000 shares of Class A common stock under our Employee Stock Purchase Plan, approved by the stockholders on June 14, 2022. Any Class A or Class B common stock that we issue, including under our Omnibus Incentive Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the investors who purchase Class A common stock.
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
We have, and in the future, may also issue our securities in connection with investments or acquisitions. The amount of shares of our Class A common stock issued in connection with an investment or acquisition could constitute a material portion of our then outstanding shares of Class A common stock. As restrictions on resale end, the market price of our shares of Class A common stock could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of Class A common stock or other securities or to use our shares of Class A common stock as consideration for acquisitions of other businesses, investments or other corporate purposes.

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2022, we leased approximately 1.5 million square feet of office space around the world, including our designated corporate headquarters located in New Braunfels, Texas. Our leases usually have a range of expiration dates from two to five years, and typically include a renewal option for an additional term. We operate from time to time in temporary sites to accommodate growth before new sites are available. We lease all of our properties and do not own any real property. We intend to procure additional space in the future as we continue to add employees and expand geographically.
Item 3. Legal Proceedings
The information required with respect to this item can be found under Note 10, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in this Annual Report and is incorporated by reference into this Item 3.
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
Holders of Record
As of December 31, 2022, there were 129 stockholders of record of our Class A common stock, and the closing price of our Class A common stock was $16.90 per share as reported on the Nasdaq. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of December 31, 2022, there were seven stockholders of record of our Class B common stock.
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
Purchases of Equity Securities by the Issuer
During the three months ended December 31, 2022, our purchases Class A common stock were as follows:

Period	Total number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
October 1, 2022 through October 31, 2022	665,397	$19.57	665,397	$73,275
November 1, 2022 through November 30, 2022	245,623	$17.27	245,623	$69,033
December 1, 2022 through December 31, 2022	—	—	—	$—
Total	911,020		911,020

(1)
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

(2)	Average price paid per share includes costs associated with the repurchases.
Recent Sale of Unregistered Securities and Use of Proceeds
None.
Stock Performance Graph
This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act, or the Exchange Act.
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
This Annual Report includes certain historical consolidated financial and other data for TaskUs, Inc. (“we,” “us,” “our” or the “Company”). The following discussion provides a narrative of our financial condition and results of operations for the fiscal year ended December 31, 2022 compared to the fiscal year ended December 31, 2021. A discussion regarding our financial condition and results of operations for the fiscal year ended December 31, 2021 compared to the fiscal year ended December 31, 2020, other than the comparison of service revenue by delivery geography, can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 9, 2022, which is incorporated herein by reference. India, which was previously included in Rest of World, is now reported separately within revenue disaggregation by geographical location. As a result, the comparison of service revenue by delivery geography for the years ended December 31, 2021 and 2020 has been recast, and included in this Annual Report, for comparability.
Overview
We are a provider of outsourced digital services and next-generation customer experience to the world’s most innovative companies, helping our clients represent, protect and grow their respective brands. We serve our clients to support their end customers’ urgent needs, navigate an increasingly-complex compliance landscape, handle sensitive tasks, including online content moderation and enable artificial intelligence technology and automation. As of December 31, 2022, we served over 150 clients spanning established and emerging industry segments, including e-commerce, FinTech, food delivery and ride sharing, gaming, Technology, HealthTech, social media and streaming media.
Our global, omni-channel delivery model is focused on providing our clients three key services – Digital Customer Experience (“Digital CX”), Trust and Safety (formerly known as Content Security) and Artificial Intelligence (“AI”) Services (formerly known as AI Operations). 92% of our revenue for the year ended December 31, 2022 was delivered from non-voice, digital channels or omni-channel services which allow us to utilize resources efficiently, thereby driving higher profitability.
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
Business Highlights
We continued to grow revenue, despite challenging macroeconomic developments during 2022. As certain of our clients elected to shift work from the United States to the Philippines, India and Rest of World in 2022, we focused on working with clients to deliver service out of their optimal geography, which allows us to serve them better in the long-term, and cost management. We won 40 new clients in 2022, achieving a 43% new client win rate, and 63 current clients signed new statements of work with us.
Recent Financial Highlights
For the year ended December 31, 2022, we recorded service revenue of $960.5 million, a 26.3% increase from $760.7 million for the year ended December 31, 2021.
For the year ended December 31, 2022, we recorded net income of $40.4 million compared to a net loss of $58.7 million for the year ended December 31, 2021. This increase included expenses related to the one-time phantom shares bonuses and non-recurring teammate bonuses associated with the initial public offering ("IPO") of $133.7 million and the impact of our continued revenue growth, partially offset by higher non-cash stock-based compensation expense which we began recognizing upon the IPO, the impact of foreign currency exchange rate forward contracts, depreciation and rising interest rates. Adjusted Net Income for the year ended December 31, 2022 increased 10.4% to $142.8 million from $129.4 million for the year ended

December 31, 2021. Adjusted EBITDA for the year ended December 31, 2022 increased 18.8% to $223.2 million from $187.9 million for the year ended December 31, 2021.
The operating results in any period are not necessarily indicative of the results that may be expected for any future period.
2022 Developments
Acquisition of heloo
On April 15, 2022, we acquired all of the equity interests of Parsec d.o.o. and Q Experience d.o.o. (collectively, "heloo"), a Croatia-based Digital Customer Experience solutions provider to European technology companies supporting 20 languages across seven additional Eastern European countries, including Bosnia, Serbia, and Slovenia. The results of operations of heloo subsequent to the April 15, 2022 acquisition date are included in the accompanying consolidated financial statements. See Note 3, "Business Combination" in the Notes to Consolidated Financial Statements included in this Annual Report.
Macroeconomic Trends
Macroeconomic factors, including global economic and geopolitical developments, increased inflation rates, interest rate increases, and foreign currency exchange rate changes, have direct and indirect impacts on our results of operations that are difficult to isolate and quantify. Due to market uncertainty and potential recession or other economic challenges, many of our customers are shifting their focus from growth to cost reduction resulting in certain customers electing to shift work from our onshore locations to our offshore delivery centers or reduce vendor spend across the board. This trend has been accelerated by our clients in the cryptocurrency and equity trading spaces. These factors contributed to a deceleration in our revenue growth rate and an increase in our operating costs. We expect some or all of these factors to continue to impact our operations in the near term; however, we believe that the increased cost focus also creates meaningful opportunities with both new and existing clients.
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
New client wins and growing with our current clients
We won 40 new clients in 2022, and we achieved a 43% new client win rate for every dollar of new client opportunities we pursued. As of December 31, 2022, we served over 150 of the world’s leading technology companies. In addition, over 99% of our revenues in 2022 were from recurring revenue contracts. As our clients grow in size and the complexity of their outsourcing needs increases, we believe we have an opportunity to increase the addressable spend available to TaskUs through enhanced penetration of current services as well as cross-selling new services. In 2022, 63 current clients signed new statements of work with us.
Expanded service offerings
We closely watch trends in the start-up and private equity space, working with founders and investors to develop custom service offerings. We also work closely with current and potential clients to develop offerings that we believe align with our core competencies and present an attractive market opportunity. This approach has earned us the opportunity to support some of the most innovative companies in history (often before anyone else) and has enabled significant expansion opportunities with large global enterprises. For example, we leveraged our knowledge of talent management and onboarding to launch our Learning Experience solution to support the onboarding and training of our clients’ employees and we significantly expanded our AI Services capabilities to respond to the needs of our largest clients.
Expanding geographically
We expanded our presence from 23 sites in ten countries as of December 31, 2021 to 27 sites in 13 countries as of December 31, 2022. During 2022, we nearly doubled our Headcount in the Rest of World from approximately 2,200 employees as of December 31, 2021 to approximately 4,100 as of December 31, 2022. We have seen strong growth in Colombia, Greece and Malaysia, as well as Croatia and Serbia associated with our acquisition of heloo. We plan to continue expanding our geographic footprint to drive growth with both existing and new clients, which may result in one-time costs that may impact profitability.

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
Cost management and financial flexibility
During 2022, we enhanced our focus on cost management and financial flexibility. We conducted a comprehensive review of our cost structure in order to drive efficiencies across functions. We generated net cash flow from operating activities of $147.1 million and Free Cash Flow of $103.3 million, respectively, and refinanced our credit facility which increased our borrowing capacity on our revolving credit facility to $190.0 million. While we incurred certain one-time costs during the year, including severance in some cases, we believe these actions will have long-term benefits to the goal of enabling our future growth and profitability.
Hiring and retention of employees
In order to efficiently and effectively provide services to our clients, we must be able to quickly hire, train and retain employees. We offer our employees competitive wages with annual increases and also invest in their well-being. Our employee benefits and employee engagement costs may vary from period to period based on employee participation. We seek to retain sufficient employees to serve our clients’ increasing business needs and position ourselves for growth. We believe our focus on employee culture leads to lower employee attrition levels. Apart from driving our high client satisfaction and retention metrics, lower employee attrition leads to lower hiring and training costs and higher employee productivity. The voluntary attrition rate for employees who were employed by TaskUs for more than 180 days was 26.0% for the year ended December 31, 2022.
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
•Trust and Safety: Principally consists of review and disposition of user and advertiser generated visual, text and audio content for purposes which include removal or labeling of policy violating, offensive or misleading content. We are developing and enforcing client designated Trust and Safety policies in several areas including intellectual property, job and commerce postings, objectionable material, political advertising, dating apps and digital marketplaces and gaming platforms. Also included in this area are our offerings for risk management, compliance, identity management and fraud.
•AI Services: Principally consists of high-quality data labeling services, annotation, context relevance and transcription services performed for the purpose of training and tuning machine learning algorithms, enabling them to develop cutting-edge AI systems.
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
General and administrative expenses consist of personnel costs and related expenses for technology, human resources, legal, finance, global shared services, and executives including, professional fees, insurance premiums, cloud-based capabilities and other corporate expenses.
Depreciation
Depreciation is computed on the straight-line basis over the estimated useful life of our property and equipment assets, generally three to five years or, for leasehold improvements, over the term of the lease, whichever is shorter.
Amortization of Intangible Assets
Amortization of intangible assets relates primarily to our client relationship and trade name intangibles, which are amortized over their useful lives using the straight-line method, which reflects the pattern of benefit, and assumes no residual value.
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

Results of Operations
Comparison of the Years Ended December 31, 2022 and 2021
The following table sets forth our consolidated statement of income information for the years ended December 31, 2022 and 2021:

	Year ended December 31,		Period over Period Change
(in thousands)	2022	2021	($)	(%)
Service revenue	$960,489	$760,703	$199,786	26.3%
Operating expenses:
Cost of services	558,761	431,736	127,025	29.4%
Selling, general, and administrative expense	260,003	335,312	(75,309)	(22.5)%
Depreciation	37,915	29,038	8,877	30.6%
Amortization of intangible assets	19,882	18,847	1,035	5.5%
Loss on disposal of assets	31	52	(21)	(40.4)%
Total operating expenses	876,592	814,985	61,607	7.6%
Operating income (loss)	83,897	(54,282)	138,179	NM
Other expense	7,443	177	7,266	NM
Financing expenses	11,921	6,504	5,417	83.3%
Income (loss) before income taxes	64,533	(60,963)	125,496	NM
Provision for (benefit from) income taxes	24,111	(2,265)	26,376	NM
Net income (loss)	$40,422	$(58,698)	$99,120	NM
NM: not meaningful
Service revenue
Service revenue for the years ended December 31, 2022 and 2021 was $960.5 million and $760.7 million, respectively. Service revenue for the year ended December 31, 2022 increased by $199.8 million or 26.3% when compared to the year ended December 31, 2021.
Service revenue by service offering
The following table presents the breakdown of our service revenue by service offering for each period:

	Year ended December 31,		Period over Period Change
(in thousands)	2022	2021	($)	(%)
Digital Customer Experience	$637,587	$486,679	$150,908	31.0%
Trust and Safety	178,409	169,080	9,329	5.5%
AI Services	144,493	104,944	39,549	37.7%
Service revenue	$960,489	$760,703	$199,786	26.3%
The year over year growth in Digital Customer Experience, AI Services and Trust and Safety contributed 19.9%, 5.2% and 1.2%, respectively, of the total increase of 26.3% for the year ended December 31, 2022.
The 31.0% growth in Digital Customer Experience was primarily driven by an increase from existing clients in On Demand Travel + Transportation, FinTech, Entertainment + Gaming and Technology and new clients in On Demand Travel + Transportation, as well as new clients as a result of the acquisition of heloo.
The 37.7% growth in AI Services was driven by an increase from existing clients in Social Media and On Demand Travel + Transportation, partially offset by a decrease from Retail + E-Commerce.
The 5.5% growth in Trust and Safety was primarily driven by an increase from existing clients in Entertainment + Gaming, Retail + E-Commerce and FinTech, partially offset by a decrease from Social Media and On Demand Travel + Transportation.

Service revenue by delivery geography
The majority of our service revenues are derived from contracts with clients who are either located in the United States, or with clients who are located outside of the United States but whereby the contract specifies payment in United States Dollars. However, we deliver our services from multiple locations around the world.
The following table presents the breakdown of our service revenue by geographical location, based on where the services are provided:

	Year ended December 31,		Period over Period Change
(in thousands)	2022	2021	($)	(%)
Philippines	$504,361	$402,340	$102,021	25.4%
United States	252,457	246,642	5,815	2.4%
India	102,561	56,216	46,345	82.4%
Rest of World	101,110	55,505	45,605	82.2%
Service revenue	$960,489	$760,703	$199,786	26.3%
Revenue generated from services provided from our delivery sites in the Philippines grew primarily from expansion in all three of our service offerings, including the impact of certain clients electing to shift work from the United States. Digital Customer Experience contributed 15.4% of the total increase primarily driven by clients in On Demand Travel + Transportation, FinTech and Entertainment + Gaming. Trust and Safety contributed 7.4% of the total increase primarily driven by clients in Social Media and Retail + E-Commerce. AI Services contributed 2.6% of the total increase primarily driven by clients in Social Media as well as HealthTech, partially offset by clients in On Demand Travel + Transportation.
Revenue generated from services provided from our delivery sites in the United States grew primarily from expansion in two of our service offerings. Digital Customer Experience contributed 9.9% of the total increase primarily driven by clients in Technology, On Demand Travel + Transportation, Entertainment + Gaming and HealthTech, partially offset by clients in FinTech and Social Media. AI Services contributed 4.3% of the total increase primarily driven by clients in On Demand Travel + Transportation, partially offset by clients in Retail + E-Commerce. These increases were partially offset by an 11.8% decrease contributed by Trust and Safety primarily driven by clients in Social Media, partially offset by clients in FinTech. Certain of our clients elected to shift work from the United States to the Philippines and India in 2022. While we expect to see these shifts slow, we expect to grow faster outside of the United States in 2023 as we work to deliver service out of our clients' optimal geography, which allows us to serve them better in the long-term.
Revenue generated from services provided from our delivery sites in India grew primarily from expansion in all three of our service offerings, including the impact of certain clients electing to shift work from the United States. Digital Customer Experience contributed 40.2% of the total increase primarily driven by clients in On Demand Travel + Transportation and FinTech. AI Services contributed 33.1% of the total increase primarily driven by clients in Social Media, as well as HealthTech, On Demand Travel + Transportation and Retail + E-Commerce, partially offset by clients in FinTech. Trust and Safety contributed 9.1% of the total increase primarily driven by clients in Social Media, partially offset by clients in FinTech.
Revenue generated from services provided from our delivery sites in the Rest of World grew primarily from expansion in two of our service offerings. Digital Customer Experience contributed 77.0% of the total increase primarily driven by new clients as a result of the acquisition of heloo, clients in Entertainment + Gaming, FinTech and On Demand Travel + Transportation. Trust and Safety contributed 5.2% of the total increase primarily driven by clients in Entertainment + Gaming, partially offset by clients in On Demand Travel + Transportation. Growth in the Rest of World was led by Europe and Latin America.
Operating Expenses
Cost of Services
Cost of services for the years ended December 31, 2022 and 2021 was $558.8 million and $431.7 million, respectively. Cost of services for the year ended December 31, 2022 increased by $127.0 million, or 29.4%, when compared to the year ended December 31, 2021. The increase was primarily driven by higher personnel costs of $108.2 million related to an increase in Headcount to meet the demand in services from our customers. The remaining increase included costs associated with site expansions, returning a portion of employees back to office, and investments in software to support revenue growth.
Selling, general, and administrative expense

Selling, general, and administrative expense for the years ended December 31, 2022 and 2021 was $260.0 million and $335.3 million, respectively. Selling, general, and administrative expense for the year ended December 31, 2022 decreased by

$75.3 million, or 22.5%, when compared to the year ended December 31, 2021. The decrease was primarily driven by lower personnel costs of $87.2 million due primarily to expenses related to the one-time phantom shares bonuses and non-recurring teammate bonuses associated with the IPO of $133.7 million, partially offset by higher stock-based compensation expense for equity-classified awards and increased headcount across functions in support of our growth, as well as earn-out consideration recognized as compensation expense. The decrease was partially offset by investments in software, as well as costs associated with resuming travel during 2022.
Depreciation
Depreciation for the years ended December 31, 2022 and 2021 was $37.9 million and $29.0 million, respectively. The increase in depreciation is a result of capital expenditures for additional technology and computers, as well as leasehold improvements associated with site expansions to support revenue growth.
Amortization of intangible assets
Amortization of intangible assets for the years ended December 31, 2022 and 2021 was $19.9 million, and $18.8 million, respectively. The increase in amortization is due to the acquisition of heloo on April 15, 2022. See Note 3, "Business Combination" in the Notes to Consolidated Financial Statements included in this Annual Report.
Other expense
Other expense for the years ended December 31, 2022 and 2021 was $7.4 million and $0.2 million, respectively. Changes in other expense are primarily driven by our exposure to foreign currency exchange risk resulting from our operations in foreign geographies, primarily the Philippines, offset by economic hedges using foreign currency exchange rate forward contracts.
Financing expense
Financing expense for the years ended December 31, 2022 and 2021 was $11.9 million and $6.5 million, respectively. Changes in financing expense are primarily driven by the rate of SOFR and LIBOR used to calculate the interest rate of our debt, the additional $32.5 million draw on our Revolving Credit Facility on April 12, 2022 to fund cash payments relating to our acquisition of heloo and the Refinancing. See “—Liquidity and Capital Resources—Indebtedness—2019 Credit Agreement” and “—2022 Credit Agreement” for additional discussion on term loan.
Provision for (benefit from) income taxes
Provision for (benefit from) income taxes for the years ended December 31, 2022 and 2021 was $24.1 million and $(2.3) million, respectively. Our effective tax rate for the years ended December 31, 2022 and 2021 was 37.4% and 3.7%, respectively. There are certain items included within the provision for (benefit from) income taxes calculation which were directly related to the IPO in 2021 and not expected to recur in future periods, including certain phantom shares bonuses and equity awards made to officers which are not deductible under Section 162(m) of the Internal Revenue Code. Additionally, costs related to the issuance of stock-based compensation and costs related to the acquisition of heloo within the provision for (benefit from) income taxes calculation are adjusted for Non-GAAP purposes. If those costs are removed, the provision for income taxes would have been $30.6 million and $23.0 million and the effective tax rate would have been 21.4% and 20.0% for the years ended December 31, 2022 and December 31, 2021, respectively.

Comparison of the Years Ended December 31, 2021 and 2020
Service revenue
India, which was previously included in Rest of World, is now reported separately within revenue disaggregation by geographical location. As a result, the comparison of service revenue by delivery geography for the years ended December 31, 2021 and 2020 has been recast, and included in this Annual Report, for comparability.
Service revenue by delivery geography
The majority of our service revenues are derived from contracts with clients who are either located in the United States, or with clients who are located outside of the United States but whereby the contract specifies payment in United States Dollars. However, we deliver our services from multiple locations around the world.
The following table presents the breakdown of our service revenue by geographical location, based on where the services are provided:

	Year ended December 31,		Period over Period Change
(in thousands)	2021	2020	($)	(%)
Philippines	$402,340	$267,687	$134,653	50.3%
United States	246,642	171,476	75,166	43.8%
India	56,216	16,069	40,147	249.8%
Rest of World	55,505	22,814	32,691	143.3%
Service revenue	$760,703	$478,046	$282,657	59.1%
Revenue generated from services provided from our delivery sites in the Philippines grew from expansion in all three of our service offerings, Digital Customer Experience, Trust and Safety and AI Services, which contributed 29.7%, 12.8% and 7.8% of the total increase of 50.3% in the Philippines, respectively.
Revenue generated from services provided from our delivery sites in the United States grew from expansion in two of our service offerings, Digital Customer Experience and AI Services, which contributed 36.7% and 12.7% of the total increase of 43.8% in the United States, respectively, partially offset by a 5.6% decrease contributed by Trust and Safety due to the shift in revenues to the Philippines and Rest of World.
Revenues generated from services provided from our delivery sites in India grew primarily from expansion in all three of our service offerings, Digital Customer Experience, Trust and Safety and AI Services, which contributed 112.9%, 68.6% and 68.3% of the total increase of 249.8% in India, respectively.
Revenues generated from services provided from our delivery sites in the Rest of World grew primarily from expansion in all three of our service offerings, Digital Customer Experience, Trust and Safety and AI Services, which contributed 111.9%, 25.6% and 5.8% of the total increase of 143.3% in the Rest of World, respectively. Growth in the Rest of World was led by Latin America and Europe.
Revenue by Top Clients
The table below sets forth the percentage of our total service revenue derived from our largest clients for the years ended December 31, 2022 and 2021:

	Year ended December 31,
	2022	2021
Top ten clients	58%	62%
Top twenty clients	72%	76%
Our clients are part of the rapidly growing Digital Economy and they rely on our suite of digital solutions to drive their continued success. For our existing clients, we benefit from our ability to grow as they grow and to cross sell new solutions, further deepening our entrenchment.
For the years ended December 31, 2022 and 2021, we generated 22% and 27%, respectively, of our service revenue from our largest client, and we generated less than 10% and 11%, respectively, of our service revenue from our second largest client.
We continue to identify and target high growth industry verticals and clients. Our strategy is to win new clients and further grow with our existing ones in order to achieve meaningful client and revenue diversification over time.

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
Key Operational Metrics
We regularly monitor the below operating metrics in order to measure our current performance and estimate our future performance:

	Year ended December 31,
	2022	2021
Headcount (approx. at period end)(1)	49,500	40,100
Net revenue retention rate(2)	114%	141%
(1)“Headcount” refers to the total number of TaskUs teammates globally as of the end of a given measurement period. As of December 31, 2022, our Headcount included approximately 500 contractor and agency teammates who support our heloo operations.
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

The following table reconciles net income, the most directly comparable GAAP measure, to Adjusted Net Income for the years ended December 31, 2022 and 2021:

	Year ended December 31,		Period over Period Change
(in thousands, except %)	2022	2021	($)	(%)
Net Income (loss)	$40,422	$(58,698)	$99,120	NM
Amortization of intangible assets	19,882	18,847	1,035	5.5%
Transaction costs(1)	953	6,969	(6,016)	(86.3)%
Earn-out consideration(2)	9,729	—	9,729	100.0%
Foreign currency losses(3)	7,967	809	7,158	NM
Loss on disposal of assets	31	52	(21)	(40.4)%
COVID-19 related expenses(4)	—	6,105	(6,105)	(100.0)%
Severance costs(5)	821	—	821	100.0%
Natural disaster costs(6)	—	442	(442)	(100.0)%
Phantom shares bonus(7)	—	129,362	(129,362)	(100.0)%
Teammate IPO bonus(8)	—	4,361	(4,361)	(100.0)%
Stock-based compensation expense(9)	69,452	46,384	23,068	49.7%
Tax impacts of adjustments(10)	(6,442)	(25,244)	18,802	(74.5)%
Adjusted Net Income	$142,815	$129,389	$13,426	10.4%
Net Income (loss) Margin(11)	4.2%	(7.7)%
Adjusted Net Income Margin(11)	14.9%	17.0%
NM = not meaningful

(1)	Represents non-recurring professional service fees primarily related to the acquisition of heloo in 2022 and the preparation for public offerings that have been expensed during the period in 2021.
(2)	Represents earn-out consideration recognized as compensation expense related to the acquisition of heloo.
(3)	Realized and unrealized foreign currency losses (gains) include the effect of fair market value changes of forward contracts and remeasurement of U.S. dollar-denominated accounts to foreign currency.
(4)	Represents incremental expenses incurred that are directly attributable to the COVID-19 pandemic.
(5)	Represents severance payments as a result of certain cost optimization measures we undertook during the period to restructure support roles.
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

The following table reconciles GAAP diluted EPS, the most directly comparable GAAP measure, to Adjusted EPS for the years ended December 31, 2022 and 2021:

	Year ended December 31,
	2022	2021
GAAP diluted EPS	$0.39	$(0.62)
Per share adjustments to net income (loss)(1)	1.00	1.98
Per share adjustments for GAAP anti-dilutive shares(2)	—	(0.10)
Adjusted EPS	$1.39	$1.26

Weighted-average common stock outstanding – diluted	102,603,179	94,832,137
GAAP anti-dilutive shares(2)	—	7,476,384
Adjusted weighted-average shares outstanding	102,603,179	102,308,521

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

The following table reconciles net income, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the years ended December 31, 2022 and 2021:

	Year ended December 31,		Period over Period Change
(in thousands, except %)	2022	2021	($)	(%)
Net Income (loss)	$40,422	$(58,698)	99,120	NM
Provision for (benefit from) income taxes	24,111	(2,265)	26,376	NM
Financing expenses	11,921	6,504	5,417	83.3%
Depreciation	37,915	29,038	8,877	30.6%
Amortization of intangible assets	19,882	18,847	1,035	5.5%
EBITDA	134,251	(6,574)	140,825	NM
Transaction costs(1)	953	6,969	(6,016)	(86.3)%
Earn-out consideration(2)	9,729	—	9,729	100.0%
Foreign currency losses(3)	7,967	809	7,158	NM
Loss on disposals of assets	31	52	(21)	(40.4)%
COVID-19 related expenses(4)	—	6,105	(6,105)	(100.0)%
Severance costs(5)	821	—	821	100.0%
Natural disaster costs(6)	—	442	(442)	(100.0)%
Phantom shares bonus(7)	—	129,362	(129,362)	(100.0)%
Teammate IPO bonus(8)	—	4,361	(4,361)	(100.0)%
Stock-based compensation expense(9)	69,452	46,384	23,068	49.7%
Adjusted EBITDA	$223,204	$187,910	$35,294	18.8%
Net Income Margin(10)	4.2%	(7.7)%
Adjusted EBITDA Margin(10)	23.2%	24.7%
NM = not meaningful

(1)	Represents non-recurring professional service fees primarily related to the acquisition of heloo in 2022 and the preparation for public offerings that have been expensed during the period in 2021.
(2)	Represents earn-out consideration recognized as compensation expense related to the acquisition of heloo.
(3)	Realized and unrealized foreign currency losses (gains) include the effect of fair market value changes of forward contracts and remeasurement of U.S. dollar-denominated accounts to foreign currency.
(4)	Represents incremental expenses incurred that are directly attributable to the COVID-19 pandemic.
(5)	Represents severance payments as a result of certain cost optimization measures we undertook during the period to restructure support roles.
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
The following table reconciles net cash provided by (used in) operating activities, the most directly comparable GAAP measure, to Free Cash Flow for the years ended December 31, 2022 and 2021:

	Year ended December 31,
	2022	2021
Net cash provided by (used in) operating activities	$147,095	$(32,674)
Purchase of property and equipment	(43,758)	(59,363)
Free Cash Flow	$103,337	$(92,037)
Conversion of Adjusted EBITDA(1)	46.3%	(49.0)%

(1)	Conversion of Adjusted EBITDA represents Free Cash Flow divided by Adjusted EBITDA.
Liquidity and Capital Resources
As of December 31, 2022, our principal sources of liquidity were cash and cash equivalents totaling $134.0 million, which were held for working capital purposes, as well as the available balance of our 2022 Credit Facilities, described further below. Historically, we have made investments in supporting the growth of our business, which were enabled in part by our positive cash flows from operations during these periods. We expect to continue to make similar investments in the future.
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
In September 2022, our board of directors approved a share repurchase program of up to $100.0 million of shares of our Class A common stock. During the year ended December 31, 2022, we repurchased 1,649,931 shares of our Class A common stock under the share repurchase program for $31.0 million, which we funded principally with available cash. As of December 31, 2022, approximately $69.0 million remained available for share repurchases under our share repurchase program.
Indebtedness
As of December 31, 2022, our total indebtedness, net of debt financing fees was $267.6 million.
2019 Credit Agreement
On September 25, 2019, we entered into a credit agreement (the “2019 Credit Agreement”) that included a $210.0 million term loan (the “2019 Term Loan Facility”) and a $40.0 million revolving credit facility (the “2019 Revolving Credit Facility” and, together with the 2019 Term Loan Facility, the “2019 Credit Facilities”). On April 30, 2021, we entered into Amendment No. 1 to the 2019 Credit Agreement with the existing lenders providing for $50.0 million incremental revolving credit commitments on the same terms as our existing revolving credit facility. On September 7, 2022, we entered into the 2022 Credit Agreement (as defined below) and the total outstanding debt under the 2019 Credit Facilities of $267.2 million was fully repaid.
2022 Credit Agreement
On September 7, 2022, we entered into a credit agreement (the “2022 Credit Agreement”) with both new and existing lenders which amended and restated the 2019 Credit Agreement. The 2022 Credit Agreement includes a $270.0 million term loan (the "2022 Term Loan Facility") and a $190.0 million revolving credit facility (the "2022 Revolving Credit Facility" and, together with the 2022 Term Loan Facility, the “2022 Credit Facilities”). The proceeds of the 2022 Term Loan Facility were used to repay all borrowings under the 2019 Credit Facilities, to pay related fees and expenses and for general corporate purposes. The Revolving Credit Facility includes a letter of credit sub-facility of up to $15.0 million, and the 2022 Credit Facilities include an uncommitted incremental facility, which, subject to certain conditions, would provide for additional term loan facilities, an increase in commitments under the Term Loan Facility and/or an increase in commitments under the Revolving Credit Facility, in an aggregate amount of up to $268.8 million (which may increase based on LTM Consolidated EBITDA (as defined in the 2022 Credit Agreement)) plus additional amounts based on achievement of a certain consolidated total net leverage ratio.
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
The 2022 Revolving Credit Facility provides us with access to a $15.0 million letter of credit facility and a $15.0 million swing line facility, each of which, to the extent used, reduces borrowing availability under the 2022 Revolving Credit Facility. The 2022 Revolving Credit Facility terminates on September 7, 2027. As of December 31, 2022, we had $190.0 million of borrowing available under the 2022 Revolving Credit Facility.
Borrowings under the 2022 Credit Agreement, with the exception of swing line borrowings, bear interest, at our option, either at (i) an adjusted Term Secured Overnight Financing Rate (“SOFR rate”) plus a margin of 2.25% per annum, subject to a SOFR rate floor of 0.00% or (ii) an alternative base rate plus a margin of 1.25% per annum, subject to an alternative base rate floor of 1.00%, Any borrowings under the swing line will be subject to the base rate. The 2022 Revolving Credit Facility also requires a commitment fee of 0.40% per annum of undrawn commitments to be paid quarterly in arrears. We have elected to pay interest on borrowings under the 2022 Term Loan Facility based on the SOFR rate. The interest rate in effect for the 2022 Term Loan Facility as of December 31, 2022 was 6.667% per annum.

The 2022 Credit Agreement contains a financial covenant requiring compliance with a maximum total net leverage ratio and certain other covenants, including, among other things, covenants restricting additional borrowings, investments (including acquisitions) and distributions. We were in compliance with all debt covenants as of December 31, 2022. Substantially all assets of our direct wholly owned subsidiary TU MidCo, Inc., its wholly owned subsidiary TU BidCo, Inc. and its material wholly owned domestic subsidiaries are pledged as collateral under the 2022 Credit Agreement, subject to certain customary exceptions.
See Note 8, “Long-Term Debt” in the Notes to Consolidated Financial Statements included in this Annual Report for additional information regarding our debt.
Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated:

	Year ended December 31,
(in thousands)	2022	2021
Net cash provided by (used in) operating activities	$147,095	$(32,674)
Net cash used in investing activities	(67,993)	(59,363)
Net cash provided by (used in) financing activities	(4,035)	54,390
Operating Activities
Net cash provided by operating activities for the year ended December 31, 2022 was $147.1 million compared to net cash used in operating activities of $32.7 million for the year ended December 31, 2021. Net cash provided by operating activities for the year ended December 31, 2022 reflects net income of $40.4 million, as well as the add back for non-cash charges totaling $112.8 million, primarily driven by $69.0 million in stock-based compensation expense, $37.9 million of depreciation and $19.9 million of amortization of intangible assets, partially offset by deferred taxes of $11.8 million. These changes were partially offset by changes in operating assets and liabilities of $6.1 million. Net cash used in operating activities for the year ended December 31, 2021 reflects the net loss of $58.7 million, which includes the one-time phantom shares bonuses, as well as changes in operating assets and liabilities of $62.8 million, primarily driven by an increase in accounts receivable of $76.2 million. These changes were partially offset by the add back for non-cash charges totaling $88.8 million, primarily driven by $46.2 million in stock-based compensation expense, $29.0 million of depreciation and $18.8 million of amortization of intangible assets, partially offset by deferred taxes of $11.5 million.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2022 was $68.0 million compared to net cash used in investing activities of $59.4 million for the year ended December 31, 2021. The increase in net cash used from investing activities was primarily driven by the acquisition of heloo, net of cash received.
Financing Activities
Net cash used in financing activities for the year ended December 31, 2022 was $4.0 million compared to net cash provided by financing activities of $54.4 million for the year ended December 31, 2021. Net cash used in financing activities for the year ended December 31, 2022 consisted of payments on long-term debt, including the repayment of all outstanding borrowings under the 2019 Credit Facilities, payments to acquire shares under our share repurchase program, payments for taxes related to net share settlement of equity awards and payments for debt financing fees, mostly offset by proceeds from the 2022 Credit Facilities, borrowings from our 2019 Revolving Credit Facility and proceeds from employee stock plans. Net cash provided by financing activities for the year ended December 31, 2021 consisted of proceeds from the IPO, net of underwriters’ fees, partially offset by distribution of dividends, payments on long-term debt, payments for offering costs and payments for taxes related to net share settlement of equity awards.

Contractual Obligations
Our principal commitments consist of obligations for outstanding debt and leases for our office space. The following table summarizes our contractual obligations as of December 31, 2022:

	Payments Due by Period
(in thousands)	Total	Current	Noncurrent
Long-term debt obligations	$269,325	$3,712	$265,613
Operating lease obligations	49,560	13,528	36,032
Technology solution obligations	37,954	17,042	20,912
Total	$356,839	$34,282	$322,557
Technology solution obligations relate mainly to third-party cloud infrastructure agreements and subscription arrangements used to facilitate our operations at the enterprise level. If we fail to meet the minimum user or license commitment during any year, we are required to pay the difference.
In addition, in the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify clients, vendors and other business partners with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, cybersecurity breach, services to be provided by us or from intellectual property infringement claims made by third parties. We have not included any such indemnification provisions in the contractual obligations table above. Historically, we have not experienced significant losses on these types of indemnification obligations.
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
Critical Accounting Estimates
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

We review goodwill for impairment annually on October 1, or more frequently when events or circumstances indicate goodwill may be impaired. We may initially assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the estimated fair value of a reporting unit is less than its carrying amount (“Step 0”). If determined that it is more-likely-than-not the estimated fair value of a reporting unit is less than its carrying amount, a quantitative assessment is performed (“Step 1”). Under FASB Topic ASC 350 Intangibles—Goodwill and Other, entities have an unconditional option to bypass the qualitative assessment described in the preceding sentences for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. We have determined that we have a single reporting unit. Historically, the fair value of our reporting unit was estimated using a combination of the income approach, using a discounted cash flow methodology, and a market approach; the determination of discounted cash flows was based on our strategic plans and market conditions. Upon completion of the IPO, a public trading market for our common stock was established and, as a result, we consider our market capitalization (calculated as total common shares outstanding multiplied by the common equity price per share, as adjusted for a control premium factor, as necessary) to represent fair value. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered to be impaired. If the carrying amount of the reporting unit exceeds its fair value, an impairment charge is recorded in an amount equal to that excess, but not more than the carrying value of goodwill.
As of October 1, 2022 and 2021, we opted to bypass the qualitative assessment under Step 0 and proceeded directly to performing a quantitative goodwill impairment test under Step 1. As a result of the quantitative assessment, we determined that the carrying value of the reporting unit did not exceed its fair value.
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
See Note 11, “Stock-Based Compensation” in the Notes to Consolidated Financial Statements, for additional information.
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
Foreign Currency Risk
Our exposure to market risk arises principally from exchange rate risk. Although substantially all of our revenues are denominated in U.S. dollars, a substantial portion of our expenses were incurred and paid in the Philippine peso and Indian rupee in the year ended December 31, 2022. We also incur expenses in U.S. dollars, and currencies of the other countries in which we have operations. The exchange rates among the Philippine peso and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future.
The average exchange rate of the Philippine peso against the U.S. dollar increased from 49.27 pesos during the year ended December 31, 2021 to 54.49 pesos during the year ended December 31, 2022, representing a depreciation of the Philippine peso of 10.6%. Based upon our level of operations during the year ended December 31, 2022, and excluding any forward contract arrangements that we had in place during that period, a 10% appreciation/depreciation in the Philippine peso against the U.S. dollar would have increased or decreased our expenses incurred and paid in the Philippine peso by approximately $36.6 million or $30.0 million, respectively, in the year ended December 31, 2022.
The average exchange rate of the Indian rupee against the U.S. dollar increased from 73.91 rupees during the year ended December 31, 2021 to 78.51 rupees during the year ended December 31, 2022, representing a depreciation of the Indian rupee of 6.2%. Based upon our level of operations during the year ended December 31, 2022, a 10% appreciation/depreciation in the Indian rupee against the U.S. dollar would have increased or decreased our expenses incurred and paid in the Indian rupee by approximately $7.9 million or $6.5 million, respectively, in the year ended December 31, 2022.
In order to mitigate our exposure to foreign currency fluctuation risks and minimize the earnings and cash flow volatility associated with forecasted transactions denominated in certain foreign currencies, and economically hedge our intercompany balances and other monetary assets and liabilities denominated in currencies other than functional currencies, we enter into foreign currency forward contracts. These derivatives have not been designated as hedges under ASC Topic 815, Derivatives and Hedging (“ASC 815”). Changes in the fair value of these derivatives are recognized in the consolidated statements of income and are included in other expense.
For the years ended December 31, 2022 and 2021, we realized losses of $13.3 million and $0.4 million, respectively, resulting from the settlement of forward contracts were included within other expense (income).
For the years ended December 31, 2022 and 2021, we had outstanding forward contracts. The forward contract receivable (payable) resulting from change in fair value was recorded under prepaid expenses (accounts payable and accrued liabilities). For the years ended December 31, 2022 and 2021, unrealized losses (gains) on the forward contracts of $(4.6) million and $4.6 million, respectively, were included within other expense (income).
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
Interest Rate Risk
Our exposure to market risk is influenced by the changes in interest rates paid on any outstanding balance on our borrowings, mainly under our 2022 Credit Facilities. All of our borrowings outstanding under the 2022 Credit Facilities as of December 31, 2022 accrue interest at SOFR plus 2.25%. Our total principal balance outstanding as of December 31, 2022 was $269.3 million. Based on the outstanding balances and interest rates under the 2022 Credit Facilities as of December 31, 2022, a hypothetical 10% increase or decrease in SOFR would cause an increase or decrease in interest expense of $1.2 million over the next 12 months.
Credit Risk
As of December 31, 2022, we had accounts receivable, net of allowance for doubtful accounts, of $178.7 million, of which $54.6 million was owed by two of our clients. Collectively, these clients represented 30% of our gross accounts receivable as of December 31, 2022.

Item 8. Financial Statements and Supplementary Data
TASKUS, INC.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
TaskUs, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of TaskUs, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2022 due to the adoption of Financial Accounting Standards Board’s Accounting Standards Update 2016-02, Leases (Topic 842).
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
Los Angeles, California
March 6, 2023

TASKUS, INC.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$133,992	$63,584
Accounts receivable, net of allowance for doubtful accounts of $3,422 and $1,819, respectively	178,678	162,895
Other receivables	1,383	597
Prepaid expenses	18,993	10,939
Income tax receivable	2,879	3,863
Other current assets	5,500	4,428
Total current assets	341,425	246,306
Noncurrent assets:
Property and equipment, net	75,053	80,046
Operating lease right-of-use assets	41,510	—
Deferred tax assets	6,165	1,441
Intangibles	212,993	221,448
Goodwill	217,382	195,735
Other noncurrent assets	7,487	5,022
Total noncurrent assets	560,590	503,692
Total assets	$902,015	$749,998
Liabilities and Shareholders’ Equity
Liabilities:
Current liabilities:
Accounts payable and accrued liabilities	$37,062	$40,890
Accrued payroll and employee-related liabilities	48,663	36,670
Current portion of debt	3,334	51,135
Current portion of operating lease liabilities	11,614	—
Current portion of income tax payable	5,730	2,416
Deferred revenue	3,481	4,095
Deferred rent	—	735
Total current liabilities	109,884	135,941
Noncurrent liabilities:
Income tax payable	2,293	2,886
Long-term debt	264,225	187,240
Operating lease liabilities	32,380	—
Deferred rent	—	2,749
Accrued payroll and employee-related liabilities	2,818	1,813
Deferred tax liabilities	34,514	40,235
Other noncurrent liabilities	288	—
Total noncurrent liabilities	336,518	234,923
Total liabilities	446,402	370,864
Commitments and Contingencies (See Note 10)
Shareholders’ equity:
Class A common stock, $0.01 par value. Authorized 2,500,000,000; 29,257,651 issued and 27,607,720 outstanding and 27,431,264 shares issued and outstanding, respectively	293	275
Class B convertible common stock, $0.01 par value. Authorized 250,000,000; 70,032,694 and 70,032,694 shares issued and outstanding, respectively	700	700
Additional paid-in capital	631,908	556,418
Accumulated deficit	(135,674)	(176,096)
Accumulated other comprehensive loss	(10,647)	(2,163)
Treasury stock, at cost with 1,649,931 and no shares, respectively	(30,967)	—
Total shareholders’ equity	455,613	379,134
Total liabilities and shareholders’ equity	$902,015	$749,998
See accompanying notes to consolidated financial statements.

TASKUS, INC.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year ended December 31,
	2022	2021	2020
Service revenue	$960,489	$760,703	$478,046
Operating expenses:
Cost of services	558,761	431,736	270,510
Selling, general, and administrative expense	260,003	335,312	113,519
Depreciation	37,915	29,038	20,155
Amortization of intangible assets	19,882	18,847	18,847
Loss on disposal of assets	31	52	1,116
Contingent consideration	—	—	3,570
Total operating expenses	876,592	814,985	427,717
Operating income (loss)	83,897	(54,282)	50,329
Other expense (income)	7,443	177	(1,572)
Financing expenses	11,921	6,504	7,482
Income (loss) before income taxes	64,533	(60,963)	44,419
Provision for (benefit from) income taxes	24,111	(2,265)	9,886
Net income (loss)	$40,422	$(58,698)	$34,533
Net income (loss) per common share:
Basic	$0.41	$(0.62)	$0.38
Diluted	$0.39	$(0.62)	$0.38
Weighted-average number of common shares outstanding:
Basic	97,815,679	94,832,137	91,737,020
Diluted	102,603,179	94,832,137	91,737,020
See accompanying notes to consolidated financial statements.

TASKUS, INC.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year ended December 31,
	2022	2021	2020
Net income (loss)	$40,422	$(58,698)	$34,533
Retirement benefit reserves	(98)	(55)	329
Foreign currency translation adjustments	(8,386)	(5,524)	2,775
Comprehensive income (loss)	$31,938	$(64,277)	$37,637
See accompanying notes to consolidated financial statements.

TASKUS, INC.
Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)

	Capital stock and additional paid-in capital					Accumulated deficit	Accumulated other comprehensive income (loss)			Total shareholders’ equity
	Class A common stock		Class B convertible common stock		Additional paid-in capital			Treasury stock
	Shares	Amount	Shares	Amount				Shares	Amount
Balance as of December 31, 2019	—	$—	91,737,020	$917	$398,202	$(101,931)	$312	—	$—	$297,500
Net income	—	—	—	—	—	34,533	—	—	—	34,533
Other comprehensive income	—	—	—	—	—	—	3,104	—	—	3,104
Balance as of December 31, 2020	—	$—	91,737,020	$917	$398,202	$(67,398)	$3,416	—	$—	$335,137
Issuance of common stock in the initial public offering, net of offering costs	5,553,154	56	—	—	116,636	—	—	—	—	116,692
Conversion of common stock	21,704,326	217	(21,704,326)	(217)	—	—	—	—	—	—
Issuance of common stock for settlement of equity awards	275,588	3	—	—	(3)	—	—	—	—	—
Shares withheld related to net share settlement	(101,804)	(1)	—	—	(4,606)	—	—	—	—	(4,607)
Stock-based compensation expense	—	—	—	—	46,189	—	—	—	—	46,189
Distribution of dividends ($0.55 per share)	—	—	—	—	—	(50,000)	—	—	—	(50,000)
Net loss	—	—	—	—	—	(58,698)	—	—	—	(58,698)
Other comprehensive loss	—	—	—	—	—	—	(5,579)	—	—	(5,579)
Balance as of December 31, 2021	27,431,264	$275	70,032,694	$700	$556,418	$(176,096)	$(2,163)	—	$—	$379,134
Issuance of common stock for settlement of equity awards	1,819,740	18	—	—	3,460	—	—	—	—	3,478
Shares withheld related to net share settlement	(193,456)	(2)	—	—	(4,143)	—	—	—	—	(4,145)
Shares issued in acquisition of heloo	200,103	2	—	—	7,194	—	—	—	—	7,196
Purchase of treasury stock	—	—	—	—	—	—	—	1,649,931	(30,967)	(30,967)
Stock-based compensation expense	—	—	—	—	68,979	—	—	—	—	68,979
Net income	—	—	—	—	—	40,422	—	—	—	40,422
Other comprehensive loss	—	—	—	—	—	—	(8,484)	—	—	(8,484)
Balance as of December 31, 2022	29,257,651	$293	70,032,694	$700	$631,908	$(135,674)	$(10,647)	1,649,931	$(30,967)	$455,613
See accompanying notes to consolidated financial statements.

TASKUS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$40,422	$(58,698)	$34,533
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	37,915	29,038	20,149
Amortization of intangibles	19,882	18,847	18,847
Amortization of debt financing fees	569	526	457
Loss on disposal of assets	31	52	1,116
Provision for losses on accounts receivable	1,746	1,058	2,227
Unrealized foreign exchange losses (gains) on forward contracts	(4,589)	4,573	84
Deferred taxes	(11,755)	(11,477)	(6,496)
Stock-based compensation expense	68,979	46,189	—
Changes in operating assets and liabilities:
Accounts receivable	(15,052)	(76,203)	(32,006)
Other receivables, prepaid expenses, and other current assets	(7,131)	(8,611)	(3,768)
Operating lease right-of-use assets	12,726	—	—
Other noncurrent assets	(1,240)	(2,380)	(67)
Accounts payable and accrued liabilities	1,822	4,493	13,535
Accrued payroll and employee-related liabilities	13,589	16,450	6,669
Operating lease liabilities and deferred rent	(12,391)	1,195	(391)
Income tax payable	3,826	1,013	1,381
Deferred revenue	(623)	1,261	2,603
Other noncurrent liabilities	(1,631)	—	—
Net cash provided by (used in) operating activities	147,095	(32,674)	58,873
Cash flows from investing activities:
Purchase of property and equipment	(43,758)	(59,363)	(28,883)
Acquisition, net of cash acquired	(23,235)	—	—
Investment in loan receivable	(1,000)	—	—
Net cash used in investing activities	(67,993)	(59,363)	(28,883)
Cash flows from financing activities:
Proceeds from borrowings, Revolving credit facility	32,500	—	39,878
Proceeds from long-term debt	270,000	—	—
Payments on long-term debt	(273,080)	(6,563)	(2,888)
Payments for debt financing fees	(1,821)	(340)	—
Proceeds from issuance of common stock, net of underwriters’ fees	—	120,698	—
Proceeds from employee stock plans	3,478	—	—
Payments for offering costs	—	(4,798)	—
Payments for taxes related to net share settlement	(4,145)	(4,607)	—
Payments for treasury stock purchases	(30,967)	—	—
Distribution of dividends	—	(50,000)	—
Net cash provided by (used in) financing activities	(4,035)	54,390	36,990
Increase (decrease) in cash and cash equivalents	75,067	(37,647)	66,980
Effect of exchange rate changes on cash	(4,659)	(6,497)	3,207
Cash and cash equivalents at beginning of period	63,584	107,728	37,541
Cash and cash equivalents at end of period	$133,992	$63,584	$107,728

Supplemental cash flow information:
Cash paid for interest	$9,952	$5,907	$6,957
Cash paid for taxes, net of refunds	$31,805	$7,487	$15,519
Noncash operating, investing and financing activities:
Accrued capital expenditures	$3,108	$7,817	$10,953
Noncash reclass for customer-billed equipment	$—	$1,874	$—
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
The Company is a provider of outsourced digital services and next-generation customer experience to the world’s most innovative companies, helping its clients represent, protect and grow their brands. The Company’s global, omni-channel delivery model is focused on providing its clients three key services - Digital Customer Experience, Trust and Safety (formerly known as Content Security) and Artificial Intelligence (“AI”) Services (formerly known as AI Operations). The Company has designed its platform to enable it to rapidly scale and benefit from its clients’ growth. Through its agile and responsive operational model, the Company delivers services from multiple delivery sites that span globally from the United States, Philippines, India and other parts of the world.
The Company’s major service offerings are described in more detail below:
•Digital Customer Experience: Principally consists of omni-channel customer care services, primarily delivered through digital (non-voice) channels.
•Trust and Safety: Principally consists of review and disposition of user and advertiser generated visual, text and audio content for purposes which include removal or labeling of policy violating, offensive or misleading content. Also included in this area are our offerings for risk management, compliance, identity management and fraud.
•AI Services: Principally consists of high-quality data labeling services, annotation, context relevance and transcription services performed for the purpose of training and tuning machine learning algorithms, enabling them to develop cutting-edge AI systems.
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
The accompanying financial statements and related notes to the financial statements give retroactive effect to the stock split for all periods presented. See Note 13, “Shareholders’ Equity” for additional information.
The Company has made certain reclassifications to prior period consolidated financial statements to conform to current period presentation. India, which was previously included in Rest of World, is now reported separately within revenue disaggregation by geographical location and property and equipment by geographic location.
(b) Use of Estimates
The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the determination of useful lives and impairment of fixed assets; allowances for doubtful accounts and other receivables; the valuation of deferred tax assets; the measurement of lease liabilities and right-of-use assets; valuation of forward contracts; valuation of stock-based compensation; valuation of acquired intangible assets and goodwill, as well as related impairment assessments, and reserves for income tax uncertainties and other contingencies.
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
(e) Concentration Risk
Most of the Company’s customers are located in the United States. Customers outside of the United States are concentrated in Europe.
For the years ended December 31, 2022, 2021 and 2020, the following customers represented greater than 10% of the Company’s service revenue:

	Service revenue percentage
	Year ended December 31,
Customer	2022	2021	2020
A	22%	27%	32%
B	Less than 10%	11%	12%
For the years ended December 31, 2022 and 2021, the following customers represented greater than 10% of the Company’s accounts receivable:

	Accounts receivable percentage
Customer	December 31, 2022	December 31, 2021
A	17%	22%
B	13%	12%
The Company’s principal operations, including the majority of its employees and the fixed assets owned by its wholly owned subsidiaries, are located in the Philippines.
(f) Business Combinations
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
(g) Leases
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
The Company has various leases for office spaces under operating lease agreements which have a range of expiration dates from one to ten years, and often include a renewal option for an additional term. Lease terms include the base, non-cancelable lease term, and any options to extend or terminate the lease when it is reasonably certain at commencement that the Company will exercise such options.
Right-of-use (“ROU”) lease assets represent the Company’s right to use an underlying asset for the lease term and may include any advance lease payments made. ROU lease liabilities represent our obligation to make lease payments arising from the contractual terms of the lease. ROU lease assets and lease liabilities are recognized at the commencement of the lease and are calculated using the present value of lease payments over the lease term. Typically, lease agreements do not provide sufficient detail to arrive at an implicit interest rate. Therefore, the Company uses its estimated incremental borrowing rates (“IBR”) based on information available at the commencement date of the lease to calculate the present value of the lease payments. In estimating its IBR, the Company considers it credit rating, the lease term, the currency of the lease payments and market rates of comparable collateralized borrowings for similar terms.
The Company remeasures its lease liability and related ROU lease asset upon the occurrence of the following: lease modifications not accounted for as a separate contract; a triggering event that changes the certainty of the Company exercising an option to renew or terminate the lease, or purchase the underlying asset; or the resolution of a contingency upon which any variable lease payments are based such that those payments become fixed.
(h) Translation of Non-U.S. Currency Amounts
The Company is subject to foreign currency exposure due to its principal operations being located in the Philippines and operations in various other international locations. Assets and liabilities of non-U.S. subsidiaries whose functional currency is not the U.S. dollar are translated into U.S. Dollars at fiscal year-end exchange rates. Revenue and expense items are translated at weighted average foreign currency exchange rates prevailing during the fiscal year. Translation adjustments are included in other comprehensive income (loss). Realized and unrealized gains and losses arising from foreign currency transactions are recognized in other expense (income). For the years ended December 31, 2022, 2021 and 2020, realized and unrealized foreign currency losses (gains) were $(0.8) million, $(4.2) million and $3.5 million, respectively.
(i) Cash and Cash Equivalents
Cash and cash equivalents consist of cash on deposit with banks and highly liquid investments with maturities of 90 days or less from the date of purchase.
(j) Accounts Receivable
Accounts receivable are recorded as revenue and are recognized in accordance with the Company’s revenue recognition policy and bear interest. Most of our clients pay timely, which results in little to no interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. The Company reviews its allowance for doubtful accounts monthly. Past-due balances over 30 days and over a specified amount are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.
(k) Debt Financing Fees
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
(l) Derivative Instruments and Hedging Activities
ASC Topic 815, Derivatives and Hedging, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments as assets or liabilities on the Company’s consolidated balance sheets and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so, the type of hedge. Gains and losses on derivative instruments not designated as hedges are included in earnings. The resulting cash flows are reported as cash from operating activities. As of December 31, 2022, the Company was a party to non-deliverable foreign currency forward contract arrangements with two commercial banks which were not designated as hedges.
(m) Revenue Recognition
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
Certain of the Company’s contracts include clauses which guarantee that the services provided satisfy certain performance indicators. These performance guarantees do not create a performance obligation. The Company records a liability at the time payment under such clauses is both probable and reasonably estimable. Payments under performance guarantees were immaterial for the years ended December 31, 2022, 2021 and 2020.
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
(n) Advertising Expense
Advertising costs are expensed as incurred and are included in selling, general, and administrative expense in the accompanying consolidated statements of operations. Advertising expense for the years ended December 31, 2022, 2021 and 2020 was $2.0 million, $1.9 million and $1.3 million, respectively.
(o) Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and amortization and any impairment in value. The cost of an asset comprises its purchase price and costs directly attributable to bringing the asset to working condition for its intended use. Expenditures for additions, major improvements, and renewals are capitalized, while expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is computed on the straight-line basis over the estimated useful life of the Company’s assets, generally three to five years or, for leasehold improvements, over five years or the remaining term of the lease, whichever is shorter. Construction in process represents property under construction and is stated at cost. This includes costs of construction and other direct costs. The account is not depreciated until such time that the assets are completed and available for use. Fully depreciated assets are retained in the accounts until they are no longer in use and no further depreciation is recognized in profit or loss. An item of property and equipment, including the related accumulated depreciation and amortization and any impairment losses, is derecognized upon disposal or when no future economic benefits are expected to arise from the continued use of the asset. Any gain or loss arising on derecognition of the asset (calculated as the difference between the net disposal proceeds and the carrying amount of the item) is included in profit or loss in the period the item is derecognized.
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
Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. During the years ended December 31, 2022, 2021 and 2020, no impairment charges were recorded.
(p) Intangibles
Intangible assets consist of finite-lived intangible assets acquired through the Company’s business combinations. Such amounts are initially recorded at fair value and subsequently amortized over their useful lives using the straight-line method, which reflects the pattern of benefit, and assumes no residual value.
Finite-lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Finite-lived intangibles are grouped for recognition and measurement of impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. If circumstances require an asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset group to its carrying amount. If the carrying amount of the asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. During the years ended December 31, 2022, 2021 and 2020, no impairment charges were recorded.
(q) Goodwill
Goodwill is the amount by which the cost of the acquired net assets in a business combination exceeds the fair value of the identifiable net assets on the date of purchase. Goodwill is not amortized.
The Company reviews goodwill for impairment annually on October 1, or more frequently when events or circumstances indicate goodwill may be impaired. Management may initially assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the estimated fair value of a reporting unit is less than its carrying amount (“Step 0”). If determined that it is more-likely-than-not the estimated fair value of a reporting unit is less than its carrying amount, a quantitative assessment is performed (“Step 1”). Under FASB Topic ASC 350 Intangibles—Goodwill and Other, entities have an unconditional option to bypass the qualitative assessment described in the preceding sentences for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. We have determined that we have a single reporting unit. Historically, the fair value of our reporting unit was estimated using a combination of the income approach, using a discounted cash flow methodology, and a market approach; the determination of discounted cash flows was based on the Company’s strategic plans and market conditions. Upon completion of the IPO, a public trading market for our common stock was established and, as a result, we consider our market capitalization (calculated as total common shares outstanding multiplied by the common equity price per share, as adjusted for a control premium factor, as necessary) to represent fair value. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered to be impaired. If the carrying amount of the reporting unit exceeds its fair value, an impairment charge is recorded in an amount equal to that excess, but not more than the carrying value of goodwill.
As of October 1, 2022, 2021 and 2020, we opted to bypass the qualitative assessment under Step 0 and proceeded directly to performing a quantitative goodwill impairment test under Step 1. As a result of the quantitative assessment, we determined that the carrying value of the reporting unit did not exceed its fair value.
(r) Other Assets
Other current assets and other noncurrent assets consist primarily of refundable security deposits, goods and services taxes, implementation costs capitalized for hosting arrangements, deferred financing costs on the undrawn revolver loan and loan receivable.

(s) Share Repurchases
The Company records its repurchases of Class A common stock at cost, including direct and incremental costs, as treasury stock within shareholders' equity on the consolidated balance sheet.
(t) Share-based Compensation
The Company accounts for its stock-based awards in accordance with provisions of ASC 718, Compensation - Stock Compensation (“ASC 718”). For equity awards total compensation cost is based on the grant date fair value. For liability awards, total compensation cost is based on the fair value of the award on the date the award is granted and is remeasured at each reporting date until settlement.
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
(u) Employee Benefits
Retirement benefit reserves represent the cumulative amount of remeasurement of the defined benefit liability arising from actuarial gains and losses due to experience and demographic assumptions.
The Company also sponsors a 401(k) retirement plan in the U.S. whereby contributions made by eligible employees to the 401(k) are matched by the Company up to 4.0% of compensation. Employer 401(k) expense is the amount of matching contributions and is recognized in expense. Expense recognized for the years ended December 31, 2022, 2021 and 2020 was $2.0 million, $1.7 million and $0.9 million, respectively.
(v) Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.
(w) Earnings per share
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
(x) Income Taxes
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

(y) Recent Accounting Pronouncements
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
Recently adopted accounting pronouncements
In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases. The Company adopted this standard in the second quarter of 2022, effective as of January 1, 2022, using the modified retrospective method and the effective date as the date of initial application. The Company recorded right-of-use assets of $45.8 million and lease liabilities of $48.5 million, respectively, to the consolidated balance sheet. The Company elected the “package of practical expedients,” which permits the Company not to reassess under Topic 842 any prior conclusions about lease identification, lease classification and initial direct costs. The Company did not apply the short-term lease exception and will therefore recognize a right-of-use asset and lease liability for all leases. The adoption of the lease standard did not have a material impact on the Company’s consolidated statement of operations nor on its consolidated cash flows statements.
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
Recently issued accounting pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The revised standard relates to measurement of credit losses on financial instruments, and requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The guidance replaces the incurred loss model with an expected loss model referred to as current expected credit loss (CECL). The CECL model requires us to measure lifetime expected credit losses for financial instruments held at the reporting date using historical experience, current conditions and reasonable supportable forecasts. The guidance expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating credit losses and requires new disclosures of the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. This ASU will be effective for the Company beginning in fiscal year 2023 with early adoption permitted. The Company does not expect the adoption of ASU 2016-13 to have a material impact on the Company’s consolidated financial statements.
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

The following table summarizes the fair values of assets acquired and liabilities assumed as of the date of acquisition:

(in thousands)	Preliminary	Measurement Period Adjustments	Final
Cash and cash equivalents	$2,771	$—	$2,771
Intangibles	11,198	—	11,198
Goodwill	21,582	326	21,908
Other assets acquired	3,947	(326)	3,621
Total assets	$39,498	$—	$39,498

Total liabilities assumed	$4,132	$—	$4,132
Net assets acquired	$35,366	$—	$35,366
The goodwill is derived from anticipated operational synergies and assembled workforce. None of the goodwill recorded is deductible for tax purposes.
The purchase price allocation includes $11.2 million of acquired identifiable intangible assets, consisting of the following:

(in thousands, except useful lives)	Estimated Fair Value	Estimated Useful Life in Years
Customer relationships	$10,872	10
Trade name	326	2
Total	$11,198
The fair values of the identifiable intangible assets have been estimated using the excess earnings and relief-from-royalty methods. The intangible assets are being amortized over their estimated useful lives on a straight-line basis that reflects the economic benefit of the assets. The determination of the useful lives is based upon various industry studies, historical acquisition experience, economic factors, and future forecasted cash flows of the Company following the acquisition of heloo.

Subject to heloo's EBITDA (as defined in the share purchase agreement for the acquisition) margin exceeding a minimum level, the former shareholders of heloo are eligible to receive contingent earn-out payments not to exceed €20.0 million, based on a multiple of EBITDA in excess of certain prescribed EBITDA targets outlined in the purchase agreement during each of the one year periods beginning May 1, 2022 and May 1, 2023, which are payable after the first and second anniversaries from the Closing Date, respectively. The fair value of contingent earn-out payments was determined to be $14.9 million and $7.7 million as of December 31, 2022 and the acquisition date, respectively, based on a Monte Carlo simulation model, utilizing a discounted payout analysis based on probabilities and timing of achieving the prescribed targets. Since these payments are contingent on future service conditions, they will be recognized as compensation expense ratably over the required service period. For the year ended December 31, 2022, the Company recognized $9.7 million in compensation expense related to the contingent earn-out payments included in selling, general, and administrative expenses.
During the year ended December 31, 2022, the Company recognized $0.6 million of costs, including legal, professional, and other fees related to the acquisition, included in selling, general, and administrative expenses on the statements of operations. The results of operations and the fair values of the assets acquired and liabilities assumed have been included in the financial statements from the date of acquisition. This acquisition was not material to the Company's consolidated financial statements for the current periods presented. Supplemental pro forma financial information has not been provided as the historical results of heloo were not material to the Company.
4. Revenue from Contracts with Customers
Disaggregation of Revenue
The Company’s revenues are derived from contracts with customers related to business outsourcing services that it provides. The following table presents the breakdown of the Company’s revenues by service offering:

	Year ended December 31,
(in thousands)	2022	2021	2020
Digital Customer Experience	$637,587	$486,679	$300,424
Trust and Safety	178,409	169,080	127,657
AI Services	144,493	104,944	49,965
Service revenue	$960,489	$760,703	$478,046
The majority of the Company’s revenues are derived from contracts with customers who are located in the United States. However, the Company delivers its services from geographies outside of the United States. The following table presents the breakdown of the Company’s revenues by geographical location, based on where the services are provided from:

	Year ended December 31,
(in thousands)	2022	2021	2020
Philippines	$504,361	$402,340	$267,687
United States	252,457	246,642	171,476
India	102,561	56,216	16,069
Rest of World	101,110	55,505	22,814
Service revenue	$960,489	$760,703	$478,046
Contract Balances
Accounts receivable, net of allowance for doubtful accounts includes $80.8 million and $75.5 million of unbilled revenues as of December 31, 2022 and 2021, respectively.

Activity in the Company’s allowance for doubtful accounts consisted of the following:

	Year ended December 31,
(in thousands)	2022	2021	2020
Balance, beginning of year	$1,819	$2,294	$75
Provision for credit losses	1,746	1,058	2,227
Uncollectible receivables written-off	(143)	(1,533)	(8)
Balance, end of year	$3,422	$1,819	$2,294

5. Forward Contracts
The Company transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency exchange rate risk. During 2022 and 2021, the Company entered into foreign currency exchange rate forward contracts, with two commercial banks as the counterparty, with maturities of generally 12 months or less, to reduce the volatility of cash flows primarily related to forecasted costs denominated in Philippine pesos. In addition, the Company utilizes foreign currency exchange rate contracts to mitigate foreign currency exchange rate risk associated with foreign currency-denominated assets and liabilities, primarily intercompany balances. The Company does not use foreign currency exchange rate contracts for trading purposes. The exchange rate forward contracts entered into by the Company are not designated as hedging instruments. Any gains or losses resulting from changes in the fair value of these contracts are recognized in other expense (income) in the consolidated statements of operations. The forward contract receivable (payable) resulting from changes in fair value was recorded under prepaid expenses (accounts payable and accrued liabilities).
The following table presents the Company’s settled and outstanding forward contracts and the related realized and unrealized losses (gains):

	Year ended December 31,
(in thousands)	2022	2021	2020
Total notional amount of settled forward contracts	$194,013	$109,200	$88,000
Realized losses (gains) from settlement of forward contracts	$13,336	$446	$(5,138)
Total notional amount of outstanding forward contracts	$175,050	$127,200	$109,200
Unrealized foreign exchange losses (gains) on forward contracts	$(4,589)	$4,573	$84
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
For financial statement presentation purposes, we offset assets and liabilities for forward contracts with the same counterparty that we intend to net settle upon maturity; however, we do not offset assets and liabilities under master netting arrangements that we do not intend to net settle. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	December 31, 2022
	Fair value measurements using			Total Gross Fair Value	Effect of Counter-party Netting	Net Amounts on Balance Sheet	Effect of Master Netting Arrangements	Net Amounts
(in thousands)	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets
Money market funds	$6,069	$—	$—	$6,069	$—	$6,069	$—	$6,069
Forward contract receivable	$—	$4,845	$—	$4,845	$(518)	$4,327	$(1,778)	$2,549
Liabilities
Forward contract payable	$—	$3,049	$—	$3,049	$(518)	$2,531	$(1,778)	$753

	December 31, 2021
	Fair value measurements using			Total Gross Fair Value	Effect of Counter-party Netting	Net Amounts on Balance Sheet	Effect of Master Netting Arrangements	Net Amounts
(in thousands)	Level 1 inputs	Level 2 inputs	Level 3 inputs
Liabilities
Forward contract payable	$—	$2,793	$—	$2,793	$—	$2,793	$—	$2,793
The Company’s derivatives are carried at fair value using various pricing models that incorporate observable market inputs, such as interest rate yield curves and currency rates, which are Level 2 inputs. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the counterparty or by the Company.
6. Property and Equipment, net
The components of Property and equipment, net at December 31, 2022 and 2021 were as follows:

(in thousands)	December 31, 2022	December 31, 2021
Leasehold improvements	$53,950	$38,024
Technology and computers	95,189	81,679
Furniture and fixtures	6,173	4,814
Construction in process	4,640	10,892
Other property and equipment	10,828	8,405
Property and equipment, gross	170,780	143,814
Accumulated depreciation	(95,727)	(63,768)
Property and equipment, net	$75,053	$80,046
The Company’s principal operations are in the Philippines where the majority of property and equipment resides under its wholly owned subsidiaries. The table below presents the Company’s total property and equipment by geographic location as of December 31, 2022 and 2021:

(in thousands)	December 31, 2022	December 31, 2021
Philippines	$42,153	$49,825
United States	9,136	10,273
India	15,482	15,662
Rest of World	8,282	4,286
Property and equipment, net	$75,053	$80,046
7. Goodwill and Intangibles
On April 15, 2022, the Company completed the acquisition of heloo. As a result of the acquisition, the Company recorded approximately $21.9 million of goodwill and $11.2 million of other identifiable intangible assets. See Note 3, “Business Combination” for additional information.
The changes in the carrying amount of goodwill during the period were as follows:

(in thousands)
Balance as of December 31, 2020	$195,735
Balance as of December 31, 2021	195,735
Acquisition of heloo	21,908
Foreign currency translation	(261)
Balance as of December 31, 2022	$217,382
The results of our goodwill impairment tests for the years ended December 31, 2022 and 2021 did not indicate any impairments of goodwill.

Intangible assets consisted of the following as of December 31, 2022 and 2021:

		December 31, 2022			December 31, 2021
(in thousands)	Weighted-Average Years Remaining	Intangibles, Gross	Accumulated Amortization	Intangibles, Net	Intangibles, Gross	Accumulated Amortization	Intangibles, Net
Customer relationships	10.7	$251,539	$(68,987)	$182,552	$240,800	$(52,175)	$188,625
Trade name	10.7	42,222	(11,986)	30,236	41,900	(9,077)	32,823
Other intangibles	0.5	410	(205)	205	—	—	—
Total	10.7	$294,171	$(81,178)	$212,993	$282,700	$(61,252)	$221,448
Future amortization expense for intangible assets subject to amortization was:

(in thousands)
2023	$20,286
2024	19,968
2025	19,921
2026	19,921
2027	19,921
Thereafter	112,976
Total	$212,993
8. Long-Term Debt
The balances of current and non-current portions of debt consist of the following as of December 31, 2022 and 2021:

	December 31, 2022			December 31, 2021
(in thousands)	Current	Noncurrent	Total	Current	Noncurrent	Total
Term Loan	$3,712	$265,613	$269,325	$11,813	$188,212	$200,025
Revolver	—	—	—	39,878	—	39,878
Less: Debt financing fees	(378)	(1,388)	(1,766)	(556)	(972)	(1,528)
Total	$3,334	$264,225	$267,559	$51,135	$187,240	$238,375
2019 Credit Agreement
On September 25, 2019, the Company entered into a credit agreement (the “2019 Credit Agreement”) that included a $210.0 million term loan (the “2019 Term Loan Facility”) and a $40.0 million revolving credit facility (the “2019 Revolving Credit Facility” and, together with the 2019 Term Loan Facility, the “2019 Credit Facilities”). On April 30, 2021, the Company entered into Amendment No. 1 to its 2019 Credit Agreement with the existing lenders providing for $50.0 million incremental revolving credit commitments on the same terms as our existing revolving credit facility. On September 7, 2022, the Company entered into the 2022 Credit Agreement (as defined below) and the total outstanding debt under the 2019 Credit Facilities of $267.2 million was fully repaid.
2022 Credit Agreement
On September 7, 2022, the Company entered into a credit agreement (the “2022 Credit Agreement”) with both new and existing lenders which amended and restated the 2019 Credit Agreement. The 2022 Credit Agreement includes a $270.0 million term loan (the "2022 Term Loan Facility") and a $190.0 million revolving credit facility (the "2022 Revolving Credit Facility" and, together with the 2022 Term Loan Facility, the “2022 Credit Facilities”). The proceeds of the 2022 Term Loan Facility were used to repay all borrowings under the 2019 Credit Facilities, to pay related fees and expenses and for general corporate purposes (the “Refinancing”). The Refinancing was accounted for as a debt modification for existing lenders and new debt for new lenders, resulting in debt issuance costs, including amounts allocated from the 2019 Credit Facilities, of $1.9 million associated with the 2022 Term Loan Facility and $1.1 million associated with the undrawn 2022 Revolving Credit Facility. Third party fees of $0.3 million associated with the debt modification were recorded in financing expenses on the consolidated statements of operations for the year ended December 31, 2022.
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
The 2022 Revolving Credit Facility provides the Company with access to a $15.0 million letter of credit facility and a $15.0 million swing line facility, each of which, to the extent used, reduces borrowing availability under the 2022 Revolving Credit Facility. The 2022 Revolving Credit Facility terminates on September 7, 2027. As of December 31, 2022, we had $190.0 million of borrowing available under the 2022 Revolving Credit Facility.
Borrowings under the 2022 Credit Agreement, with the exception of swing line borrowings, bear interest, at our option, either at (i) an adjusted Term Secured Overnight Financing Rate (“SOFR rate”) plus a margin of 2.25% per annum, subject to a SOFR rate floor of 0.00% or (ii) an alternative base rate plus a margin of 1.25% per annum, subject to an alternative base rate floor of 1.00%, Any borrowings under the swing line will be subject to the base rate. The 2022 Revolving Credit Facility also requires a commitment fee of 0.40% per annum of undrawn commitments to be paid quarterly in arrears. We have elected to pay interest on borrowings under the 2022 Term Loan Facility based on the SOFR rate. The interest rate in effect for the 2022 Term Loan Facility as of December 31, 2022 was 6.667% per annum.
The 2022 Credit Agreement contains a financial covenant requiring compliance with a maximum total net leverage ratio and certain other covenants, including, among other things, covenants restricting additional borrowings, investments (including acquisitions) and distributions. We were in compliance with all debt covenants as of December 31, 2022. Substantially all assets of our direct wholly owned subsidiary TU MidCo, Inc., its wholly owned subsidiary TU BidCo, Inc. and its material wholly owned domestic subsidiaries are pledged as collateral under the 2022 Credit Agreement, subject to certain customary exceptions.
Principal maturities of the outstanding debt as of December 31, 2022 are as follows:

(in thousands)
2023	$3,712
2024	8,438
2025	15,188
2026	21,937
2027	220,050
Total	$269,325
9. Leases
Operating lease costs recorded to cost of services was $15.2 million for the year ended December 31, 2022. Operating lease costs recorded to selling, general, and administrative expense were immaterial. Rental expense for the years ended December 31, 2021, and 2020 was $12.9 million, and $11.1 million, respectively. During the year ended December 31, 2020, the Company terminated its lease at its former Santa Monica Headquarters and San Antonio, which were due to expire in 2022 and 2023. As a result of such terminations, the Company recorded lease termination cost of $1.8 million in 2020.
The following table presents the weighted average remaining lease term and weighted average discount rate for the Company's operating leases as of December 31, 2022:

December 31, 2022
Weighted average remaining lease term	4.1 years
Weighted average discount rate	5.3%
The following table presents supplemental cash flow information related to the Company's operating leases:

(in thousands)	Year Ended December 31, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	14,551
ROU assets obtained in exchange for operating lease liabilities	13,146
The future lease payments on the Company’s operating lease liabilities as of December 31, 2022 were as follows:

(in thousands)
2023	$13,528
2024	12,166
2025	11,271
2026	6,641
2027	2,952
Thereafter	3,002
Total lease payments	49,560
Less: interest	(5,566)
Total lease liabilities	$43,994
Future minimum rental commitments under non-cancelable operating leases as of December 31, 2021 were as follows:

(in thousands)
2022	$14,036
2023	12,270
2024	9,032
2025	8,899
2026	4,034
Thereafter	4,654
Total	$52,925
10. Commitments and Contingencies
Legal Proceedings
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
On February 23, 2022, a purported class action lawsuit captioned Lozada v. TaskUs, Inc. et al., No. 22-cv-1479-JPC, was filed in the United States District Court for the Southern District of New York against the Company, our Chief Executive Officer, our President, and our Chief Financial Officer. The complaint alleges that the registration statement filed in connection with the Company’s IPO and the Company’s second and third quarter 2021 earnings calls contained materially false and misleading information in violation of the federal securities laws. On October 20, 2022, the Court entered an order appointing Humberto Lozada as lead plaintiff in the lawsuit. On December 16, 2022, lead plaintiff filed an amended complaint, alleging additional misstatements in certain of the Company’s 2021 earnings releases filed on Form 8-K and at an investor conference, and asserting additional securities claims, including against members of TaskUs’s board of directors as well as BDP FC Aggregator L.P. The complaint seeks unspecified damages and an award of costs and expenses, including reasonable attorneys’ fees, as well as equitable relief. We believe that the lawsuit is without merit and intend to defend the lawsuit vigorously. Our motion to dismiss was filed on February 17, 2023. We cannot predict at this point the length of time that this action will be ongoing or the liability, if any, which may arise therefrom.
The Company has received three lawsuits that present in large degree the same legal or factual issues, with allegations that are similar in nature. We believe that these three lawsuits are without merit and intend to defend each vigorously. We cannot predict at this point the length of time that these actions will be ongoing or the liability, if any, which may arise therefrom. As these actions are still in preliminary phases, any potential loss or impact on financial position or results of operations cannot yet be estimated:
On April 1, 2022, a purported class action lawsuit captioned Gregory Forsberg, Christopher Gunter, Samuel Kissinger, and Scott Sipprell vs. TaskUs, Inc. and Shopify, Inc., Shopify Holdings (USA), Inc., Shopify (USA) Inc., No. 1:22-cv-00436-UNA, was filed in the United States District Court for the District of Delaware. The complaint alleges the named defendants failed to exercise reasonable care in securing and safeguarding consumer information in connection with a 2020 data breach impacting Ledger SAS cryptocurrency hardware wallets, resulting in the unauthorized public release of approximately 272,000 pieces of detailed personally identifiable information, including Plaintiffs’ and class members’ full names, email addresses, postal addresses, and telephone numbers. The four named plaintiffs allege aggregate losses of approximately $140,000, and allege that the damages exceed $5 million for purposes of class action jurisdiction. On December 22, 2022, the Court stayed the case for a 60 day period and vacated the January 11, 2023 hearing on TaskUs' and Shopify's pending motions to dismiss.
On September 16, 2022, a purported class action lawsuit captioned My Choice Software, LLC vs. Shopify, Inc. Shopify (USA) Incl., TaskUs, Inc., Does 1-100, No. CGC-22-601842, was filed in the Superior Court of the State of California, County of San Francisco. The complaint alleges the named defendants secretly installed tracking cookies on consumers' devices to track individual consumer activity and gather private information and that the defendant Shopify allowed two of its support staff to steal customer data from more than 100 merchants. The complaint seeks unspecified damages and an award of costs and expenses, including reasonable attorneys’ fees, as well as equitable relief. This complaint has not been served on TaskUs, Inc.
On September 16, 2022, a lawsuit captioned My Choice Software, LLC vs. TaskUs, Inc., Tassilo Heinrich, Shopify, Inc., Shopify Holdings (USA) Inc., Shopify (USA) Inc, Does 1-50, No. 22-cv-1710 was filed in the US District Court, Central District of California. The complaint alleges the defendants profited off of the plaintiff's information. The complaint seeks unspecified damages and an award of costs and expenses, including reasonable attorneys’ fees, as well as equitable and injunctive relief. On February 13, 2023, TaskUs, Inc. filed a Motion to Dismiss, which is currently pending.
Indemnification
In addition, in the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify clients, vendors and other business partners with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, cybersecurity breach, services to be provided by us or from intellectual property infringement claims made by third parties. Historically, we have not experienced significant losses on these types of indemnification obligations.
11. Stock-Based Compensation
Stock Plans
Phantom Stock Plan
On June 19, 2015, TaskUs Holdings’ board of directors officially adopted a company-wide phantom stock plan and related phantom share agreements. The plan and agreements establish key terms and conditions of the grants, including amount of shares reserved for the grant, amount granted to an employee, vesting, and forfeiture terms. The phantom stock awards were to be settled in cash upon an IPO or in a similar form as the method of purchase used by a future acquirer upon an occurrence of a change in control (each as defined in such plan).
In connection with the Blackstone Acquisition, the phantom stock awards associated with the plan were settled partially in cash and partially in rollover shares in accordance with the terms of the plan. The contractual lives and the vesting conditions for the rollover phantom stock varied depending on the employment status of the holder at the acquisition date. All other terms were substantially the same as the plan and the agreements as discussed above and were to be settled in cash upon an IPO or in a similar form as the method of purchase used by a future acquirer upon an occurrence of a change in control. Prior to the IPO, management determined that these triggering events were not probable, and as such no liability or expense was recorded for the year ended December 31, 2020 related to the rollover shares. There were 6,514,360 outstanding phantom shares as of December 31, 2020. There were 1,399,470 phantom shares forfeited during the year ended December 31, 2021. As of December 31, 2021, there were no phantom shares outstanding.
2019 Stock Incentive Plan
On April 16, 2019, the Company established an equity incentive plan pursuant to which the Company has granted option awards to selected executives and other key employees (the “2019 Plan”). The option awards contain service, market and performance conditions. Stock options under this plan contingently vest over a period of two years in the event of a change in control and over a period of three years in the event of an IPO (each as defined in such plan), with the vesting period beginning on the date of the performance event so long as the holder remains employed. The amount of options eligible for vesting is contingent upon Blackstone’s return on invested capital in the Company. These options have contractual lives of 10 years. As amended, the Company reserved 7,597,730 common shares for issuance under the 2019 Plan. Following the IPO and establishment of the 2021 Plan, defined below, it is not expected that any additional awards will be issued under the 2019 Plan.
2021 Omnibus Incentive Plan
In connection with the IPO, the Company adopted the 2021 Omnibus Incentive Plan (the “2021 Plan” and, together with the 2019 Plan, the “Incentive Plans”), which provides for the issuance of non-qualified stock options, incentive stock options, stock appreciation rights (“SARs”), restricted shares of Class A common stock, restricted stock units (“RSUs”), or other equity-based or cash-based awards. The stock options are subject to service-based vesting conditions and generally vest quarterly or annually over three to four years and expire 10 years from the date of the grant. The RSUs are typically subject to service-based vesting conditions and generally vest in quarterly or annual installments over two to four years.
The Company initially granted 6,614,122 awards to its founders and reserved an additional 12,160,929 shares of Class A common stock for issuance under the 2021 Plan, subject to automatic annual evergreen increases. As of December 31, 2022, the total number of shares available for future grants under the 2021 Plan was 9,132,323.
Employee Stock Purchase Plan
The Company adopted the TaskUs, Inc. 2022 Employee Stock Purchase Plan (the “ESPP”) on June 14, 2022. Under the ESPP, eligible employees may purchase a limited number of shares of our Class A common stock at the lesser of 85% of the market value on the enrollment date or 85% of the market value on the purchase date. As of December 31, 2022, no shares were issued through the ESPP. As of December 31, 2022, the total number of shares available for issuance under the ESPP was 5,000,000.
Stock Options
The following table summarizes the stock option activity for the year ended December 31, 2022:

	Number of options	Weighted-average exercise price	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2022	9,685,321	$10.53	8.4	$421,789
Granted	448,928	$29.30
Exercised	(798,803)	$4.35
Forfeited, cancelled or expired	(1,611,735)	$7.07
Outstanding at December 31, 2022	7,723,711	$12.98	7.6	$57,880
Vested and exercisable at December 31, 2022	1,147,627	$17.51	7.8	$5,265
Vested and exercisable at December 31, 2022 and expected to vest thereafter	7,723,711	$12.98	7.6	$57,880
The weighted-average grant-date fair value of options granted during the years ended December 31, 2022, 2021 and 2020 was $10.73, $9.69 and $1.65, respectively. The total pre-tax intrinsic value of the options exercised during the year ended December 31, 2022 was $10.9 million. No stock options were exercised during the years ended December 31, 2021 and 2020.
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

	Year ended December 31,
	2022	2021	2020
Dividend yield (%)	0%	0%	0%
Expected volatility (%)	32-35%	32-35%	35%
Risk-free interest rate (%)	1.6-4.2%	0.8-1.4%	0.3-1.8%
Expected term (years)	5.5-7.0	5.1-7.0	5.3-9.0
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
•Expected term: Estimated based on the simplified method as we do not have adequate historical data.

RSUs
The following table summarized the RSU activity for the year ended December 31, 2022:

	Number of RSUs	Weighted-average grant date fair value
Outstanding at January 1, 2022	4,179,475	$29.01
Granted	1,091,376	$25.97
Released	(1,020,937)	$28.16
Cancelled	(354,690)	$33.22
Unvested and Outstanding at December 31, 2022	3,895,224	$28.00
The weighted-average grant date fair value of RSUs granted during the year ended December 31, 2021 was $28.66. No RSUs were granted during the year ended December 31, 2020. The total pre-tax intrinsic value of the RSUs released during the years ended December 31, 2022 and 2021 was $20.3 million and $12.4 million. No RSUs were released during the year ended December 31, 2020.
Performance Stock Units (“PSUs”)
The Company had 3,373,417 PSUs with a weighted-average grant date fair value of $4.02 outstanding as of December 31, 2022 and 2021. The majority of the PSUs vest contingently in annual installments over four years subject to continued service and the achievement of certain enterprise value compound annual growth rate ("CAGR") targets. The remaining PSUs vest contingently in four years subject to continued service and the achievement of certain market capitalization CAGR targets. The grant date fair value of the PSUs granted during the year ended December 31, 2021 were estimated using the Monte Carlo simulation method with the following assumptions:

Dividend yield (%)	0%
Expected volatility (%)	40%
Risk-free interest rate (%)	0.1-0.6%
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in the Company’s consolidated statements of operations for the periods presented:

	Year ended December 31,
(in thousands)	2022	2021	2020
Cost of services	$3,557	$1,318	$—
Selling, general, and administrative expense	65,422	172,367	—
Total	$68,979	$173,685	$—
For the year ended December 31, 2020, no change in control, IPO or liquidity event actually occurred or was imminent. Therefore, none of the phantom shares or options were vested or exercisable, and no expense was recorded for the year ended December 31, 2020 given the performance condition was not probable. For the year ended December 31, 2021, the change in control condition of our phantom shares became probable upon the IPO. As a result, the Company recognized expense in the amount of the expected cash settlement of the phantom shares totaling $127.5 million in selling, general and administrative expense on the consolidated statements of operations for the year ended December 31, 2021. Additionally, the Company concluded that the public offering represented a qualifying liquidity event that would cause the performance condition of the options under the 2019 Plan to be probable of occurring, and began recognizing compensation expense in relation to those options, including approximately $2.2 million of compensation expense related to nonvested stock options based on the service already provided by the employee at that time.
For the year ended December 31, 2022, there was $11.6 million, $57.7 million and $5.3 million of unrecognized compensation expense related to the Company’s unvested stock options, RSUs and PSUs, respectively, that is expected to be recognized over a weighted-average period of 1.3 years, 1.6 years and 1.7 years.
The tax benefits recognized in the consolidated statements of operations for stock-based compensation expense were $3.2 million and $4.3 million for the years ended December 31, 2022 and 2021, respectively, and were not material during the year ended December 31, 2020.

12. Income Taxes
The components of income (loss) before income taxes consists of the following, for the periods indicated:

	Year ended December 31,
(in thousands)	2022	2021	2020
United States	$7,942	$(111,296)	$22,617
Foreign	56,591	50,333	21,802
Income (loss) before income taxes	$64,533	$(60,963)	$44,419
The provision for (benefit from) income taxes consists of the following, for the periods indicated:

	Year ended December 31,
(in thousands)	2022	2021	2020
Current:
Federal	$16,418	$999	$10,974
State	3,215	2,146	3,411
Foreign	16,233	6,067	2,522
Total current tax expense	35,866	9,212	16,907
Deferred:
Federal	(6,490)	(9,844)	(5,692)
State	(881)	(796)	(875)
Foreign	(4,384)	(837)	(454)
Total deferred tax expense (benefit)	(11,755)	(11,477)	(7,021)
Total provision for (benefit from) income taxes	$24,111	$(2,265)	$9,886
The following table presents the tax effects of temporary differences that gives rise to significant portions of deferred tax assets and deferred tax liabilities as of the dates indicated:

(in thousands)	December 31, 2022	December 31, 2021
Deferred Tax Assets
Accruals	$3,728	$3,108
Allowances and reserves	1,374	907
Deferred rent	—	108
Intercompany payable	1,654	1,894
Foreign Tax Credit	—	1,143
State taxes	963	751
Stock-based compensation expense	8,004	4,407
Deferred revenue	772	943
Fixed assets	671	—
Unrealized foreign exchange gain/loss	1,130	—
Section 163(j) interest limitation	—	1,364
Operating lease liabilities	1,292	—
Other	2,054	400
Total deferred tax assets	$21,642	$15,025
Deferred Tax Liabilities
Intangibles	(48,750)	(51,602)
Operating lease right-of-use assets	(1,241)	—
Fixed assets	—	(443)
Unrealized foreign exchange gain/loss	—	(1,774)
Total deferred tax liabilities	$(49,991)	$(53,819)
Net deferred tax liabilities	$(28,349)	$(38,794)

The Company assessed the available positive and negative evidence to estimate whether it was more likely than not that some portion, or all, of the deferred tax assets would be realized. Evidence of sources of taxable income and the pattern and timing of the reversal of the temporary differences were sufficient to support a conclusion that a valuation allowance was not needed. The Company thereby determined it was more likely than not the deferred tax assets would be realized.
The following is a reconciliation stated as a percentage of pretax income of the U.S. federal statutory income tax rate (21%) to the Company’s effective tax rate:

	Year ended December 31,
	2022	2021	2020
Federal tax rate	21%	21%	21%
State taxes, net of federal benefit	3	(2)	2
Other permanent differences	—	(6)	6
Nondeductible officers’ compensation	9	(15)	—
GILTI Inclusion	10	(10)	6
FDII	(1)	—	(4)
RTP	2	(1)	—
Nondeductible transaction costs	—	(2)	—
Stock-based compensation expense	3	(3)	—
Foreign jurisdiction income tax holiday	(3)	6	(11)
Foreign tax credit	(11)	5	(3)
Foreign tax rate differential	1	9	3
Tax credits	—	2	—
FIN48	—	—	4
BEAT	2	—	—
Earn-out consideration	3	—	—
Other adjustments	(2)	—	(2)
Effective tax rate	37%	4%	22%
The Company operates under tax holidays in the Philippines, which were effective through December 31, 2022, and may be extended for certain sites, if certain additional requirements are satisfied. The tax holidays are conditional upon the Company meeting certain employment and investment thresholds. The impact of these tax holidays decreased foreign taxes by $6.1 million, $6.7 million and $4.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. The benefit of the tax holidays on net income per share (diluted) was $0.06, $0.07 and $0.05 for the years ended December 31, 2022, 2021 and 2020, respectively.
As of December 31, 2022, unremitted earnings of the subsidiaries outside of the U.S. are approximately $195.8 million, which the Company has not made a provision for U.S. or additional foreign withholding taxes and state taxes. The Company’s practice and intention are to indefinitely reinvest these earnings outside the U.S. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation.
During 2021, the Philippines passed the CREATE Act which, among other changes, reduced the Philippines statutory tax rate from 30% to 25%. As a result of the law change, the Company recognized an expense of $2.4 million as a result of reducing the value of deferred tax assets.
On March 27, 2020, the United States CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permitted NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021 and the deferral of employer taxes. The Company chose to avail itself of these CARES Act provisions for NOL carryover and carrybacks and the deferral of employer taxes. The Company has carried back net operating losses originating in the period from October 1, 2018, through December 31, 2018, to claim a refund for taxes paid in fiscal 2015, 2016, 2017, and the period from January 1, 2018, through September 30, 2018, resulting in a refund of approximately $5.2 million. As a result of NOL carryback, as of December 31, 2021, the Company reduced the 2017 transition tax liability to $1.0 million. Under the CARES Act, the Company received a net cash benefit of $5.3 million from the deferral of social security taxes otherwise due from April 10, 2020 through the year ended December 31, 2020. One-half of the deferred amount was paid by December 31, 2021, and the second half was paid by December 31, 2022.

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

	Year ended December 31,
(in thousands)	2022	2021
Uncertain tax benefit balance as of beginning of period	$1,720	$1,919
Gross increases/(decreases) - tax positions for current period	—	364
Gross increases/(decreases) - tax position in prior periods	(364)	(563)
Uncertain tax benefit balance as of end of period	$1,356	$1,720
As of December 31, 2022, the Company had approximately $1.4 million of unrecognized tax benefits that if recognized would affect the effective income tax rate. The Company estimates no material changes to its uncertain tax positions within the next 12 months.
The Company recognizes interest and penalties related to uncertain tax positions as components of provision for (benefit from) income taxes. As of December 31, 2022, the Company accrued interest and penalties of $0.2 million and $0.1 million, respectively.
The Company files income tax returns in US federal and state jurisdictions, as well as in the Philippines, Canada, India, Greece, Mexico, Taiwan, the United Kingdom, Ireland, Colombia, Japan and Malaysia. In 2022, the Company established business operations in Poland, Romania, Croatia and Serbia for which the Company will be subject to tax. As of December 31, 2022, the tax years 2019 to 2022 are subject to examination by tax authorities.
13. Shareholders’ Equity
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
Liquidation Rights—Upon our liquidation, dissolution or winding up, whether voluntary or involuntary, after payment of the debts and other liabilities of the Company and subject to the rights, if any, of the holders of any outstanding series of preferred stock or any class or series of stock having a preference over or the right to participate with the common stock, the holders of all outstanding shares of Class A common stock and Class B common stock shall be entitled to receive the remaining assets of the Company available for distribution to its shareholders ratably in proportion to the number of shares held by each such shareholder.
Initial Public Offering
On June 15, 2021, the Company closed its IPO of 5,553,154 shares of Class A common stock (the “primary” offering) and selling shareholders sold 9,626,846 outstanding shares (the “secondary” offering), including shares sold by the selling shareholders pursuant to the underwriters’ full exercise of their option to purchase additional shares, at a public offering price of $23.00 per share. The Company received net proceeds of $120.7 million after deducting underwriting discounts and commissions, but before deducting offering expenses. The Company used the proceeds from the primary offering, together with cash on hand, to satisfy payments of approximately $127.5 million in respect of vested phantom shares. The Company did not receive any proceeds from the secondary offering.
Secondary Offering
On October 25, 2021, certain of the Company's shareholders completed a secondary offering of 12,077,480 shares of the Company's Class A common stock at a public offering price of $63.50 per share. All of the shares of Class A common stock were offered by existing shareholders. The Company did not sell any common stock in the offering and did not receive any proceeds from the offering.
14. Earnings Per Share
The Company has Class A common stock and Class B common stock outstanding. Because the only difference between the two classes of common stock are related to voting, transfer and conversion rights, the Company has not presented earnings per share under the two-class method, as earnings per share are the same for both Class A common stock and Class B common stock. The accompanying financial statements and related notes to the financial statements give retroactive effect to the stock split for all periods presented. See Note 13, “Shareholders’ Equity” for additional information.
The following table summarized the computation of basic and diluted earnings per share for the years ended December 31, 2022, 2021 and 2020:

	Year ended December 31,
(in thousands, except share and per share data)	2022	2021	2020
Numerator:
Net income (loss) available to common shareholders	$40,422	$(58,698)	$34,533
Denominator:
Weighted-average common shares outstanding - basic	97,815,679	94,832,137	91,737,020
Effect of dilutive securities	4,787,500	—	—
Weighted-average common shares outstanding - diluted	102,603,179	94,832,137	91,737,020
Net income (loss) per common share:
Basic	$0.41	$(0.62)	$0.38
Diluted	$0.39	$(0.62)	$0.38
Since the Company was in a net loss position for the year ended December 31, 2021, diluted EPS is equal to basic EPS as the inclusion of potential common stock equivalents would have been anti-dilutive. The Company excluded 2,840,004 and 105,177 potential common stock equivalents from the computation of diluted EPS for the years ended December 31, 2022 and 2021, respectively, because the effect would have been anti-dilutive. In addition, the Company excluded 7,476,384 potential common stock equivalents from the computation of diluted EPS for the year ended December 31, 2021, since it was in a net loss position; however, these awards would have been dilutive if the Company was in a net income position. As of December 31, 2022 and 2020, there were 4,917,920 and 8,459,100, potential common stock equivalents outstanding, respectively, with performance and market conditions which were not met at each date, that were excluded from the calculation of diluted EPS.
15. Related Party
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
Underwriting of Offerings
Blackstone Securities Partners L.P., an affiliate of Blackstone, served as underwriter of 1,380,000 of the 15,180,000 million shares of Class A common stock sold in the IPO, with underwriting discounts and commissions of $1.265 per share paid by the Company and selling shareholders, with respect to the shares sold by them. Blackstone Securities Partners L.P. served as underwriter of 1,021,942 of the 12,077,480 shares of Class A common stock sold in the secondary offering, with underwriting discounts and commissions of $2.06375 per share paid by the selling shareholders.

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
The Company’s management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2022. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Management's Annual Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s management has evaluated the effectiveness its internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
This Annual Report does not include an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for emerging growth companies.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Disclosure Controls and Procedures and Internal Control over Financial Reporting
In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Item 9B. Other Information
Section 13(r) Disclosure
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures regarding activities at Atlantia S.p.A., which may be, or may have been at the time considered to be, an affiliate of Blackstone and, therefore, our affiliate.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to TaskUs’ Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to TaskUs’ Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to TaskUs’ Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to TaskUs’ Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to TaskUs’ Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

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

4.1
Description of Company’s Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on March 9, 2022).

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

10.19†	Pay Change Memo, dated April 2, 2021, for Bryce Maddock (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2022).

10.20†
Founder Employment Agreement, dated as of June 2, 2015, by and between Jaspar Weir and TaskUs Holdings, Inc. (formerly known as TaskUs, Inc.) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2022).

10.21†	Pay Change Memo, dated April 2, 2021, for Jaspar Weir (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2022).

10.22†	Merit Memo, dated February 18, 2021, for Jarrod Johnson (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2022).

10.23†	Form of Restricted Stock Unit Agreement under TaskUs, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2022).

10.24†	Form of Option Agreement under TaskUs, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2022).

10.25†	TaskUs, Inc. 2022 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 17, 2022).

10.26†
Form of Restricted Stock Unit Agreement under TaskUs, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2022).

10.27†	Form of Option Agreement under TaskUs, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2022).

10.28†
Amended and Restated Credit Agreement, dated as of September 25, 2019 and as amended and restated on September 7, 2022, among TU MidCo, Inc., TU BidCo, Inc., the guarantors party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, swing line lender and an L/C issuer, and the lenders and L/C issuers party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2022).

10.29†*	Form of Restricted Stock Unit Agreement under TaskUs, Inc. 2021 Omnibus Incentive Plan.

10.30†*	Form of Option Agreement under TaskUs, Inc. 2021 Omnibus Incentive Plan.

10.31†*	Amendment to Performance Stock Unit Agreement (Founder's Award) under TaskUs, Inc. 2021 Omnibus Incentive Plan.

10.32†*	Amendment to Option Agreement (Founder's Award) under TaskUs, Inc. 2021 Omnibus Incentive Plan.

10.33†*	Amendment to Restricted Stock Unit Agreement (Founder's Award) under TaskUs, Inc. 2021 Omnibus Incentive Plan.

10.34†*	Pay Change Memo, dated February 28, 2023, for Bryce Maddock.

10.35†*	Pay Change Memo, dated February 28, 2023, for Jaspar Weir.

21.1*	Subsidiaries of the Registrant

23.1*	Consent of KPMG LLP

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Section 13(r) Disclosure.

101.INS	XBRL Instance Document– the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Date: March 6, 2023

TASKUS, INC.

By:	/s/ Bryce Maddock
Name: Bryce Maddock
Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bryce Maddock	Chief Executive Officer and Director (principal executive officer)	March 6, 2023
Bryce Maddock

/s/ Jaspar Weir	President and Director	March 6, 2023
Jaspar Weir

/s/ Balaji Sekar	Chief Financial Officer (principal financial officer)	March 6, 2023
Balaji Sekar

/s/ Steve Amaya	Senior Vice President—Finance (principal accounting officer)	March 6, 2023
Steven Amaya

/s/ Amit Dixit	Director	March 6, 2023
Amit Dixit

/s/ Michelle Gonzalez	Director	March 6, 2023
Michelle Gonzalez

/s/ Jill A. Greenthal	Director	March 6, 2023
Jill A. Greenthal

/s/ Susir Kumar	Director	March 6, 2023
Susir Kumar

/s/ Mukesh Mehta	Director	March 6, 2023
Mukesh Mehta

/s/ Jacqueline D. Reses	Director	March 6, 2023
Jacqueline D. Reses

/s/ Kelly Tuminelli	Director	March 6, 2023
Kelly Tuminelli