Form 10-Q
period 2023-03-31
TaskUs, Inc.
filed 2023-05-09
CIK 1829864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 2, 2023, the number of shares outstanding of the registrant’s common stock was as follows: Class A common stock, par value $0.01 per share: 27,066,113; Class B common stock, par value $0.01 per share: 70,032,694.

TASKUS, INC.
Quarterly Report on Form 10-Q
For Quarterly Period Ended March 31, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which involve certain known and unknown risks and uncertainties. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “predicts,” “intends,” “trends,” “plans,” “estimates,” “anticipates,” "position us" or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. We assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Our actual results may differ significantly from any results expressed or implied by any forward-looking statements. A summary of the principal risk factors that might cause our actual results to differ from our forward-looking statements is set forth below. The following is only a summary of the principal risks that may materially adversely affect our business, financial condition and results of operations. This summary should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 (our “Annual Report”) as filed with the Securities and Exchange Commission (the “SEC”), as such risk factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. Such risks and uncertainties include, but are not limited to, the following:
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
•Trust and Safety, including content monitoring and moderation services, is a large portion of our business. The long term impacts on the mental health and well-being of our employees doing this work are unknown. This work may lead to stress disorders and may create liabilities for us. This work is also subject to significant press and regulatory scrutiny. As a result, we may be subject to negative publicity or liability, or face difficulties recruiting and retaining employees, any of which could have an adverse effect on our reputation, business, financial condition and results of operations.
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
We urge you to carefully consider the foregoing summary together with the risks discussed under “Risk Factors” in the Annual Report, and in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TASKUS, INC.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share data)

Assets	March 31, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$167,011	$133,992
Accounts receivable, net of allowance for doubtful accounts of $3,422 and $3,422, respectively	170,664	178,678
Income tax receivable	526	2,879
Prepaid expenses and other current assets	30,021	25,876
Total current assets	368,222	341,425
Noncurrent assets:
Property and equipment, net	75,604	75,053
Operating lease right-of-use assets	41,021	41,510
Deferred tax assets	6,334	6,165
Intangibles	208,053	212,993
Goodwill	217,785	217,382
Other noncurrent assets	8,425	7,487
Total noncurrent assets	557,222	560,590
Total assets	$925,444	$902,015
Liabilities and Shareholders’ Equity
Liabilities:
Current liabilities:
Accounts payable and accrued liabilities	$33,178	$37,062
Accrued payroll and employee-related liabilities	52,561	48,663
Current portion of debt	4,347	3,334
Current portion of operating lease liabilities	11,904	11,614
Current portion of income tax payable	9,265	5,730
Deferred revenue	3,066	3,481
Total current liabilities	114,321	109,884
Noncurrent liabilities:
Income tax payable	2,304	2,293
Long-term debt	262,632	264,225
Operating lease liabilities	32,154	32,380
Accrued payroll and employee-related liabilities	3,444	2,818
Deferred tax liabilities	34,541	34,514
Other noncurrent liabilities	293	288
Total noncurrent liabilities	335,368	336,518
Total liabilities	449,689	446,402
Commitments and Contingencies (See Note 10)
Shareholders’ equity:
Class A common stock, $0.01 par value. Authorized 2,500,000,000; 29,489,895 issued and 27,450,163 outstanding and 29,257,651 issued and 27,607,720 outstanding, respectively	295	293
Class B convertible common stock, $0.01 par value. Authorized 250,000,000; 70,032,694 and 70,032,694 shares issued and outstanding, respectively	700	700
Additional paid-in capital	645,322	631,908
Accumulated deficit	(126,165)	(135,674)
Accumulated other comprehensive loss	(7,056)	(10,647)
Treasury stock, at cost with 2,039,732 and 1,649,931 shares, respectively	(37,341)	(30,967)
Total shareholders’ equity	475,755	455,613
Total liabilities and shareholders’ equity	$925,444	$902,015
See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three months ended March 31,
	2023	2022
Service revenue	$235,306	$239,680
Operating expenses:
Cost of services	137,762	141,282
Selling, general, and administrative expense	64,294	64,247
Depreciation	9,661	8,901
Amortization of intangible assets	5,124	4,711
Loss (gain) on disposal of assets	65	(15)
Total operating expenses	216,906	219,126
Operating income	18,400	20,554
Other expense (income)	(2,177)	1,053
Financing expenses	5,099	1,602
Income before income taxes	15,478	17,899
Provision for income taxes	5,969	6,313
Net income	$9,509	$11,586
Net income per common share:
Basic	$0.10	$0.12
Diluted	$0.09	$0.11
Weighted-average number of common shares outstanding:
Basic	97,561,650	97,481,412
Diluted	100,952,573	104,122,026
See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	Three months ended March 31,
	2023	2022
Net income	$9,509	$11,586
Retirement benefit reserves	8	9
Foreign currency translation adjustments	3,583	(1,765)
Comprehensive income	$13,100	$9,830
See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)

	Capital stock and additional paid-in capital					Accumulated deficit	Accumulated other comprehensive loss			Total shareholders’ equity
	Class A common stock		Class B convertible common stock		Additional paid-in capital			Treasury stock
	Shares	Amount	Shares	Amount				Shares	Amount
Balance as of December 31, 2021	27,431,264	$275	70,032,694	$700	$556,418	$(176,096)	$(2,163)	—	$—	$379,134
Issuance of common stock for settlement of equity awards	137,794	1	—	—	(1)	—	—	—	—	—
Shares withheld related to net share settlement	(45,389)	(1)	—	—	(1,468)	—	—	—	—	(1,469)
Stock-based compensation expense	—	—	—	—	19,605	—	—	—	—	19,605
Net income	—	—	—	—	—	11,586	—	—	—	11,586
Other comprehensive loss	—	—	—	—	—	—	(1,756)	—	—	(1,756)
Balance as of March 31, 2022	27,523,669	$275	70,032,694	$700	$574,554	$(164,510)	$(3,919)	—	$—	$407,100

	Capital stock and additional paid-in capital					Accumulated deficit	Accumulated other comprehensive loss			Total shareholders’ equity
	Class A common stock		Class B convertible common stock		Additional paid-in capital			Treasury stock
	Shares	Amount	Shares	Amount				Shares	Amount
Balance as of December 31, 2022	29,257,651	$293	70,032,694	$700	$631,908	$(135,674)	$(10,647)	1,649,931	$(30,967)	$455,613
Issuance of common stock for settlement of equity awards	246,537	2	—	—	207	—	—	—	—	209
Shares withheld related to net share settlement	(14,293)	—	—	—	(257)	—	—	—	—	(257)
Repurchase of common stock	—	—	—	—	—	—	—	389,801	(6,374)	(6,374)
Stock-based compensation expense	—	—	—	—	13,464	—	—	—	—	13,464
Net income	—	—	—	—	—	9,509	—	—	—	9,509
Other comprehensive income	—	—	—	—	—	—	3,591	—	—	3,591
Balance as of March 31, 2023	29,489,895	$295	70,032,694	$700	$645,322	$(126,165)	$(7,056)	2,039,732	$(37,341)	$475,755

See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$9,509	$11,586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,661	8,901
Amortization of intangibles	5,124	4,711
Amortization of debt financing fees	149	139
Loss (gain) on disposal of assets	65	(15)
Provision for losses on accounts receivable	—	479
Unrealized foreign exchange losses (gains) on forward contracts	(6,336)	759
Deferred taxes	(90)	(19)
Stock-based compensation expense	13,464	19,605
Changes in operating assets and liabilities:
Accounts receivable	8,070	(9,979)
Prepaid expenses and other current assets	(16)	(2,478)
Operating lease right-of-use assets	3,825	3,226
Other noncurrent assets	34	(223)
Accounts payable and accrued liabilities	(5,356)	(1,071)
Accrued payroll and employee-related liabilities	3,520	(1,392)
Operating lease liabilities	(3,310)	(2,804)
Income tax payable	5,789	4,686
Deferred revenue	(417)	779
Other noncurrent liabilities	(2)	—
Net cash provided by operating activities	43,683	36,890
Cash flows from investing activities:
Purchase of property and equipment	(5,244)	(17,770)
Investment in loan receivable	(1,000)	—
Net cash used in investing activities	(6,244)	(17,770)
Cash flows from financing activities:
Payments on long-term debt	(675)	(2,625)
Proceeds from employee stock plans	209	—
Payments for taxes related to net share settlement	(257)	(1,469)
Payments for stock repurchases	(6,374)	—
Net cash used in financing activities	(7,097)	(4,094)
Increase in cash and cash equivalents	30,342	15,026
Effect of exchange rate changes on cash	2,677	(1,536)
Cash and cash equivalents at beginning of period	133,992	63,584
Cash and cash equivalents at end of period	$167,011	$77,074
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
The Company is a provider of outsourced digital services and next-generation customer experience to the world’s most innovative companies, helping its clients represent, protect and grow their brands. The Company’s global, omni-channel delivery model is focused on providing its clients three key services - Digital Customer Experience, Trust and Safety and Artificial Intelligence (“AI”) Services. The Company has designed its platform to enable it to rapidly scale and benefit from its clients’ growth. Through its agile and responsive operational model, the Company delivers services from multiple delivery sites that span globally from the United States, Philippines, India and other parts of the world.
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
2. Summary of Significant Accounting Policies
(a) Basis of Presentation
The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”), includes a discussion of the significant accounting policies used in the preparation of our consolidated financial statements. There have been no changes to the Company’s significant accounting policies described in the Annual Report that have had a material impact on the Company’s condensed consolidated financial statements and related notes.
These unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with US GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in the Annual Report. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2023 and its results of operations, comprehensive income and shareholders’ equity for the three months ended March 31, 2023 and 2022, and cash flows for the three months ended March 31, 2023 and 2022. The condensed consolidated balance sheet as of December 31, 2022, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.
The Company has made certain reclassifications to prior period consolidated financial statements to conform to current period presentation. India, which was previously included in Rest of World, is now reported separately within revenue disaggregation by geographical location. Other receivables, Prepaid expenses and Other current assets have been combined into Prepaid expenses and other current assets.
(b) Use of Estimates
The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include: the determination of useful lives and impairment of fixed assets; allowances for doubtful accounts and other receivables; the valuation of deferred tax assets; the measurement of lease liabilities and right-of-use assets; valuation of forward contracts; valuation of stock-based compensation; valuation of acquired intangible assets and goodwill, as well as related impairment assessments; and reserves for income tax uncertainties and other contingencies.
(c) Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company has no variable interest entities in its corporate structure.
(d) Concentration Risk
Most of the Company’s customers are located in the United States. Customers outside of the United States are concentrated in Europe.
For the three months ended March 31, 2023 and 2022, the following customers represented greater than 10% of the Company’s service revenue:

Client	Service revenue percentage
	Three months ended March 31,
	2023	2022
A	20%	24%
B	Less than 10%	10%
As of March 31, 2023 and December 31, 2022, the following clients represented greater than 10% of the Company’s accounts receivable:

	Accounts receivable percentage
Client	March 31, 2023	December 31, 2022
A	16%	17%
B	12%	13%
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
Recently adopted accounting pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). The revised standard relates to measurement of credit losses on financial instruments, and requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The guidance replaces the incurred loss model with an expected loss model referred to as current expected credit loss ("CECL"). The CECL model requires us to measure lifetime expected credit losses for financial instruments held at the reporting date using historical experience, current conditions and reasonable supportable forecasts. The guidance expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating credit losses and requires new disclosures of the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. The company adopted this standard as of January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements.
3. Business Combination
On April 15, 2022 (the “Closing Date”), the Company completed the acquisition of 100% of the equity interests of Parsec d.o.o. and Q Experience d.o.o. (collectively, "heloo") for $35.4 million. The former shareholders of heloo are also eligible to receive contingent earn-out payments not to exceed €20 million, based on performance compared to prescribed EBITDA targets outlined in the purchase agreement during each of the one year periods ending April 30, 2023 and 2024, respectively. The total fair value of contingent earn-out payments was determined to be $18.5 million and $14.9 million as March 31, 2023 and December 31, 2022, respectively, based on a Monte Carlo simulation model, utilizing a discounted payout analysis based on probabilities and timing of achieving the prescribed targets. Since these payments are contingent on future service conditions, they are recognized as compensation expense ratably over the required service period. For the three months ended March 31, 2023, the Company recognized $6.6 million in compensation expense related to the contingent earn-out payments included in selling, general, and administrative expenses.
4. Revenue from Contracts with Customers
Disaggregation of Revenue
The Company's revenues are derived from contracts with customers related to business outsourcing services that it provides. The following table presents the breakdown of the Company’s revenues by service offering:

	Three months ended March 31,
(in thousands)	2023	2022
Digital Customer Experience	$157,136	$159,731
Trust and Safety	40,598	45,852
AI Services	37,572	34,097
Service revenue	$235,306	$239,680
The majority of the Company’s revenues are derived from contracts with customers who are located in the United States. However, the Company delivers its services from geographies outside of the United States. The following table presents the breakdown of the Company’s revenues by geographical location, based on where the services are provided from:

	Three months ended March 31,
(in thousands)	2023	2022
Philippines	$126,859	$120,080
United States	46,662	79,131
India	28,243	23,358
Rest of World	33,542	17,111
Service revenue	$235,306	$239,680
Contract Balances
Accounts receivable, net of allowance for doubtful accounts includes $84.2 million and $80.8 million of unbilled revenues as of March 31, 2023 and December 31, 2022, respectively.
5. Forward Contracts and Fair Value Measurement
The Company transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency exchange rate risk. During 2023 and 2022, the Company entered into foreign currency exchange rate forward contracts, with two commercial banks as the counterparties, with maturities of generally 12 months or less, to reduce the volatility of cash flows primarily related to forecasted costs denominated in Philippine pesos. In addition, the Company utilizes foreign currency exchange rate contracts to mitigate foreign currency exchange rate risk associated with foreign currency-denominated assets and liabilities, primarily intercompany balances. The Company does not use foreign currency exchange rate contracts for trading purposes. The exchange rate forward contracts entered into by the Company are not designated as hedging instruments. Any gains or losses resulting from changes in the fair value of these contracts are recognized in other expense (income) in the consolidated statements of operations. The forward contract receivable (payable) resulting from changes in fair value was recorded under prepaid expenses and other current assets (accounts payable and accrued liabilities).

The following table presents the Company's settled forward contracts and realized and unrealized losses (gains) associated with derivative contracts:

	Three months ended March 31,
(in thousands)	2023	2022
Total notional amount of settled forward contracts	$59,425	$40,382
Realized losses from settlement of forward contracts	$1,618	$1,420
Unrealized losses (gains) on forward contracts	$(6,336)	$759
The following table presents the Company's outstanding forward contracts:

(in thousands)	March 31, 2023	December 31, 2022
Total notional amount of outstanding forward contracts	$110,925	$175,050
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
For financial statement presentation purposes, we offset assets and liabilities for forward contracts with the same counterparty that we intend to net settle upon maturity; however, we do not offset assets and liabilities under master netting arrangements that we do not intend to net settle. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	March 31, 2023
	Fair value measurements using			Total Gross Fair Value	Effect of Counter-party Netting	Net Amounts on Balance Sheet	Effect of Master Netting Arrangements	Net Amounts
(in thousands)	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets
Money market funds	$3,739	$—	$—	$3,739	$—	$3,739	$—	$3,739
Forward contracts receivable	$—	$8,132	$—	$8,132	$—	$8,132	$—	$8,132

	December 31, 2022
	Fair value measurements using			Total Gross Fair Value	Effect of Counter-party Netting	Net Amounts on Balance Sheet	Effect of Master Netting Arrangements	Net Amounts
(in thousands)	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets
Money market funds	$6,069	$—	$—	$6,069	$—	$6,069	$—	$6,069
Forward contracts receivable	$—	$4,845	$—	$4,845	$(518)	$4,327	$(1,778)	$2,549
Liabilities
Forward contracts payable	$—	$3,049	$—	$3,049	$(518)	$2,531	$(1,778)	$753
The Company’s derivatives are carried at fair value using various pricing models that incorporate observable market inputs, such as interest rate yield curves and currency rates, which are Level 2 inputs. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the counterparty or by the Company.

6. Property and Equipment, net
The components of property and equipment, net as of March 31, 2023 and December 31, 2022 were as follows:

(in thousands)	March 31, 2023	December 31, 2022
Leasehold improvements	$53,288	$53,950
Technology and computers	96,191	95,189
Furniture and fixtures	4,348	6,173
Construction in process	10,674	4,640
Other property and equipment	11,453	10,828
Property and equipment, gross	175,954	170,780
Accumulated depreciation	(100,350)	(95,727)
Property and equipment, net	$75,604	$75,053
The Company’s principal operations are in the Philippines where the majority of property and equipment resides under its wholly owned subsidiaries. The table below presents the Company’s total property and equipment by geographic location as of March 31, 2023 and December 31, 2022:

(in thousands)	March 31, 2023	December 31, 2022
Philippines	$42,953	$42,153
United States	8,968	9,136
India	14,881	15,482
Rest of World	8,802	8,282
Property and equipment, net	$75,604	$75,053
7. Goodwill and Intangibles
The changes in the carrying amount of goodwill during the period were as follows:

(in thousands)
Balance as of December 31, 2022	$217,382
Foreign currency translation	403
Balance as of March 31, 2023	$217,785
The components of intangible assets as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023			December 31, 2022
(in thousands)	Intangibles, Gross	Accumulated Amortization	Intangibles, Net	Intangibles, Gross	Accumulated Amortization	Intangibles, Net
Customer relationships	$251,738	$(73,288)	$178,450	$251,539	$(68,987)	$182,552
Trade name	42,228	(12,727)	29,501	42,222	(11,986)	30,236
Other intangibles	407	(305)	102	410	(205)	205
Total	$294,373	$(86,320)	$208,053	$294,171	$(81,178)	$212,993
8. Long-Term Debt
The balances of current and non-current portions of debt consist of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023			December 31, 2022
(in thousands)	Current	Noncurrent	Total	Current	Noncurrent	Total
Term Loan	$4,725	$263,925	$268,650	$3,712	$265,613	$269,325
Revolver	—	—	—	—	—	—
Less: Debt financing fees	(378)	(1,293)	(1,671)	(378)	(1,388)	(1,766)
Total	$4,347	$262,632	$266,979	$3,334	$264,225	$267,559

2022 Credit Agreement
On September 7, 2022, the Company entered into a credit agreement (the “2022 Credit Agreement”) with both new and existing lenders which amended and restated its previous credit agreement. The 2022 Credit Agreement includes a $270.0 million term loan (the "2022 Term Loan Facility") and a $190.0 million revolving credit facility (the "2022 Revolving Credit Facility" and, together with the 2022 Term Loan Facility, the “2022 Credit Facilities”).
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
The 2022 Revolving Credit Facility provides the Company with access to a $15.0 million letter of credit facility and a $15.0 million swing line facility, each of which, to the extent used, reduces borrowing availability under the 2022 Revolving Credit Facility. The 2022 Revolving Credit Facility terminates on September 7, 2027. As of March 31, 2023, we had $190.0 million of borrowing availability under the 2022 Revolving Credit Facility.
Borrowings under the 2022 Credit Agreement, with the exception of swing line borrowings, bear interest, at our option, either at (i) an adjusted Term Secured Overnight Financing Rate ("SOFR rate") plus a margin of 2.25% per annum, subject to a Term SOFR rate floor of 0.00% or (ii) an alternative base rate plus a margin of 1.25% per annum, subject to an alternative base rate floor of 1.00%. Any borrowings under the swing line will be subject to the base rate. The 2022 Revolving Credit Facility also requires a commitment fee of 0.40% per annum of undrawn commitments to be paid quarterly in arrears. We have elected to pay interest on borrowings under the 2022 Term Loan Facility based on the SOFR rate. The interest rate in effect for the 2022 Term Loan Facility as of March 31, 2023 was 6.993% per annum.
The 2022 Credit Agreement contains a financial covenant requiring compliance with a maximum total net leverage ratio and certain other covenants, including, among other things, covenants restricting additional borrowings, investments (including acquisitions) and distributions. We were in compliance with all debt covenants as of March 31, 2023. Substantially all assets of our direct wholly owned subsidiary TU MidCo, Inc., its wholly owned subsidiary, TU BidCo, Inc. and its material wholly owned domestic subsidiaries are pledged as collateral under the 2022 Credit Agreement, subject to certain customary exceptions.
9. Leases
Operating lease costs recorded to cost of services was $4.4 million and $4.0 million for the three months ended March 31, 2023 and 2022, respectively. Operating lease costs recorded to selling, general, and administrative expense were immaterial.
The following table presents the weighted average remaining lease term and weighted average discount rate for the Company's operating leases as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Weighted average remaining lease term	4.0 years	4.1 years
Weighted average discount rate	5.6%	5.3%
The following table presents supplemental cash flow information related to the Company's operating leases:

	Three months ended March 31,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$4,259	$3,250
ROU assets obtained in exchange for operating lease liabilities	2,628	9

The future lease payments on the Company's operating lease liabilities as of March 31, 2023 were as follows:

(in thousands)
2023-remainder of year	$10,558
2024	13,001
2025	12,075
2026	7,368
2027	3,578
Thereafter	3,152
Total lease payments	49,732
Less: imputed interest	(5,674)
Total lease liabilities	$44,058
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
On February 23, 2022, a purported class action lawsuit captioned Lozada v. TaskUs, Inc. et al., No. 22-cv-1479-JPC, was filed in the United States District Court for the Southern District of New York against the Company, our Chief Executive Officer, our President, and our Chief Financial Officer. The complaint alleges that the registration statement filed in connection with the Company’s IPO and the Company’s second and third quarter 2021 earnings calls contained materially false and misleading information in violation of the federal securities laws. On October 20, 2022, the Court entered an order appointing Humberto Lozada as lead plaintiff in the lawsuit. On December 16, 2022, lead plaintiff filed an amended complaint, alleging additional misstatements in certain of the Company’s 2021 earnings releases filed on Form 8-K and at an investor conference, and asserting additional securities claims, including against members of TaskUs’s board of directors as well as BDP FC Aggregator L.P. The complaint seeks unspecified damages and an award of costs and expenses, including reasonable attorneys’ fees, as well as equitable relief. We believe that the lawsuit is without merit and intend to defend the lawsuit vigorously. On February 17, 2023, TaskUs filed a motion to dismiss, which is currently pending. We cannot predict at this point the length of time that this action will be ongoing or the liability, if any, which may arise therefrom.
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
On April 1, 2022, a purported class action lawsuit captioned Gregory Forsberg, Christopher Gunter, Samuel Kissinger, and Scott Sipprell vs. TaskUs, Inc. and Shopify, Inc., Shopify Holdings (USA), Inc., Shopify (USA) Inc., No. 1:22-cv-00436-UNA, was filed in the United States District Court for the District of Delaware. The complaint alleges the named defendants failed to exercise reasonable care in securing and safeguarding consumer information in connection with a 2020 data breach impacting Ledger SAS cryptocurrency hardware wallets, resulting in the unauthorized public release of approximately 272,000 pieces of detailed personally identifiable information, including Plaintiffs’ and class members’ full names, email addresses, postal addresses, and telephone numbers. The four named plaintiffs allege aggregate losses of approximately $140,000, and allege that the damages exceed $5 million for purposes of class action jurisdiction. On April 8, 2022, TaskUs filed a motion to dismiss, which is currently pending. This case is currently stayed.
On September 16, 2022, a purported class action lawsuit captioned My Choice Software, LLC vs. Shopify, Inc. Shopify (USA) Inc., TaskUs, Inc., Does 1-100, No. CGC-22-601842, was filed in the Superior Court of the State of California, County of San Francisco. The complaint alleges the named defendants secretly installed tracking cookies on consumers' devices to track individual consumer activity and gather private information and that the defendant Shopify allowed two of its support staff to steal customer data from more than 100 merchants. The complaint seeks unspecified damages and an award of costs and expenses, including reasonable attorneys’ fees, as well as equitable relief. This complaint has not been served on TaskUs, Inc.
On September 16, 2022, a lawsuit captioned My Choice Software, LLC vs. TaskUs, Inc., Tassilo Heinrich, Shopify, Inc., Shopify Holdings (USA) Inc., Shopify (USA) Inc., Does 1-50, No. 22-cv-1710 was filed in the US District Court, Central District of California. The complaint alleges the defendants profited off of the plaintiff's information. The complaint seeks unspecified damages and an award of costs and expenses, including reasonable attorneys’ fees, as well as equitable and injunctive relief. On February 13, 2023, TaskUs, Inc. filed a motion to dismiss the amended complaint, which is currently pending.
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
11. Stock-Based Compensation
The following table summarizes the stock option and restricted stock unit ("RSU") activity for the three months ended March 31, 2023:

	Options		RSUs
	Number of options	Weighted - average exercise price	Number of RSUs	Weighted - average grant date fair value
Outstanding at January 1, 2023	7,723,711	$12.98	3,895,224	$28.00
Granted	770,937	$18.11	1,379,119	$18.14
Exercised or released	(46,132)	$4.54	(200,405)	$26.00
Forfeited, cancelled or expired	(334,159)	$6.38	(128,503)	$27.42
Outstanding at March 31, 2023	8,114,357	$13.78	4,945,435	$25.34
The weighted-average grant-date fair value of options granted during the three months ended March 31, 2023 was $8.85. There were 3,373,417 performance stock units ("PSUs") outstanding at January 1, 2023 and March 31, 2023.
The following table summarizes the components of stock-based compensation expense recognized for the periods presented:

	Three months ended March 31,
(in thousands)	2023	2022
Cost of services	$877	$703
Selling, general, and administrative expense	12,587	18,902
Total	$13,464	$19,605
As of March 31, 2023, there was $15.7 million, $68.8 million and $4.5 million of unrecognized compensation expense related to the Company’s unvested stock options, RSUs and PSUs, respectively, that is expected to be recognized over a weighted-average period of 1.2 years, 1.5 years and 1.5 years.
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
The Company recorded provision for income taxes of $6.0 million and $6.3 million in the three months ended March 31, 2023 and 2022, respectively. The effective tax rate was 38.6% and 35.3% for the three months ended March 31, 2023 and 2022, respectively. The difference between the effective tax rate and the 21% federal statutory rate in the three months ended March 31, 2023 was primarily due to nondeductible earn-out consideration, as well as Global Intangible Low-Taxed Income (“GILTI”) inclusion, Base Erosion Anti-avoidance Tax ("BEAT") and nondeductible compensation of officers. The difference between the effective tax rate and the 21% federal statutory rate in the three months ended March 31, 2022 was primarily due to GILTI inclusion, BEAT, tax benefits of income tax holidays in foreign jurisdiction, and nondeductible compensation of officers.

13. Earnings Per Share
The Company has Class A common stock and Class B common stock outstanding. Because the only difference between the two classes of common stock are related to voting, transfer and conversion rights, the Company has not presented earnings per share under the two-class method, as earnings per share are the same for both Class A common stock and Class B common stock.
The following table summarizes the computation of basic and diluted earnings per share for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
(in thousands, except share and per share data)	2023	2022
Numerator:
Net income available to common shareholders	$9,509	$11,586
Denominator:
Weighted-average common shares outstanding – basic	97,561,650	97,481,412
Effect of dilutive securities	3,390,923	6,640,614
Weighted-average common shares outstanding – diluted	100,952,573	104,122,026
Net income per common share:
Basic	$0.10	$0.12
Diluted	$0.09	$0.11
The Company excluded 3,778,307 and 1,152,816 potential common stock equivalents from the computation of diluted EPS for the three months ended March 31, 2023 and 2022, respectively, because the effect would have been anti-dilutive. There were 4,819,894 and 5,292,857 potential common stock equivalents outstanding as of March 31, 2023 and 2022, respectively, with market conditions which were not met at that date, that were excluded from the calculation of diluted EPS.
14. Subsequent Events
On May 8, 2023, the Company announced that the Board of Directors of the Company authorized a $100.0 million increase to the Company’s share repurchase program, increasing the total authorization to $200.0 million. After giving effect to repurchases completed under the original share repurchase program and the approved $100.0 million increase, approximately $155.1 million remained available for share repurchases as of May 5, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”), the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the Annual Report"), as filed with the Securities and Exchange Commission (the “SEC”) and the information included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report. In addition to historical data, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in our forward-looking statements as a result of various factors, including but not limited to those discussed under “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report and under Part I, Item 1A, “Risk Factors” in the Annual Report.
This Quarterly Report includes certain historical consolidated financial and other data for TaskUs, Inc. (“we,” “us,” “our” or the “Company”). The following discussion provides a narrative of our results of operations and financial condition for the three months ended March 31, 2023 and 2022. India, which was previously included in Rest of World, is now reported separately within revenue disaggregation by geographical location. As a result, the comparison of service revenue by delivery geography for the three months ended March 31, 2022 has been recast for comparability.
Overview
We are a provider of outsourced digital services and next-generation customer experience to the world's most innovative companies, helping our clients represent, protect and grow their respective brands. We serve our clients to support their end customers’ urgent needs, navigate an increasingly-complex compliance landscape, handle sensitive tasks, including online content moderation and enable artificial intelligence technology and automation.
Our global, omni-channel delivery model is focused on providing our clients three key services – Digital Customer Experience ("Digital CX"), Trust and Safety and Artificial Intelligence (“AI”) Services. We have designed our platform to enable us to rapidly scale and benefit from our clients’ growth. We believe our ability to deliver “ridiculously good” outsourcing will enable us to continue to grow our client base.
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
Recent Financial Highlights
For the three months ended March 31, 2023, we recorded service revenue of $235.3 million, a 1.8% decrease from $239.7 million for the three months ended March 31, 2022.
Net income for the three months ended March 31, 2023 decreased to $9.5 million from $11.6 million for the three months ended March 31, 2022. This decrease is due primarily to rising interest rates and revenue declines associated with certain clients electing to shift work from the United States, partially offset by the impact of foreign currency exchange rate changes. Adjusted Net Income for the three months ended March 31, 2023 decreased 7.0% to $32.5 million from $35.0 million for the three months ended March 31, 2022. Adjusted EBITDA for the three months ended March 31, 2023 increased 2.0% to $55.2 million from $54.1 million for the three months ended March 31, 2022.
The operating results in any period are not necessarily indicative of the results that may be expected for any future period.
2023 Developments
Macroeconomic Trends
Macroeconomic factors, including global economic and geopolitical developments, increased inflation rates, interest rate increases, and foreign currency exchange rate changes, have direct and indirect impacts on our results of operations that are difficult to isolate and quantify. Due to market uncertainty and potential recession or other economic challenges, many of our customers have increased their focus on cost reduction resulting in certain customers electing to shift work from our onshore locations to our offshore delivery locations or reduce vendor spend across the board. These factors contributed to a deceleration in our revenue growth rate and an increase in our operating costs. We expect some or all of these factors to continue to impact our operations in the near term; however, we believe that the increased cost focus also creates meaningful opportunities with both new and existing clients.

Cost management and financial flexibility
During three months ended March 31, 2023, we continued to focus on cost management and financial flexibility. We reviewed of our cost structure in order to drive efficiencies across functions. While we incurred certain costs associated with these changes, including severance in some cases, we believe these actions will have long-term benefits to the goal of enabling our future growth and profitability. We generated net cash flow from operating activities of $43.7 million and Free Cash Flow of $38.4 million, respectively.
Subsequent Events
For a description of subsequent events, see Note 14, “Subsequent Events” in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report.
Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022
The following tables set forth certain historical consolidated financial information for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,		Period over Period Change
(in thousands, except %)	2023	2022	($)	(%)
Service revenue	$235,306	$239,680	$(4,374)	(1.8)%
Operating expenses:
Cost of services	137,762	141,282	(3,520)	(2.5)%
Selling, general, and administrative expense	64,294	64,247	47	0.1%
Depreciation	9,661	8,901	760	8.5%
Amortization of intangible assets	5,124	4,711	413	8.8%
Loss (gain) on disposal of assets	65	(15)	80	NM
Total operating expenses	216,906	219,126	(2,220)	(1.0)%
Operating income	18,400	20,554	(2,154)	(10.5)%
Other expense (income)	(2,177)	1,053	(3,230)	NM
Financing expenses	5,099	1,602	3,497	218.3%
Income before income taxes	15,478	17,899	(2,421)	(13.5)%
Provision for income taxes	5,969	6,313	(344)	(5.4)%
Net income	$9,509	$11,586	$(2,077)	(17.9)%
NM = not meaningful
Service revenue
Service revenue for the three months ended March 31, 2023 and 2022 was $235.3 million and $239.7 million, respectively. Service revenue for the three months ended March 31, 2023 decreased by $4.4 million, or 1.8%, when compared to the three months ended March 31, 2022.
Service revenue by service offering
The following table presents the breakdown of our service revenue by service offering for each period:

	Three months ended March 31,		Period over Period Change
(in thousands, except %)	2023	2022	($)	(%)
Digital Customer Experience	$157,136	$159,731	$(2,595)	(1.6)%
Trust and Safety	40,598	45,852	(5,254)	(11.5)%
AI Services	37,572	34,097	3,475	10.2%
Service revenue	$235,306	$239,680	$(4,374)	(1.8)%

The period over period declines in Trust and Safety and Digital Customer Experience contributed 2.2% and 1.0%, respectively, while growth in AI Services contributed 1.4% of the total decrease of 1.8% for the three months ended March 31, 2023.
The 11.5% decline in Trust and Safety was primarily driven by a decrease from existing clients in Social Media and FinTech, partially offset by an increase from existing clients in Entertainment + Gaming, On Demand Travel + Transportation and Retail + E-Commerce, as well as new clients in Social Media.
The 1.6% decline in Digital Customer Experience was primarily driven by a decrease from existing clients in FinTech, Social Media, HealthTech, Retail + E-Commerce and Professional Services + Industry. These decreases were mostly offset by an increase from new clients in On Demand Travel + Transportation, FinTech, Retail + E-Commerce, HealthTech and Technology, as well as new clients as a result of the acquisition of Parsec d.o.o. and Q Experience d.o.o. ("heloo"), and existing clients in Technology, Entertainment + Gaming and On Demand Travel + Transportation.
The 10.2% growth in AI Services was primarily driven by an increase from existing clients in On Demand Travel + Transportation, Social Media and Entertainment + Gaming, as well as new clients in Retail + E-Commerce, partially offset by a decrease from existing clients in Retail + E-Commerce and HealthTech.
Service revenue by delivery geography
We deliver our services from multiple locations around the world; however, the majority of our service revenues are derived from contracts that require payment in United States dollars, regardless of whether the clients are located in the United States.
The following table presents the breakdown of our service revenue by geographical location, based on where the services are provided, for each period:

	Three months ended March 31,		Period over Period Change
(in thousands, except %)	2023	2022	($)	(%)
Philippines	$126,859	$120,080	$6,779	5.6%
United States	46,662	79,131	(32,469)	(41.0)%
India	28,243	23,358	4,885	20.9%
Rest of World	33,542	17,111	16,431	96.0%
Service revenue	$235,306	$239,680	$(4,374)	(1.8)%
Revenue generated from services provided from our delivery sites in the Philippines grew primarily from expansion in two of our service offerings, including the impact of certain clients electing to shift work from the United States. Trust and Safety contributed 6.3% of the total increase primarily driven by clients in Social Media. AI Services contributed 3.0% of the total increase primarily driven by clients in Social Media, On Demand Travel + Transportation, Retail + E-Commerce and Entertainment + Gaming. These increases were partially offset by a 3.7% decrease contributed by Digital Customer Experience primarily driven by clients in FinTech, On Demand Travel + Transportation, HealthTech and Professional Services + Industry, partially offset by clients in Technology.
Revenue generated from services provided from our delivery sites in the United States declined primarily from certain of our clients electing to shift work from the United States to the Philippines and India as well as decreased spending from clients in FinTech, particularly crypto and equity trading clients. Digital Customer Experience contributed 20.4% of the total decrease primarily driven by clients in FinTech and Social Media, partially offset by clients in On Demand Travel + Transportation. Trust and Safety contributed 18.9% of the total decrease primarily driven by clients in Social Media and FinTech. AI Services contributed 1.7% of the total decrease primarily driven by clients in Social Media and Retail + E-Commerce, partially offset by clients in On Demand Travel + Transportation and Entertainment + Gaming.
Revenue generated from services provided from our delivery sites in India grew primarily from expansion in all three of our service offerings, including the impact of certain clients electing to shift work from the United States. Digital Customer Experience contributed 9.8% of the total increase primarily driven by clients in On Demand Travel + Transportation and Retail + E-Commerce. Trust and Safety contributed 6.7% of the total increase primarily driven by clients in Social Media, On Demand Travel + Transportation and Retail + E-Commerce, partially offset by clients in FinTech. AI Services contributed 4.3% of the total increase primarily driven by clients in Social Media and On Demand Travel + Transportation, partially offset by clients in HealthTech.
Revenue generated from services provided from our delivery sites in the Rest of World grew primarily from expansion in all three of our service offerings. Digital Customer Experience contributed 92.0% of the total increase primarily driven by new clients as a result of the acquisition of heloo, clients in FinTech, On Demand Travel + Transportation and Entertainment +

Gaming, partially offset by clients in Social Media. Trust and Safety contributed 2.9% of the total increase primarily driven by clients in Entertainment + Gaming, mostly offset by clients in Social Media. AI Services contributed 1.1% of the total increase primarily driven by clients in Technology and On Demand Travel + Transportation. Growth in the Rest of World was led by Europe, with consistent growth from Latin America and Asia.
Operating expenses
Cost of services
Cost of services for the three months ended March 31, 2023 and 2022 was $137.8 million and $141.3 million, respectively. Cost of services for the three months ended March 31, 2023 decreased by $3.5 million, or 2.5%, when compared to the three months ended March 31, 2022. The decrease was primarily driven by lower personnel costs of $3.2 million, including the impact of certain clients electing to shift work from the United States to the Philippines and India. The remaining decrease included lower recruiting costs, mostly offset by costs associated with site expansions and certain teammates operating on-site.
Selling, general, and administrative expense
Selling, general, and administrative expense for the three months ended March 31, 2023 and 2022 was $64.3 million and $64.2 million, respectively. Selling, general, and administrative expense for the three months ended March 31, 2023 remained flat when compared to the three months ended March 31, 2022. Selling, general, and administrative expense was impacted by higher personnel costs of $1.5 million, due primarily to earn-out consideration associated with the acquisition of heloo recognized as compensation expense, as well as severance recognized as we drive efficiencies across functions, mostly offset by a reduction in stock-based compensation expense. The increase in personnel costs were mostly offset by lower recruiting and professional development costs.
Depreciation
Depreciation for the three months ended March 31, 2023 and 2022 was $9.7 million and $8.9 million, respectively. The increase in depreciation is a result of capital expenditures for leasehold improvements associated with site expansions.
Amortization of intangible assets
Amortization of intangible assets for the three months ended March 31, 2023 and 2022 was $5.1 million and $4.7 million, respectively. The increase in amortization is due to the acquisition of heloo on April 15, 2022.
Other expense (income)
Other expense (income) for the three months ended March 31, 2023 and 2022 was $(2.2) million and $1.1 million, respectively. Changes are driven by our exposure to foreign currency exchange risk resulting from our operations in foreign geographies, primarily the Philippines, offset by economic hedges using foreign currency exchange rate forward contracts. See Part I, Item 3., “Quantitative and Qualitative Disclosures About Market Risk” in this Quarterly Report for additional information on how foreign currency impacts our financial results.
Financing expenses
Financing expense for the three months ended March 31, 2023 and 2022 was $5.1 million and $1.6 million, respectively. Changes in financing expense are primarily driven by the rate of SOFR and LIBOR used to calculate the interest rate of our debt and additional borrowings during 2022.
Provision for income taxes
Provision for income taxes for the three months ended March 31, 2023 and 2022 was $6.0 million and $6.3 million, respectively. The effective tax rate for the three months ended March 31, 2023 and 2022 was 38.6% and 35.3%, respectively. Costs related to the issuance of stock-based compensation and costs related to the acquisition of heloo within the provision for income taxes calculation are adjusted for Non-GAAP purposes. If those costs are removed, the provision for income taxes would have been $8.0 million and $8.7 million and the effective tax rate would have been 21.6% and 23.1% for the three months ended March 31, 2023 and 2022, respectively.

Revenue by Top Clients
The table below sets forth the percentage of our total service revenue derived from our largest clients for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
Top ten clients	58%	61%
Top twenty clients	71%	75%
Our clients are part of the rapidly growing Digital Economy and they rely on our suite of digital solutions to drive their continued success. For our existing clients, we benefit from our ability to grow as they grow and to cross sell new solutions, further deepening our entrenchment.
For the three months ended March 31, 2023 and 2022, we generated 20% and 24%, respectively, of our service revenue from our largest client, and we generated less than 10% and 10%, respectively, of our service revenue from our second largest client.
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
Adjusted Net Income
Adjusted Net Income is a non-GAAP profitability measure that represents net income or loss for the period before the impact of amortization of intangible assets and certain items that are considered to hinder comparison of the performance of our businesses on a period-over-period basis or with other businesses. During the periods presented, we excluded from Adjusted Net Income amortization of intangible assets, transaction costs, earn-out consideration, the effect of foreign currency gains and losses, gains and losses on disposals of assets, stock-based compensation expense and employer payroll tax associated with equity-classified awards and the related effect on income taxes of certain pre-tax adjustments, which include costs that are required to be expensed in accordance with GAAP. Our management believes that the inclusion of supplementary adjustments to net income applied in presenting Adjusted Net Income are appropriate to provide additional information to investors about certain material non-cash items and about unusual items that we do not expect to continue at the same level in the future.

The following table reconciles net income, the most directly comparable GAAP measure, to Adjusted Net Income for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,		Period over Period Change
(in thousands, except %)	2023	2022	($)	(%)
Net income	$9,509	$11,586	$(2,077)	(17.9)%
Amortization of intangible assets	5,124	4,711	413	8.8%
Transaction costs(1)	245	192	53	27.6%
Earn-out consideration(2)	6,648	—	6,648	100.0%
Foreign currency losses (gains)(3)	(1,982)	1,153	(3,135)	NM
Loss (gain) on disposal of assets	65	(15)	80	NM
Severance costs(4)	1,218	—	1,218	100.0%
Stock-based compensation expense(5)	13,672	19,688	(6,016)	(30.6)%
Tax impacts of adjustments(6)	(1,988)	(2,350)	362	(15.4)%
Adjusted Net Income	$32,511	$34,965	$(2,454)	(7.0)%
Net Income Margin(7)	4.0%	4.8%
Adjusted Net Income Margin(7)	13.8%	14.6%
NM = not meaningful

(1)	Represents professional service fees related to the acquisition of heloo in 2022 and other non-recurring transactions.
(2)	Represents earn-out consideration recognized as compensation expense related to the acquisition of heloo.
(3)	Realized and unrealized foreign currency losses (gains) include the effect of fair market value changes of forward contracts and remeasurement of U.S. dollar-denominated accounts to foreign currency.
(4)	Represents severance payments as a result of certain cost optimization measures we undertook during the period to restructure support roles.
(5)	Represents stock-based compensation expense associated with equity-classified awards, as well as associated payroll tax.
(6)	Represents tax impacts of adjustments to net income which resulted in a tax benefit during the period, including stock-based compensation expense and earn-out consideration.
(7)	Net Income Margin represents net income divided by service revenue and Adjusted Net Income Margin represents Adjusted Net Income divided by service revenue.
Adjusted EPS
Adjusted EPS is a non-GAAP profitability measure that represents earnings available to shareholders excluding the impact of certain items that are considered to hinder comparison of the performance of our business on a period-over-period basis or with other businesses. Adjusted EPS is calculated as Adjusted Net Income divided by our diluted weighted-average number of shares outstanding, including the impact of any potentially dilutive common stock equivalents that are anti-dilutive to GAAP net income per share – diluted (“GAAP diluted EPS”) but dilutive to Adjusted EPS. Our management believes that the inclusion of supplementary adjustments to earnings per share applied in presenting Adjusted EPS are appropriate to provide additional information to investors about certain material non-cash items and about unusual items that we do not expect to continue at the same level in the future.
The following table reconciles GAAP diluted EPS, the most directly comparable GAAP measure, to Adjusted EPS for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
GAAP diluted EPS	$0.09	$0.11
Per share adjustments to net income(1)	0.23	0.23
Adjusted EPS	$0.32	$0.34

Weighted-average common shares outstanding – diluted	100,952,573	104,122,026

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
Adjusted EBITDA is a non-GAAP profitability measure that represents EBITDA before certain items that are considered to hinder comparison of the performance of our businesses on a period-over-period basis or with other businesses. During the periods presented, we excluded from Adjusted EBITDA transaction costs, earn-out consideration, the effect of foreign currency gains and losses, gains and losses on disposals of assets, and stock-based compensation expense and employer payroll tax associated with equity-classified awards, which include costs that are required to be expensed in accordance with GAAP. Our management believes that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors about certain material non-cash items and about unusual items that we do not expect to continue at the same level in the future.

The following table reconciles net income, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,		Period over Period Change
(in thousands, except %)	2023	2022	($)	(%)
Net income	$9,509	$11,586	$(2,077)	(17.9)%
Provision for income taxes	5,969	6,313	(344)	(5.4)%
Financing expenses	5,099	1,602	3,497	218.3%
Depreciation	9,661	8,901	760	8.5%
Amortization of intangible assets	5,124	4,711	413	8.8%
EBITDA	$35,362	$33,113	$2,249	6.8%
Transaction costs(1)	245	192	53	27.6%
Earn-out consideration(2)	6,648	—	6,648	100.0%
Foreign currency losses (gains)(3)	(1,982)	1,153	(3,135)	NM
Loss (gain) on disposal of assets	65	(15)	80	NM
Severance costs(4)	1,218	—	1,218	100.0%
Stock-based compensation expense(5)	13,672	19,688	(6,016)	(30.6)%
Adjusted EBITDA	$55,228	$54,131	$1,097	2.0%
Net Income Margin(6)	4.0%	4.8%
Adjusted EBITDA Margin(6)	23.5%	22.6%
NM = not meaningful

(1)	Represents professional service fees related to the acquisition of heloo in 2022 and other non-recurring transactions.
(2)	Represents earn-out consideration recognized as compensation expense related to the acquisition of heloo.
(3)	Realized and unrealized foreign currency losses (gains) include the effect of fair market value changes of forward contracts and remeasurement of U.S. dollar-denominated accounts to foreign currency.
(4)	Represents severance payments as a result of certain cost optimization measures we undertook during the period to restructure support roles.
(5)	Represents stock-based compensation expense associated with equity-classified awards, as well as associated payroll tax.
(6)	Net Income Margin represents net income divided by service revenue and Adjusted EBITDA Margin represents Adjusted EBITDA divided by service revenue.
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
The following table reconciles net income, the most directly comparable GAAP measure, to Free Cash Flow for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
Net cash provided by operating activities	$43,683	$36,890
Purchase of property and equipment	(5,244)	(17,770)
Free Cash Flow	$38,439	$19,120
Conversion of Adjusted EBITDA(1)	69.6%	35.3%

(1)	Conversion of Adjusted EBITDA represents Free Cash Flow divided by Adjusted EBITDA.
Liquidity and Capital Resources
As of March 31, 2023, our principal sources of liquidity were cash and cash equivalents totaling $167.0 million, which were held for working capital purposes, as well as the borrowing availability under the 2022 Revolving Credit Facility of $190.0 million.
As of March 31, 2023, our total indebtedness, net of debt financing fees was $267.0 million. The interest rate in effect for the 2022 Term Loan Facility as of March 31, 2023 was 6.993% per annum. We were in compliance with all debt covenants as of March 31, 2023. See Note 8, “Long-Term Debt” in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our debt.
During the three months ended March 31, 2023, we repurchased 389,801 shares of our Class A common stock under the share repurchase program for $6.4 million, which we funded principally with available cash. As of March 31, 2023, approximately $62.7 million remained available for share repurchases under our share repurchase program.
Historically, we have financed our operations and made investments in supporting the growth of our business primarily through cash provided by operations. We expect to continue to make similar investments in the future. We believe our existing cash and cash equivalents and our 2022 Credit Facilities will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.
Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated:

	Three months ended March 31,
(in thousands)	2023	2022
Net cash provided by operating activities	$43,683	$36,890
Net cash used in investing activities	(6,244)	(17,770)
Net cash used in financing activities	(7,097)	(4,094)
Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2023 was $43.7 million compared to net cash provided by operating activities of $36.9 million for the three months ended March 31, 2022. Net cash provided by operating activities for the three months ended March 31, 2023 reflects net income of $9.5 million, as well as the add back for non-cash charges totaling $22.0 million and changes in operating assets and liabilities of $12.1 million. Non-cash charges primarily consisted of $13.5 million in stock-based compensation expense, $9.7 million of depreciation and $5.1 million of amortization related to intangibles, partially offset by $6.3 million of unrealized foreign exchange gains on forward contracts. Net cash provided by operating activities for the three months ended March 31, 2022 reflects the net income of $11.6 million, as well as the add back for non-cash charges totaling $34.6 million, primarily driven by $19.6 million in stock-based compensation expense, $8.9 million of depreciation and $4.7 million of amortization related to intangibles. These changes were partially offset by changes in operating assets and liabilities of $9.3 million.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2023 was $6.2 million compared to net cash used in investing activities of $17.8 million for the three months ended March 31, 2022. Net cash used in investing activities primarily consisted of investments in technology and computers and build-out costs associated with site expansions.
Financing Activities
Net cash used by financing activities for the three months ended March 31, 2023 was $7.1 million compared to net cash used in financing activities of $4.1 million for the three months ended March 31, 2022. Net cash used by financing activities for the three months ended March 31, 2023 consisted primarily of payments to acquire shares under our share repurchase program, payments on long-term debt and payments for taxes related to net share settlement of equity awards, partially offset by proceeds from employee stock plans. Net cash used in financing activities for the three months ended March 31, 2022 consisted of payments on long-term debt and payments for taxes related to net share settlement of equity awards.
Critical Accounting Estimates
There have been no material changes to our critical accounting estimates as reported in our Annual Report.
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
Foreign Currency Risk
Our exposure to market risk arises principally from exchange rate risk. Although substantially all of our revenues are denominated in U.S. dollars, a substantial portion of our expenses were incurred and paid in the Philippine peso and Indian rupee in the three months ended March 31, 2023 and 2022. We also incur expenses in U.S. dollars, and currencies of the other countries in which we have operations. The exchange rates among the Philippine peso, Indian rupee and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future.
The average exchange rate of the Philippine peso against the U.S. dollar increased from 51.56 pesos during the three months ended March 31, 2022 to 54.83 pesos during the three months ended March 31, 2023, representing a depreciation of the Philippine peso of 6.3%. Based upon our level of operations during the three months ended March 31, 2023, and excluding any forward contract arrangements that we had in place during that period, a 10% appreciation/depreciation in the Philippine peso against the U.S. dollar would have increased or decreased our expenses incurred and paid in the Philippine peso by approximately $9.6 million or $7.8 million, respectively, in the three months ended March 31, 2023.
The average exchange rate of the Indian rupee against the U.S. dollar increased from 75.17 rupees during the three months ended March 31, 2022 to 82.22 rupees during the three months ended March 31, 2023, representing a depreciation of the Indian rupee of 9.4%. Based upon our level of operations during the three months ended March 31, 2023, a 10% appreciation/depreciation in the Indian rupee against the U.S. dollar would have increased or decreased our expenses incurred and paid in the Indian rupee by approximately $2.2 million or $1.8 million, respectively, in the three months ended March 31, 2023.
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
For the three months ended March 31, 2023 and 2022, the realized losses of $1.6 million and $1.4 million, respectively, resulting from the settlement of forward contracts were included within other expense (income).
For the three months ended March 31, 2023 and 2022, we had outstanding forward contracts. The forward contract receivable (payable) resulting from changes in fair value was recorded under prepaid expenses and other current assets (accounts payable and accrued liabilities). For the three months ended March 31, 2023 and 2022, the unrealized losses (gains) on the forward contracts of $(6.3) million and $0.8 million, respectively, were included within other expense (income).
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
Interest Rate Risk
Our exposure to market risk is influenced by the changes in interest rates paid on any outstanding balance on our borrowings, mainly under our 2022 Credit Facilities. All of our borrowings outstanding under the 2022 Credit Facilities as of March 31, 2023 accrue interest at SOFR plus 2.25%. Our total principal balance outstanding as of March 31, 2023 was $268.7 million. Based on the outstanding balances and interest rates under the 2022 Credit Facilities as of March 31, 2023, a hypothetical 10% increase or decrease in SOFR would cause an increase or decrease in interest expense of approximately $1.3 million over the next 12 months.
Credit Risk
As of March 31, 2023, we had accounts receivable, net of allowance for doubtful accounts, of $170.7 million, of which $47.3 million was owed by two of our clients. Collectively, these clients represented approximately 27% of our gross accounts receivable as of March 31, 2023.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, the design and operation of the our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
Item 1A. Risk Factors
We are subject to various risks that could have a material adverse impact on our financial position, results of operations or cash flows. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the factors discussed under “Risk Factors” in the Annual Report. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our financial position, results of operations or cash flows. There have been no material changes to the risk factors included in the Annual Report. You should carefully consider the risk factors set forth in the Annual Report and the other information set forth elsewhere in this Quarterly Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
During the three months ended March 31, 2023, our purchases of Class A common stock were as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2023 through January 31, 2023	106,148	$17.32	106,148	$67,195
February 1, 2023 through February 28, 2023	48,300	19.01	48,300	66,276
March 1, 2023 through March 31, 2023	235,353	15.37	235,353	$62,659
Total	389,801		389,801

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Section 13(r) Disclosure
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures regarding activities at Mundys S.p.A. (formerly, Atlantia S.p.A.), which may be, or may have been at the time considered to be, an affiliate of Blackstone and, therefore, our affiliate.

Item 6. Exhibits

Exhibit No.	Description

3.1
Second Amended and Restated Certificate of Incorporation of TaskUs, Inc., dated as of June 10, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 15, 2021).

3.2	Third Amended and Restated Bylaws of TaskUs, Inc., dated as of March 2, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 7, 2023).

10.1†	Pay Change Memo, dated February 28, 2023, for Bryce Maddock (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on March 6, 2023).

10.2†	Pay Change Memo, dated February 28, 2023, for Jaspar Weir (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed on March 6, 2023).

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Section 13(r) Disclosure.

101.INS	XBRL Instance Document– the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
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

TASKUS, INC.
(Registrant)

Date:	May 9, 2023	By:	/s/ Balaji Sekar
Balaji Sekar
Chief Financial Officer
(Principal Financial Officer)
(Authorized Signatory)

Date:	May 9, 2023	By:	/s/ Steven Amaya
Steven Amaya
Senior Vice President—Finance
(Principal Accounting Officer)