Form 10-Q
period 2023-06-30
TaskUs, Inc.
filed 2023-08-09
CIK 1829864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 2, 2023, the number of shares outstanding of the registrant’s common stock was as follows: Class A common stock, par value $0.01 per share: 22,953,681; Class B common stock, par value $0.01 per share: 70,032,694.

TASKUS, INC.
Quarterly Report on Form 10-Q
For Quarterly Period Ended June 30, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this "Quarterly Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which involve certain known and unknown risks and uncertainties. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "could," "seeks," "predicts," "intends," "trends," "plans," "estimates," "anticipates," "position us," other comparable words, or the negative version of any of these words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. We assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Our actual results may differ significantly from any results expressed or implied by any forward-looking statements. A summary of the principal risk factors that might cause our actual results to differ from our forward-looking statements is set forth below. The following is only a summary of the principal risks that may materially adversely affect our business, financial condition and results of operations. This summary should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth under Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022 (our "Annual Report") as filed with the Securities and Exchange Commission (the "SEC"), as such risk factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. Such risks and uncertainties include, but are not limited to, the following:
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
We urge you to carefully consider the foregoing summary together with the risks discussed under "Risk Factors" in the Annual Report, and in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report.

WEBSITE AND SOCIAL MEDIA DISCLOSURE
We use our website and our social media outlets, such as Facebook, Instagram, LinkedIn, TikTok, YouTube, and Twitter as channels of distribution of Company information. The information we post through these channels may be deemed material. Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s website at ir.taskus.com, its Facebook page at facebook.com/TaskUs/, its Instagram page at instagram.com/taskus/, its LinkedIn page at linkedin.com/company/taskus/, its TikTok page at tiktok.com/@taskusinc, its YouTube account at youtube.com/c/Taskus/, and its Twitter account at twitter.com/taskus. Accordingly, investors should monitor these channels, in addition to following the Company's press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the “Email Alerts” section of our investor relations website at ir.taskus.com. The contents of our website and social media channels are not, however, a part of this Quarterly Report.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TASKUS, INC.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share data)

Assets	June 30, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$153,640	$133,992
Accounts receivable, net of allowance for doubtful accounts of $2,263 and $3,422, respectively	175,588	178,678
Income tax receivable	4,571	2,879
Prepaid expenses and other current assets	32,022	25,876
Total current assets	365,821	341,425
Noncurrent assets:
Property and equipment, net	76,980	75,053
Operating lease right-of-use assets	39,104	41,510
Deferred tax assets	6,326	6,165
Intangibles	202,932	212,993
Goodwill	217,801	217,382
Other noncurrent assets	8,757	7,487
Total noncurrent assets	551,900	560,590
Total assets	$917,721	$902,015
Liabilities and Shareholders’ Equity
Liabilities:
Current liabilities:
Accounts payable and accrued liabilities	$40,768	$37,062
Accrued payroll and employee-related liabilities	58,917	48,663
Current portion of debt	5,359	3,334
Current portion of operating lease liabilities	12,555	11,614
Current portion of income tax payable	8,454	5,730
Deferred revenue	3,265	3,481
Total current liabilities	129,318	109,884
Noncurrent liabilities:
Income tax payable	1,597	2,293
Long-term debt	261,039	264,225
Operating lease liabilities	29,418	32,380
Accrued payroll and employee-related liabilities	2,813	2,818
Deferred tax liabilities	34,542	34,514
Other noncurrent liabilities	195	288
Total noncurrent liabilities	329,604	336,518
Total liabilities	458,922	446,402
Commitments and Contingencies (See Note 10)
Shareholders’ equity:
Class A common stock, $0.01 par value. Authorized 2,500,000,000; 29,804,225 issued and 24,541,210 outstanding and 29,257,651 issued and 27,607,720 outstanding, respectively	298	293
Class B convertible common stock, $0.01 par value. Authorized 250,000,000; 70,032,694 and 70,032,694 shares issued and outstanding, respectively	700	700
Additional paid-in capital	660,256	631,908
Accumulated deficit	(116,033)	(135,674)
Accumulated other comprehensive loss	(10,743)	(10,647)
Treasury stock, at cost. 5,263,015 and 1,649,931 shares, respectively	(75,679)	(30,967)
Total shareholders’ equity	458,799	455,613
Total liabilities and shareholders’ equity	$917,721	$902,015
See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Service revenue	$229,169	$246,459	$464,475	$486,139
Operating expenses:
Cost of services	133,554	143,538	271,316	284,820
Selling, general, and administrative expense	58,175	68,919	122,469	133,166
Depreciation	10,079	9,657	19,740	18,558
Amortization of intangible assets	5,125	4,967	10,249	9,678
Loss (gain) on disposal of assets	67	5	132	(10)
Total operating expenses	207,000	227,086	423,906	446,212
Operating income	22,169	19,373	40,569	39,927
Other expense (income)	(684)	7,377	(2,861)	8,430
Financing expenses	5,330	2,204	10,429	3,806
Income before income taxes	17,523	9,792	33,001	27,691
Provision for income taxes	7,391	2,063	13,360	8,376
Net income	$10,132	$7,729	$19,641	$19,315
Net income per common share:
Basic	$0.10	$0.08	$0.20	$0.20
Diluted	$0.10	$0.07	$0.20	$0.19
Weighted-average number of common shares outstanding:
Basic	96,524,111	97,783,809	97,042,881	97,632,611
Diluted	98,200,005	103,177,186	99,576,289	103,649,606
See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income	$10,132	$7,729	$19,641	$19,315
Retirement benefit reserves	19	28	27	37
Foreign currency translation adjustments	(3,706)	(6,112)	(123)	(7,877)
Comprehensive income	$6,445	$1,645	$19,545	$11,475
See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)

	Capital stock and additional paid-in capital					Accumulated deficit	Accumulated other comprehensive loss			Total shareholders’ equity
	Class A common stock		Class B convertible common stock		Additional paid-in capital			Treasury stock
	Shares	Amount	Shares	Amount				Shares	Amount
Balance as of December 31, 2021	27,431,264	$275	70,032,694	$700	$556,418	$(176,096)	$(2,163)	—	$—	$379,134
Issuance of common stock for settlement of equity awards	137,794	1	—	—	(1)	—	—	—	—	—
Shares withheld related to net share settlement	(45,389)	(1)	—	—	(1,468)	—	—	—	—	(1,469)
Stock-based compensation expense	—	—	—	—	19,605	—	—	—	—	19,605
Net income	—	—	—	—	—	11,586	—	—	—	11,586
Other comprehensive loss	—	—	—	—	—	—	(1,756)	—	—	(1,756)
Balance as of March 31, 2022	27,523,669	$275	70,032,694	$700	$574,554	$(164,510)	$(3,919)	—	$—	$407,100
Issuance of common stock for settlement of equity awards	450,304	5	—	—	915	—	—	—	—	920
Shares withheld related to net share settlement	(76,908)	(1)	—	—	(1,307)	—	—	—	—	(1,308)
Shares issued in acquisition of heloo	200,103	2	—	—	7,194	—	—	—	—	7,196
Stock-based compensation expense	—	—	—	—	18,933	—	—	—	—	18,933
Net income	—	—	—	—	—	7,729	—	—	—	7,729
Other comprehensive loss	—	—	—	—	—	—	(6,084)	—	—	(6,084)
Balance as of June 30, 2022	28,097,168	$281	70,032,694	$700	$600,289	$(156,781)	$(10,003)	—	$—	$434,486

	Capital stock and additional paid-in capital					Accumulated deficit	Accumulated other comprehensive loss			Total shareholders’ equity
	Class A common stock		Class B convertible common stock		Additional paid-in capital			Treasury stock
	Shares	Amount	Shares	Amount				Shares	Amount
Balance as of December 31, 2022	29,257,651	$293	70,032,694	$700	$631,908	$(135,674)	$(10,647)	1,649,931	$(30,967)	$455,613
Issuance of common stock for settlement of equity awards	246,537	2	—	—	207	—	—	—	—	209
Shares withheld related to net share settlement	(14,293)	—	—	—	(257)	—	—	—	—	(257)
Repurchase of common stock	—	—	—	—	—	—	—	389,801	(6,374)	(6,374)
Stock-based compensation expense	—	—	—	—	13,464	—	—	—	—	13,464
Net income	—	—	—	—	—	9,509	—	—	—	9,509
Other comprehensive income	—	—	—	—	—	—	3,591	—	—	3,591
Balance as of March 31, 2023	29,489,895	$295	70,032,694	$700	$645,322	$(126,165)	$(7,056)	2,039,732	$(37,341)	$475,755
Issuance of common stock for settlement of equity awards	338,035	3	—	—	187	—	—	—	—	190
Shares withheld related to net share settlement	(23,705)	—	—	—	(293)	—	—	—	—	(293)
Repurchase of common stock	—	—	—	—	—	—	—	3,223,283	(38,338)	(38,338)
Stock-based compensation expense	—	—	—	—	15,040	—	—	—	—	15,040
Net income	—	—	—	—	—	10,132	—	—	—	10,132
Other comprehensive loss	—	—	—	—	—	—	(3,687)	—	—	(3,687)
Balance as of June 30, 2023	29,804,225	$298	70,032,694	$700	$660,256	$(116,033)	$(10,743)	5,263,015	$(75,679)	$458,799

See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$19,641	$19,315
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,740	18,558
Amortization of intangibles	10,249	9,678
Amortization of debt financing fees	298	278
Loss (gain) on disposal of assets	132	(10)
Provision for losses on accounts receivable	—	929
Unrealized foreign exchange losses (gains) on forward contracts	(1,675)	7,452
Deferred taxes	(90)	(47)
Stock-based compensation expense	28,504	38,538
Changes in operating assets and liabilities:
Accounts receivable	3,081	(16,218)
Prepaid expenses and other current assets	(5,529)	(6,346)
Operating lease right-of-use assets	7,397	6,534
Other noncurrent assets	(368)	(128)
Accounts payable and accrued liabilities	(1,142)	537
Accrued payroll and employee-related liabilities	9,052	6,662
Operating lease liabilities	(7,056)	(6,109)
Income tax payable	300	(6,241)
Deferred revenue	(217)	(416)
Other noncurrent liabilities	(104)	—
Net cash provided by operating activities	82,213	72,966
Cash flows from investing activities:
Purchase of property and equipment	(15,045)	(29,357)
Acquisition, net of cash acquired	—	(23,235)
Investment in loan receivable	(1,000)	—
Net cash used in investing activities	(16,045)	(52,592)
Cash flows from financing activities:
Proceeds from borrowings, Revolving credit facility	—	32,500
Payments on long-term debt	(1,350)	(5,250)
Proceeds from employee stock plans	399	920
Payments for taxes related to net share settlement	(550)	(2,777)
Payments for stock repurchases	(44,334)	—
Net cash provided by (used in) financing activities	(45,835)	25,393
Increase in cash and cash equivalents	20,333	45,767
Effect of exchange rate changes on cash and cash equivalents	(685)	(4,617)
Cash and cash equivalents at beginning of period	133,992	63,584
Cash and cash equivalents at end of period	$153,640	$104,734
See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Description of Business and Organization
TaskUs, Inc. ("TaskUs," together with its subsidiaries, the "Company," "we," "us" or "our") was formed by investment funds affiliated with Blackstone Inc. (“Blackstone”) as a vehicle for the acquisition of TaskUs Holdings, Inc. ("TaskUs Holdings") on October 1, 2018 (the "Blackstone Acquisition"). Prior to the Blackstone Acquisition, TaskUs had no operations and TaskUs Holdings operated as a standalone entity. TaskUs, Inc. was incorporated in Delaware in July 2018, and is headquartered in New Braunfels, Texas.
The Company is a provider of outsourced digital services and next-generation customer experience to the world’s most innovative companies, helping its clients represent, protect and grow their brands. The Company’s global, omni-channel delivery model is focused on providing its clients three key services - Digital Customer Experience, Trust and Safety and Artificial Intelligence ("AI") Services. The Company has designed its platform to enable it to rapidly scale and benefit from its clients’ growth. Through its agile and responsive operational model, the Company delivers services from multiple delivery sites that span globally from the United States, Philippines, India and other parts of the world.
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
2. Summary of Significant Accounting Policies
(a) Basis of Presentation
The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). Our Annual Report on Form 10-K for the year ended December 31, 2022 (the "Annual Report"), as filed with the Securities and Exchange Commission (the "SEC"), includes a discussion of the significant accounting policies used in the preparation of our consolidated financial statements. There have been no changes to the Company’s significant accounting policies described in the Annual Report that have had a material impact on the Company’s condensed consolidated financial statements and related notes.
These unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with US GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in the Annual Report. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2023 and its results of operations, comprehensive income and shareholders’ equity for the three and six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022. The condensed consolidated balance sheet as of December 31, 2022, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.
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
(d) Concentration Risk
Most of the Company’s clients are located in the United States. Clients outside of the United States are concentrated in Europe.
For the three and six months ended June 30, 2023 and 2022, the following client represented greater than 10% of the Company’s service revenue:

Client	Service revenue percentage
	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
A	19%	22%	20%	23%
As of June 30, 2023 and December 31, 2022, the following clients represented greater than 10% of the Company’s accounts receivable:

	Accounts receivable percentage
Client	June 30, 2023	December 31, 2022
A	19%	17%
B	10%	13%
The Company’s principal operations, including the majority of its employees and the fixed assets owned by its wholly owned subsidiaries, are located in the Philippines.
(e) Recent Accounting Pronouncements
The Company currently qualifies as an "emerging growth company" under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Accordingly, the Company is provided the option to adopt new or revised accounting guidance either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies. The Company has elected to adopt new or revised accounting guidance within the same time period as private companies.
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

3. Business Combination
On April 15, 2022 (the "Closing Date"), the Company completed the acquisition of 100% of the equity interests of Parsec d.o.o. and Q Experience d.o.o. (collectively, "heloo") for $35.4 million. The former shareholders of heloo are also eligible to receive contingent earn-out payments not to exceed €20 million, based on performance compared to prescribed EBITDA targets outlined in the purchase agreement during each of the one year periods ending April 30, 2023 and 2024, respectively. The total fair value of contingent earn-out payments was determined to be $18.3 million and $14.9 million as of June 30, 2023 and December 31, 2022, respectively, based on a Monte Carlo simulation model, utilizing a discounted payout analysis based on probabilities and timing of achieving the prescribed targets. Since these payments were contingent on future service conditions, they were recognized as compensation expense ratably over the required service period. Now that the service conditions have been met, future changes will be based only on updates to the expected achievement. The Company recognized compensation expense related to the contingent earn-out payments included in selling, general, and administrative expenses of $1.3 million and $7.9 million for the three and six months ended June 30, 2023, respectively, and $1.3 million for the three and six months ended June 30, 2022.
4. Revenue from Contracts with Customers
Disaggregation of Revenue
The Company's revenues are derived from contracts with customers related to business outsourcing services that it provides. The following table presents the breakdown of the Company’s revenues by service offering:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Digital Customer Experience	$150,916	$167,420	$308,052	$327,151
Trust and Safety	45,209	46,331	85,807	92,183
AI Services	33,044	32,708	70,616	66,805
Service revenue	$229,169	$246,459	$464,475	$486,139
The majority of the Company’s revenues are derived from contracts with customers who are located in the United States. However, the Company delivers its services from geographies outside of the United States. The following table presents the breakdown of the Company’s revenues by geographical location, based on where the services are provided from:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Philippines	$127,261	$124,322	$254,120	$244,402
United States	37,235	74,273	83,897	153,404
India	28,995	24,277	57,238	47,635
Rest of World	35,678	23,587	69,220	40,698
Service revenue	$229,169	$246,459	$464,475	$486,139
Contract Balances
Accounts receivable, net of allowance for doubtful accounts includes $74.8 million and $80.8 million of unbilled revenues as of June 30, 2023 and December 31, 2022, respectively.
5. Forward Contracts and Fair Value Measurement
The Company transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency exchange rate risk. During 2023 and 2022, the Company entered into foreign currency exchange rate forward contracts, with two commercial banks as the counterparties, with maturities of generally 12 months or less, to reduce the volatility of cash flows primarily related to forecasted costs denominated in Philippine pesos and Indian rupees. In addition, the Company utilizes foreign currency exchange rate contracts to mitigate foreign currency exchange rate risk associated with foreign currency-denominated assets and liabilities, primarily intercompany balances. The Company does not use foreign currency exchange rate contracts for trading purposes. The exchange rate forward contracts entered into by the Company are not designated as hedging instruments. Any gains or losses resulting from changes in the fair value of these contracts are recognized in other expense (income) in the statements of operations. The forward contract receivable (payable) resulting from changes in fair value was recorded under prepaid expenses and other current assets (accounts payable and accrued liabilities).

The following table presents the Company's settled forward contracts and realized and unrealized losses (gains) associated with derivative contracts:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Notional amount of settled forward contracts in Philippine pesos	$68,825	$48,017	$128,250	$88,399
Notional amount of settled forward contracts in Indian rupees	7,098	—	7,098	—
Total notional amount of settled forward contracts	$75,923	$48,017	$135,348	$88,399
Realized losses (gains) from settlement of forward contracts	$(1,793)	$2,123	$(175)	$3,543
Unrealized losses (gains) on forward contracts	$4,661	$6,693	$(1,675)	$7,452
The following table presents the Company's outstanding forward contracts:

(in thousands)	June 30, 2023	December 31, 2022
Notional amount of outstanding forward contracts in Philippine pesos	$138,728	$175,050
Notional amount of outstanding forward contracts in Indian rupees	36,257	—
Total notional amount of outstanding forward contracts	$174,985	$175,050
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

For financial statement presentation purposes, the Company offsets assets and liabilities for forward contracts with the same counterparty that it has the right and intent to net settle upon maturity; however, it does not offset assets and liabilities under master netting arrangements that it does not intend to net settle. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value, at June 30, 2023 and December 31, 2022:

	June 30, 2023
	Fair value measurements using			Total Gross Fair Value	Effect of Counter-party Netting	Net Amounts on Balance Sheet	Effect of Master Netting Arrangements	Net Amounts
(in thousands)	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets
Forward contracts receivable	$—	$4,495	$—	$4,495	$—	$4,495	$(695)	$3,800
Liabilities
Forward contracts payable	$—	$1,024	$—	$1,024	$—	$1,024	$(695)	$329

	December 31, 2022
	Fair value measurements using			Total Gross Fair Value	Effect of Counter-party Netting	Net Amounts on Balance Sheet	Effect of Master Netting Arrangements	Net Amounts
(in thousands)	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets
Money market funds	$6,069	$—	$—	$6,069	$—	$6,069	$—	$6,069
Forward contracts receivable	$—	$4,845	$—	$4,845	$(518)	$4,327	$(1,778)	$2,549
Liabilities
Forward contracts payable	$—	$3,049	$—	$3,049	$(518)	$2,531	$(1,778)	$753
The Company’s derivatives are carried at fair value using various pricing models that incorporate observable market inputs, such as interest rate yield curves and currency rates, which are Level 2 inputs. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the counterparty or by the Company.
6. Property and Equipment, net
The components of property and equipment, net as of June 30, 2023 and December 31, 2022 were as follows:

(in thousands)	June 30, 2023	December 31, 2022
Leasehold improvements	$58,150	$53,950
Technology and computers	96,854	95,189
Furniture and fixtures	6,107	6,173
Construction in process	11,936	4,640
Other property and equipment	12,987	10,828
Property and equipment, gross	186,034	170,780
Accumulated depreciation	(109,054)	(95,727)
Property and equipment, net	$76,980	$75,053
The Company’s principal operations are in the Philippines where the majority of property and equipment resides under its wholly owned subsidiaries. The table below presents the Company’s total property and equipment by geographic location as of June 30, 2023 and December 31, 2022:

(in thousands)	June 30, 2023	December 31, 2022
Philippines	$38,782	$42,153
United States	7,609	9,136
India	18,755	15,482
Rest of World	11,834	8,282
Property and equipment, net	$76,980	$75,053

7. Goodwill and Intangibles
The changes in the carrying amount of goodwill during the period were as follows:

(in thousands)
Balance as of December 31, 2022	$217,382
Foreign currency translation	419
Balance as of June 30, 2023	$217,801
The components of intangible assets as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023			December 31, 2022
(in thousands)	Intangibles, Gross	Accumulated Amortization	Intangibles, Net	Intangibles, Gross	Accumulated Amortization	Intangibles, Net
Customer relationships	$251,747	$(77,576)	$174,171	$251,539	$(68,987)	$182,552
Trade name	42,228	(13,467)	28,761	42,222	(11,986)	30,236
Other intangibles	379	(379)	—	410	(205)	205
Total	$294,354	$(91,422)	$202,932	$294,171	$(81,178)	$212,993
8. Long-Term Debt
The balances of current and non-current portions of debt consist of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023			December 31, 2022
(in thousands)	Current	Noncurrent	Total	Current	Noncurrent	Total
Term Loan	$5,738	$262,237	$267,975	$3,712	$265,613	$269,325
Less: Debt financing fees	(379)	(1,198)	(1,577)	(378)	(1,388)	(1,766)
Total	$5,359	$261,039	$266,398	$3,334	$264,225	$267,559
2022 Credit Agreement
On September 7, 2022, the Company entered into a credit agreement (the "2022 Credit Agreement") with both new and existing lenders which amended and restated its previous credit agreement. The 2022 Credit Agreement includes a $270.0 million term loan (the "2022 Term Loan Facility") and a $190.0 million revolving credit facility (the "2022 Revolving Credit Facility" and, together with the 2022 Term Loan Facility, the "2022 Credit Facilities").
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
The 2022 Revolving Credit Facility provides the Company with access to a $15.0 million letter of credit facility and a $15.0 million swing line facility, each of which, to the extent used, reduces borrowing availability under the 2022 Revolving Credit Facility. The 2022 Revolving Credit Facility terminates on September 7, 2027. As of June 30, 2023, we had no balance outstanding and $190.0 million of borrowing availability under the 2022 Revolving Credit Facility.
Borrowings under the 2022 Credit Agreement, with the exception of swing line borrowings, bear interest, at our option, either at (i) an adjusted Term Secured Overnight Financing Rate ("SOFR rate") plus a margin of 2.25% per annum, subject to a Term SOFR rate floor of 0.00% or (ii) an alternative base rate plus a margin of 1.25% per annum, subject to an alternative base rate floor of 1.00%. Any borrowings under the swing line will be subject to the base rate. The 2022 Revolving Credit Facility also requires a commitment fee of 0.40% per annum of undrawn commitments to be paid quarterly in arrears. We have elected to pay interest on borrowings under the 2022 Term Loan Facility based on the SOFR rate. The interest rate in effect for the 2022 Term Loan Facility as of June 30, 2023 was 7.441% per annum.
The 2022 Credit Agreement contains a financial covenant requiring compliance with a maximum total net leverage ratio and certain other covenants, including, among other things, covenants restricting additional borrowings, investments (including acquisitions) and distributions. We were in compliance with all debt covenants as of June 30, 2023. Substantially all assets of our direct wholly owned subsidiary TU MidCo, Inc., its wholly owned subsidiary, TU BidCo, Inc. and its material wholly owned domestic subsidiaries are pledged as collateral under the 2022 Credit Agreement, subject to certain customary exceptions.

9. Leases
The following table presents operating lease costs recorded to cost of services:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Operating lease costs - Cost of services	$4,137	$3,560	$8,535	$7,612
Operating lease costs recorded to selling, general, and administrative expenses were immaterial.
The following table presents the weighted average remaining lease term and weighted average discount rate for the Company's operating leases as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Weighted average remaining lease term	3.7 years	4.1 years
Weighted average discount rate	5.6%	5.3%
The following table presents supplemental cash flow information related to the Company's operating leases:

	Six months ended June 30,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$8,333	$7,065
ROU assets obtained in exchange for operating lease liabilities	5,301	2,880
The future lease payments on the Company's operating lease liabilities as of June 30, 2023 were as follows:

(in thousands)
2023-remainder of year	$7,268
2024	14,025
2025	12,072
2026	7,112
2027	3,398
Thereafter	3,154
Total lease payments	47,029
Less: imputed interest	(5,056)
Total lease liabilities	$41,973

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
On February 23, 2022, a purported class action lawsuit captioned Lozada v. TaskUs, Inc. et al., No. 22-cv-1479-JPC, was filed in the United States District Court for the Southern District of New York against the Company, our Chief Executive Officer, our President, and our Chief Financial Officer. The complaint alleges that the registration statement filed in connection with the Company’s IPO and the Company’s second and third quarter 2021 earnings calls contained materially false and misleading information in violation of the federal securities laws. On October 20, 2022, the Court entered an order appointing Humberto Lozada as lead plaintiff in the lawsuit. On December 16, 2022, lead plaintiff filed an amended complaint, alleging additional misstatements in certain of the Company’s 2021 earnings releases filed on Form 8-K and at an investor conference, and asserting additional securities claims, including against members of TaskUs’s board of directors as well as BCP FC Aggregator L.P. The complaint seeks unspecified damages and an award of costs and expenses, including reasonable attorneys’ fees, as well as equitable relief. We believe that the lawsuit is without merit and intend to defend the lawsuit vigorously. On February 17, 2023, TaskUs filed a motion to dismiss, which is currently pending. We cannot predict at this point the length of time that this action will be ongoing or the liability, if any, which may arise therefrom.
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
On April 1, 2022, a purported class action lawsuit captioned Gregory Forsberg, Christopher Gunter, Samuel Kissinger, and Scott Sipprell vs. TaskUs, Inc. and Shopify, Inc., Shopify Holdings (USA), Inc., Shopify (USA) Inc., No. 1:22-cv-00436-UNA, was filed in the United States District Court for the District of Delaware. The complaint alleges the named defendants failed to exercise reasonable care in securing and safeguarding consumer information in connection with a 2020 data breach impacting Ledger SAS cryptocurrency hardware wallets, resulting in the unauthorized public release of approximately 272,000 pieces of detailed personally identifiable information, including Plaintiffs’ and class members’ full names, email addresses, postal addresses, and telephone numbers. The four named plaintiffs allege aggregate losses of approximately $140,000, and allege that the damages exceed $5 million for purposes of class action jurisdiction. On April 8, 2022, we filed a motion to dismiss, which is currently pending. This case is currently stayed.
On September 16, 2022, a purported class action lawsuit captioned My Choice Software, LLC vs. Shopify, Inc. Shopify (USA) Inc., TaskUs, Inc., Does 1-100, No. CGC-22-601842, was filed in the Superior Court of the State of California, County of San Francisco. The complaint alleged the named defendants secretly installed tracking cookies on consumers' devices to track individual consumer activity and gather private information and that the defendant Shopify allowed two of its support staff to steal customer data from more than 100 merchants. The complaint sought unspecified damages and an award of costs and expenses, including reasonable attorneys’ fees, as well as equitable relief. In July 2023, the case was dismissed following a joint stipulation of dismissal filed by the parties.
On September 16, 2022, a lawsuit captioned My Choice Software, LLC vs. TaskUs, Inc., Tassilo Heinrich, Shopify, Inc., Shopify Holdings (USA) Inc., Shopify (USA) Inc., Does 1-50, No. 22-cv-1710 was filed in the United States District Court, Central District of California. The complaint alleges the defendants profited off of the plaintiff's information. The complaint seeks unspecified damages and an award of costs and expenses, including reasonable attorneys’ fees, as well as equitable and injunctive relief. On February 13, 2023, we filed a motion to dismiss the amended complaint. In May 2023, the Court issued an Order dismissing certain parties, staying the case as to the Company and denying as moot the Company's previously filed motion to dismiss. This case is currently stayed.
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

11. Stock-Based Compensation
The following table summarizes the stock option and restricted stock unit ("RSU") activity for the six months ended June 30, 2023:

	Options		RSUs
	Number of options	Weighted - average exercise price	Number of RSUs	Weighted - average grant date fair value
Outstanding at January 1, 2023	7,723,711	$12.98	3,895,224	$28.00
Granted	770,937	$18.11	1,585,085	$17.37
Exercised or released	(94,967)	$4.21	(489,605)	$24.94
Forfeited, cancelled or expired	(628,917)	$7.44	(290,327)	$25.29
Outstanding at June 30, 2023	7,770,764	$14.04	4,700,377	$24.90
The weighted-average grant-date fair value of options granted during the six months ended June 30, 2023 was $8.85. There were 3,373,417 performance stock units ("PSUs") outstanding at January 1, 2023 and June 30, 2023.
The following table summarizes the components of stock-based compensation expense recognized for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Cost of services	$1,038	$837	$1,915	$1,540
Selling, general, and administrative expense	14,002	18,096	26,589	36,998
Total	$15,040	$18,933	$28,504	$38,538
As of June 30, 2023, there was $12.7 million, $55.9 million and $3.6 million of unrecognized compensation expense related to the Company’s unvested stock options, RSUs and PSUs, respectively, that is expected to be recognized over a weighted-average period of 1.2 years, 1.4 years and 1.6 years.
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
The Company recorded provision for income taxes of $7.4 million and $2.1 million in the three months ended June 30, 2023 and 2022, respectively. The effective tax rate was 42.2% and 21.1% for the three months ended June 30, 2023 and 2022, respectively.
The Company recorded provision for income taxes of $13.4 million and $8.4 million in the six months ended June 30, 2023 and 2022, respectively. The effective tax rate was 40.5% and 30.2% for the six months ended June 30, 2023 and 2022, respectively. The difference between the effective tax rate and the 21% federal statutory rate in the six months ended June 30, 2023 was primarily due to nondeductible earn-out consideration, as well as Global Intangible Low-Taxed Income ("GILTI") inclusion, Base Erosion Anti-avoidance Tax ("BEAT") and nondeductible compensation of officers. The difference between the effective tax rate and the 21% federal statutory rate in the six months ended June 30, 2022 was primarily due to GILTI inclusion, tax benefits of income tax holidays in foreign jurisdiction and nondeductible compensation of officers.
13. Earnings Per Share
The Company has Class A common stock and Class B common stock outstanding. Because the only difference between the two classes of common stock are related to voting, transfer and conversion rights, the Company has not presented earnings per share under the two-class method, as earnings per share are the same for both Class A common stock and Class B common stock.

The following table summarizes the computation of basic and diluted earnings per share for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share data)	2023	2022	2023	2022
Numerator:
Net income	$10,132	$7,729	$19,641	$19,315
Denominator:
Weighted-average common shares outstanding – basic	96,524,111	97,783,809	97,042,881	97,632,611
Effect of dilutive securities	1,675,894	5,393,377	2,533,408	6,016,995
Weighted-average common shares outstanding – diluted	98,200,005	103,177,186	99,576,289	103,649,606
Net income per common share:
Basic	$0.10	$0.08	$0.20	$0.20
Diluted	$0.10	$0.07	$0.20	$0.19
The Company excluded 7,161,748 and 5,470,027 potential common stock equivalents from the computation of diluted EPS for the three and six months ended June 30, 2023, respectively, and 3,451,178 and 2,301,997 potential common stock equivalents from the computation of diluted EPS for the three and six months ended June 30, 2022, respectively, because the effect would have been anti-dilutive. There were 5,495,518 and 4,820,581 potential common stock equivalents outstanding as of June 30, 2023 and 2022, respectively, with market conditions which were not met at that date, that were excluded from the calculation of diluted EPS.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this "Quarterly Report"), the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the "Annual Report"), as filed with the Securities and Exchange Commission (the "SEC") and the information included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report. In addition to historical data, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in our forward-looking statements as a result of various factors, including but not limited to those discussed under "Cautionary Note Regarding Forward-Looking Statements" in this Quarterly Report and under Part I, Item 1A, "Risk Factors" in the Annual Report.
This Quarterly Report includes certain historical consolidated financial and other data for TaskUs, Inc. ("we," "us," "our" or the "Company"). The following discussion provides a narrative of our results of operations and financial condition for the three and six months ended June 30, 2023 and 2022. India, which was previously included in Rest of World, is now reported separately within revenue disaggregation by geographical location. As a result, the comparison of service revenue by delivery geography for the three and six months ended June 30, 2022 has been recast for comparability.
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
Our global, omni-channel delivery model is focused on providing our clients three key services – Digital Customer Experience ("Digital CX"), Trust and Safety and Artificial Intelligence ("AI") Services. We have designed our platform to enable us to rapidly scale and benefit from our clients’ growth. We believe our ability to deliver “ridiculously good” outsourcing will enable us to continue to grow our client base.
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
Recent Financial Highlights
For the three months ended June 30, 2023, we recorded service revenue of $229.2 million, a 7.0% decrease from $246.5 million for the three months ended June 30, 2022. For the six months ended June 30, 2023, we recorded service revenue of $464.5 million, a 4.5% decrease from $486.1 million for the six months ended June 30, 2022.

Net income for the three months ended June 30, 2023 increased to $10.1 million from $7.7 million for the three months ended June 30, 2022. This increase is due primarily to the impact of foreign currency exchange rate changes as well as lower stock-based compensation expense and cost optimization, partially offset by income taxes and rising interest rates. Adjusted Net Income for the three months ended June 30, 2023 decreased 17.9% to $31.8 million from $38.7 million for the three months ended June 30, 2022. Adjusted EBITDA for the three months ended June 30, 2023 decreased 1.8% to $54.7 million from $55.7 million for the three months ended June 30, 2022. Adjusted Net Income and Adjusted EBITDA are non-GAAP financial measures. For definitions and reconciliations to net income, the most directly comparable measure in accordance with GAAP, see "Non-GAAP Financial Measures."
Net income for the six months ended June 30, 2023 increased to $19.6 million from $19.3 million for the six months ended June 30, 2022. This increase is due primarily to the impact of foreign currency exchange rate changes as well as lower stock-based compensation expense and cost optimization, mostly offset by rising interest rates and income taxes. Adjusted Net Income for the six months ended June 30, 2023 decreased 12.7% to $64.3 million from $73.7 million for the six months ended June 30, 2022. Adjusted EBITDA for the six months ended June 30, 2023 increased 0.1% to $109.9 million from $109.8 million for the six months ended June 30, 2022.
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
Cost management and financial flexibility
During the six months ended June 30, 2023, we continued to focus on cost management and financial flexibility. We reviewed of our cost structure in order to drive efficiencies across functions. While we incurred certain costs associated with these changes, including severance in some cases, we believe these actions will have long-term benefits to the goal of enabling our future growth and profitability. We generated net cash flow from operating activities of $82.2 million and Free Cash Flow of $67.2 million, respectively.
Generative AI
Generative AI, including Large Language Models (“LLMs”), has developed significantly in recent years and has had further advancement in 2023. We believe this technology has the potential to impact most industries, including business process outsourcing, further automating simple, repeatable tasks, and even streamlining some more sophisticated workflows. As this technology develops, demand for certain service offerings could decrease, further reducing our clients' spend, which could have a negative impact on our revenue.
We also believe that this technology will provide new opportunities and workflows. We have historically differentiated our value proposition with a frontline first culture, which aligns with and allows us to be an extension of our clients’ brands, as well as our focus on driving efficiency, seeking opportunities to eliminate simple, routine work so our teammates can deliver higher value services. We have been using Generative AI for nearly two years and believe the future of this technology is one of augmentation rather than automation, enabling our talented teammates to leverage these tools and continue to meaningfully improve client outcomes and operational efficiencies. During the three months ended June 30, 2023, we launched TaskGPT, a next generation customer support technology, enabling rapid expansion and enhancements to our customer service capabilities by leveraging AI technology.
New technology also produces demand for novel services. We have demonstrated an ability to quickly discover and launch services in new markets and believe we are well positioned to discover these needs and deliver them for our innovative clients. We believe that there is an opportunity to integrate Generative AI throughout our offerings, including:
•AI Services: TaskUs provides annotation and evaluation support services to help train algorithms, improving the models’ performance and aligning them with human values. We built a Prompt Engineering team that creates and refines prompts for AI systems.
•Trust and Safety: We expect to see increased demand for Trust and Safety services in a world of infinite content creation and deepfake technology. We also work with Generative AI companies to ensure the safety and soundness of their AI (e.g., ensuring responses of LLMs do not violate company policies).
•Digital Customer Experience: We believe that there may be a decrease in volumes of certain workflows; however, there will also be large revenue opportunities for systems integrators and service providers to build, integrate and deploy this technology. We have launched a consultative model that helps leading enterprises innovate by building new capabilities powered by Generative AI across a spectrum of tasks, from automating the routine to assisting in creative work. TaskUs consults with companies to drive customer engagement, improve customer service and enhance operations through the use of technology.

Results of Operations
Comparison of the Three Months Ended June 30, 2023 and 2022
The following tables set forth certain historical consolidated financial information for the three months ended June 30, 2023 and 2022:

	Three months ended June 30,		Period over Period Change
(in thousands, except %)	2023	2022	($)	(%)
Service revenue	$229,169	$246,459	$(17,290)	(7.0)%
Operating expenses:
Cost of services	133,554	143,538	(9,984)	(7.0)%
Selling, general, and administrative expense	58,175	68,919	(10,744)	(15.6)%
Depreciation	10,079	9,657	422	4.4%
Amortization of intangible assets	5,125	4,967	158	3.2%
Loss on disposal of assets	67	5	62	NM
Total operating expenses	207,000	227,086	(20,086)	(8.8)%
Operating income	22,169	19,373	2,796	14.4%
Other expense (income)	(684)	7,377	(8,061)	NM
Financing expenses	5,330	2,204	3,126	141.8%
Income before income taxes	17,523	9,792	7,731	79.0%
Provision for income taxes	7,391	2,063	5,328	258.3%
Net income	$10,132	$7,729	$2,403	31.1%
NM = not meaningful
Service revenue
Service revenue for the three months ended June 30, 2023 and 2022 was $229.2 million and $246.5 million, respectively. Service revenue for the three months ended June 30, 2023 decreased by $17.3 million, or 7.0%, when compared to the three months ended June 30, 2022.
Service revenue by service offering
The following table presents the breakdown of our service revenue by service offering for each period:

	Three months ended June 30,		Period over Period Change
(in thousands, except %)	2023	2022	($)	(%)
Digital Customer Experience	$150,916	$167,420	$(16,504)	(9.9)%
Trust and Safety	45,209	46,331	(1,122)	(2.4)%
AI Services	33,044	32,708	336	1.0%
Service revenue	$229,169	$246,459	$(17,290)	(7.0)%

The period over period declines in Digital Customer Experience and Trust and Safety contributed 6.6% and 0.5%, respectively, while growth in AI Services reduced 0.1% of the total decrease of 7.0% for the three months ended June 30, 2023.
The 9.9% decline in Digital Customer Experience was primarily driven by a decrease from existing clients in FinTech, Social Media, Retail + E-Commerce and HealthTech. These decreases were partially offset by an increase from new clients in FinTech, Retail + E-Commerce, Technology, HealthTech and On Demand Travel + Transportation, as well as existing clients in Technology and Entertainment + Gaming, as well as new clients as a result of the acquisition of Parsec d.o.o. and Q Experience d.o.o. ("heloo").
The 2.4% decline in Trust and Safety was primarily driven by a decrease from existing clients in Social Media and FinTech, partially offset by an increase from existing clients in On Demand Travel + Transportation and Entertainment + Gaming, as well as new clients in Technology and FinTech.
The 1.0% growth in AI Services was primarily driven by an increase from new clients in HealthTech and Retail + E-Commerce, as well as existing clients in Entertainment + Gaming and Technology, partially offset by a decrease from existing clients in Retail + E-Commerce, Social Media and FinTech.
Service revenue by delivery geography
We deliver our services from multiple locations around the world; however, the majority of our service revenues are derived from contracts that require payment in United States dollars, regardless of whether the clients are located in the United States.
The following table presents the breakdown of our service revenue by geographical location, based on where the services are provided, for each period:

	Three months ended June 30,		Period over Period Change
(in thousands, except %)	2023	2022	($)	(%)
Philippines	$127,261	$124,322	$2,939	2.4%
United States	37,235	74,273	(37,038)	(49.9)%
India	28,995	24,277	4,718	19.4%
Rest of World	35,678	23,587	12,091	51.3%
Service revenue	$229,169	$246,459	$(17,290)	(7.0)%
Revenue generated from services provided from our delivery sites in the Philippines grew primarily from expansion in two of our service offerings, including the impact of certain clients electing to shift work from the United States. Trust and Safety contributed 6.6% of the total increase primarily driven by clients in Social Media, On Demand Travel + Transportation and FinTech. AI Services contributed 0.1% of the total increase. These increases were partially offset by a 4.3% decrease contributed by Digital Customer Experience primarily driven by clients in On Demand Travel + Transportation, FinTech and Retail + E-Commerce, partially offset by clients in Technology.
Revenue generated from services provided from our delivery sites in the United States declined primarily from certain of our clients electing to shift work from the United States to the Philippines and India as well as decreased spending from clients in FinTech, particularly crypto and equity trading clients. Digital Customer Experience contributed 30.7% of the total decrease primarily driven by clients in FinTech, Social Media and HealthTech, partially offset by clients in On Demand Travel + Transportation. Trust and Safety contributed 17.9% of the total decrease primarily driven by clients in Social Media and FinTech. AI Services contributed 1.3% of the total decrease.
Revenue generated from services provided from our delivery sites in India grew primarily from expansion in two of our service offerings, including the impact of certain clients electing to shift work from the United States. Trust and Safety contributed 16.3% of the total increase primarily driven by clients in On Demand Travel + Transportation and Social Media. AI Services contributed 3.2% of the total increase primarily driven by clients in Social Media and On Demand Travel + Transportation, partially offset by clients in HealthTech. These increases were partially offset by a 0.1% decrease contributed by Digital Customer Experience.
Revenue generated from services provided from our delivery sites in the Rest of World grew from expansion in all three of our service offerings. Digital Customer Experience contributed 49.4% of the total increase primarily driven by clients in FinTech, On Demand Travel + Transportation, Entertainment + Gaming and HealthTech, as well as new clients as a result of the acquisition of heloo, partially offset by clients in Social Media. AI Services contributed 1.8% of the total increase primarily driven by clients in Entertainment + Gaming and On Demand Travel + Transportation. Trust and Safety contributed 0.1% of the total increase. Growth in the Rest of World was led by Latin America, with consistent growth from Asia.

Operating expenses
Cost of services
Cost of services for the three months ended June 30, 2023 and 2022 was $133.6 million and $143.5 million, respectively. Cost of services for the three months ended June 30, 2023 decreased by $10.0 million, or 7.0%, when compared to the three months ended June 30, 2022. The decrease was primarily driven by lower personnel costs of $10.3 million, including the impact of certain clients electing to shift work from the United States to the Philippines and India. The remaining decrease was associated with a reduction of costs previously incurred while transitioning to a hybrid model which were mostly offset by site expansions and certain teammates operating on-site. These decreases were partially offset by recruitment and professional development costs to support growth in our offshore and nearshore locations.
Selling, general, and administrative expense
Selling, general, and administrative expense for the three months ended June 30, 2023 and 2022 was $58.2 million and $68.9 million, respectively. Selling, general, and administrative expense for the three months ended June 30, 2023 decreased by $10.7 million, or 15.6%, when compared to the three months ended June 30, 2022. The decrease was primarily driven by lower personnel costs of $8.0 million, due primarily to a reduction in stock-based compensation expense and the impact of optimization efforts as we drive efficiencies across functions. The remaining decrease was associated with lower professional fees and services, as well as lower transaction costs and bad debt expense.
Other expense (income)
Other expense (income) for the three months ended June 30, 2023 and 2022 was $(0.7) million and $7.4 million, respectively. Changes are driven by our exposure to foreign currency exchange risk resulting from our operations in foreign geographies, primarily the Philippines, offset by economic hedges using foreign currency exchange rate forward contracts. See Part I, Item 3., "Quantitative and Qualitative Disclosures About Market Risk" in this Quarterly Report for additional information on how foreign currency impacts our financial results.
Financing expenses
Financing expense for the three months ended June 30, 2023 and 2022 was $5.3 million and $2.2 million, respectively. Changes in financing expense are primarily driven by the rate of SOFR and LIBOR used to calculate the interest rate of our debt and additional borrowings during 2022.
Provision for income taxes
Provision for income taxes for the three months ended June 30, 2023 and 2022 was $7.4 million and $2.1 million, respectively. The effective tax rate for the three months ended June 30, 2023 and 2022 was 42.2% and 21.1%, respectively. Costs related to the issuance of stock-based compensation and costs related to the acquisition of heloo within the provision for income taxes calculation are adjusted for Non-GAAP purposes. If those costs are removed, the provision for income taxes would have been $7.4 million and $5.1 million and the effective tax rate would have been 21.7% and 17.7% for the three months ended June 30, 2023 and 2022, respectively.

Comparison of the Six Months Ended June 30, 2023 and 2022
The following tables set forth certain historical consolidated financial information for the six months ended June 30, 2023 and 2022:

	Six months ended June 30,		Period over Period Change
(in thousands, except %)	2023	2022	($)	(%)
Service revenue	$464,475	$486,139	$(21,664)	(4.5)%
Operating expenses:
Cost of services	271,316	284,820	(13,504)	(4.7)%
Selling, general, and administrative expense	122,469	133,166	(10,697)	(8.0)%
Depreciation	19,740	18,558	1,182	6.4%
Amortization of intangible assets	10,249	9,678	571	5.9
Loss (gain) on disposal of assets	132	(10)	142	NM
Total operating expenses	423,906	446,212	(22,306)	(5.0)%
Operating income	40,569	39,927	642	1.6%
Other expense (income)	(2,861)	8,430	(11,291)	NM
Financing expenses	10,429	3,806	6,623	174.0%
Income before income taxes	33,001	27,691	5,310	19.2%
Provision for income taxes	13,360	8,376	4,984	59.5%
Net income	$19,641	$19,315	$326	1.7%
NM = not meaningful
Service revenue
Service revenue for the six months ended June 30, 2023 and 2022 was $464.5 million and $486.1 million, respectively. Service revenue for the six months ended June 30, 2023 decreased by $21.7 million, or 4.5%, when compared to the six months ended June 30, 2022.
Service revenue by service offering
The following table presents the breakdown of our service revenue by service offering for each period:

	Six months ended June 30,		Period over Period Change
(in thousands, except %)	2023	2022	($)	(%)
Digital Customer Experience	$308,052	$327,151	$(19,099)	(5.8)%
Trust and Safety	85,807	92,183	(6,376)	(6.9)%
AI Services	70,616	66,805	3,811	5.7%
Service revenue	$464,475	$486,139	$(21,664)	(4.5)%
The year over year declines in Digital Customer Experience and Trust and Safety contributed 4.0% and 1.3%, respectively, while growth in AI Services reduced 0.8% of the total decrease of 4.5% for the six months ended June 30, 2023.
The 5.8% decline in Digital Customer Experience was primarily driven by a decrease from existing clients in FinTech, Social Media, HealthTech and Retail + E-Commerce, partially offset by existing clients in Technology, On Demand Travel + Transportation and Entertainment + Gaming, as well as new clients in FinTech, Retail + E-Commerce, Technology and HealthTech, and new clients as a result of the acquisition of heloo.
The 6.9% decline in Trust and Safety was primarily driven by a decrease from existing clients in Social Media and FinTech, partially offset by existing clients in On Demand Travel + Transportation, Entertainment + Gaming and Retail + E-Commerce, as well as new clients in Technology.
The 5.7% growth in AI Services was primarily driven by an increase from existing clients in On Demand Travel + Transportation and Entertainment + Gaming, as well as new clients in Retail + E-Commerce and HealthTech, partially offset by existing clients in Retail + E-Commerce and HealthTech.
Service revenue by delivery geography
We deliver our services from multiple locations around the world; however, the majority of our service revenues are derived from contracts that require payment in United States dollars, regardless of whether the clients are located in the United States.

The following table presents the breakdown of our service revenue by geographical location, based on where the services are provided, for each period:

	Six months ended June 30,		Period over Period Change
(in thousands, except %)	2023	2022	($)	(%)
Philippines	$254,120	$244,402	$9,718	4.0%
United States	83,897	153,404	(69,507)	(45.3)%
India	57,238	47,635	9,603	20.2%
Rest of World	69,220	40,698	28,522	70.1%
Service revenue	$464,475	$486,139	$(21,664)	(4.5)%
Revenue generated from services provided from our delivery sites in the Philippines grew primarily from expansion in two of our service offerings, including the impact of certain clients electing to shift work from the United States. Trust and Safety contributed 6.5% of the total increase primarily driven by clients in Social Media and On Demand Travel + Transportation. AI Services contributed 1.5% of the total increase primarily driven by clients in Retail + E-Commerce, HealthTech, Technology and Entertainment + Gaming, partially offset by clients in On Demand Travel + Transportation. These increases were partially offset by a 4.0% decrease contributed by Digital Customer Experience primarily driven by clients in On Demand Travel + Transportation, FinTech, Retail + E-Commerce and HealthTech, partially offset by clients in Technology.
Revenue generated from services provided from our delivery sites in the United States declined primarily from certain of our clients electing to shift work from the United States to the Philippines and India as well as decreased spending from clients in FinTech, particularly crypto and equity trading clients. Digital Customer Experience contributed 25.3% of the total decrease primarily driven by clients in FinTech, Social Media and HealthTech, partially offset by clients in On Demand Travel + Transportation. Trust and Safety contributed 18.5% of the total decrease primarily driven by clients in Social Media and FinTech. AI Services contributed 1.5% of the total decrease primarily driven by clients in Social Media and Retail + E-Commerce, partially offset by clients in HealthTech and On Demand Travel + Transportation.
Revenue generated from services provided from our delivery sites in India grew primarily from expansion in all three of our service offerings, including the impact of certain clients electing to shift work from the United States. Trust and Safety contributed 11.6% of the total increase primarily driven by clients in On Demand Travel + Transportation and Social Media, partially offset by clients in FinTech. Digital Customer Experience contributed 4.8% of the total increase primarily driven by clients in On Demand Travel + Transportation, Retail + E-Commerce and Technology, partially offset by clients in FinTech. AI Services contributed 3.8% of the total increase primarily driven by clients in Social Media and On Demand Travel + Transportation, partially offset by clients in HealthTech.
Revenue generated from services provided from our delivery sites in the Rest of World grew from expansion in all three of our service offerings. Digital Customer Experience contributed 67.3% of the total increase primarily driven by clients in FinTech, On Demand Travel + Transportation and Entertainment + Gaming, as well as new clients as a result of the acquisition of heloo, partially offset by clients in Social Media. AI Services contributed 1.5% of the total increase primarily driven by clients in On Demand Travel + Transportation and Technology. Trust and Safety contributed 1.3% of the total increase primarily driven by clients in Entertainment + Gaming and FinTech, mostly offset by clients in Social Media. Growth in the Rest of World was due to consistent growth across Latin America, Europe and Asia.
Operating expenses
Cost of services
Cost of services for the six months ended June 30, 2023 and 2022 was $271.3 million and $284.8 million, respectively. Cost of services for the six months ended June 30, 2023 decreased by $13.5 million, or 4.7%, when compared to the six months ended June 30, 2022. The decrease was primarily driven by lower personnel costs of $13.2 million, including the impact of certain clients electing to shift work from the United States to the Philippines and India. The remaining decrease was associated with a reduction of costs previously incurred while transitioning to a hybrid model and lower recruiting and development costs which were mostly offset by site expansions and certain teammates operating on-site.
Selling, general, and administrative expense
Selling, general, and administrative expense for the six months ended June 30, 2023 and 2022 was $122.5 million and $133.2 million, respectively. Selling, general, and administrative expense for the six months ended June 30, 2023 decreased by $10.7 million, or 8.0%, when compared to the six months ended June 30, 2022. The decrease was primarily driven by lower personnel costs of $6.5 million, due primarily to a reduction in stock-based compensation expense and the impact of optimization efforts as we drive efficiencies across functions, partially offset by earn-out consideration recognized as compensation expense. The remaining decrease was associated with our optimization efforts, including professional fees and services and recruiting and professional development costs, as well as a reduction in bad debt expense.

Depreciation
Depreciation for the six months ended June 30, 2023 and 2022 was $19.7 million and $18.6 million, respectively. The increase in depreciation is a result of capital expenditures for leasehold improvements associated with site expansions.
Amortization of intangible assets
Amortization of intangible assets for the six months ended June 30, 2023 and 2022 was $10.2 million and $9.7 million, respectively. The increase in amortization is due to the acquisition of heloo on April 15, 2022.
Other expense (income)
Other expense (income) for the six months ended June 30, 2023 and 2022 was $(2.9) million and $8.4 million, respectively. Changes are driven by our exposure to foreign currency exchange risk resulting from our operations in foreign geographies, primarily the Philippines, offset by economic hedges using foreign currency exchange rate forward contracts. See Part I, Item 3., "Quantitative and Qualitative Disclosures About Market Risk" in this Quarterly Report for additional information on how foreign currency impacts our financial results.
Financing expenses
Financing expense for the six months ended June 30, 2023 and 2022 was $10.4 million and $3.8 million, respectively. Changes in financing expense are primarily driven by the rate of SOFR and LIBOR used to calculate the interest rate of our debt and additional borrowings during 2022.
Provision for income taxes
Provision for income taxes for the six months ended June 30, 2023 and 2022 was $13.4 million and $8.4 million, respectively. Our effective tax rate for the six months ended June 30, 2023 and 2022 was 40.5% and 30.2%, respectively. Costs related to the issuance of stock-based compensation and costs related to the acquisition of heloo within the provision for income taxes calculation are adjusted for Non-GAAP purposes. If those costs are removed, the provision for income taxes would have been $15.4 million and $13.7 million and the effective tax rate would have been 21.6% and 20.7% for the six months ended June 30, 2023 and 2022, respectively.
Revenue by Top Clients
The table below sets forth the percentage of our total service revenue derived from our largest clients for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Top ten clients	55%	58%	56%	60%
Top twenty clients	69%	73%	70%	74%
Our clients are part of the rapidly growing Digital Economy and they rely on our suite of digital solutions to drive their continued success. For our existing clients, we benefit from our ability to grow as they grow and to cross sell new solutions, further deepening our entrenchment.
For the three months ended June 30, 2023 and 2022, we generated 19% and 22%, respectively, of our service revenue from our largest client. For the six months ended June 30, 2023 and 2022, we generated 20% and 23%, respectively, of our service revenue from our largest client.
We continue to identify and target high growth industry verticals and clients. Our strategy is to acquire new clients and further grow with our existing ones in order to achieve meaningful client and revenue diversification over time.
Foreign Currency
As a global company, we face exposure to movements in foreign currency exchange rates. Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenue, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into U.S. dollars. See Part I, Item 3., "Quantitative and Qualitative Disclosures About Market Risk" in this Quarterly Report for additional information on how foreign currency impacts our financial results.

Non-GAAP Financial Measures
We use Adjusted Net Income, Adjusted Earnings Per Share ("EPS"), EBITDA, Adjusted EBITDA, Free Cash Flow and Conversion of Adjusted EBITDA, as key measures to assess the performance of our business.
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
Adjusted Net Income
Adjusted Net Income is a non-GAAP profitability measure that represents net income or loss for the period before the impact of amortization of intangible assets and certain items that are considered to hinder comparison of the performance of our businesses on a period-over-period basis or with other businesses. During the periods presented, we excluded from Adjusted Net Income amortization of intangible assets, transaction costs, earn-out consideration, the effect of foreign currency gains and losses, gains and losses on disposals of assets, non-recurring severance costs, stock-based compensation expense and employer payroll tax associated with equity-classified awards and the related effect on income taxes of certain pre-tax adjustments, which include costs that are required to be expensed in accordance with GAAP. Our management believes that the inclusion of supplementary adjustments to net income applied in presenting Adjusted Net Income are appropriate to provide additional information to investors about certain material non-cash items and about unusual items that we do not expect to continue at the same level in the future.
The following table reconciles net income, the most directly comparable GAAP measure, to Adjusted Net Income for the three months ended June 30, 2023 and 2022:

	Three months ended June 30,		Period over Period Change
(in thousands, except %)	2023	2022	($)	(%)
Net income	$10,132	$7,729	$2,403	31.1%
Amortization of intangible assets	5,125	4,967	158	3.2%
Transaction costs(1)	—	357	(357)	(100.0)%
Earn-out consideration(2)	1,268	1,328	(60)	(4.5)%
Foreign currency losses (gains)(3)	(196)	7,501	(7,697)	NM
Loss on disposal of assets	67	5	62	NM
Severance costs(4)	350	821	(471)	(57.4)%
Stock-based compensation expense(5)	15,107	19,042	(3,935)	(20.7)%
Tax impacts of adjustments(6)	(31)	(3,008)	2,977	(99.0)%
Adjusted Net Income	$31,822	$38,742	$(6,920)	(17.9)%
Net Income Margin(7)	4.4%	3.1%
Adjusted Net Income Margin(7)	13.9%	15.7%
NM = not meaningful

(1)	Represents professional service fees related to the acquisition of heloo in 2022.
(2)	Represents earn-out consideration recognized as compensation expense related to the acquisition of heloo.
(3)	Realized and unrealized foreign currency losses (gains) include the effect of fair market value changes of forward contracts and remeasurement of U.S. dollar-denominated accounts to foreign currency.
(4)	Represents severance payments as a result of certain cost optimization measures we undertook during the period to restructure support roles.
(5)	Represents stock-based compensation expense associated with equity-classified awards, as well as associated payroll tax.
(6)	Represents tax impacts of adjustments to net income which resulted in a tax benefit during the period, including stock-based compensation expense and earn-out consideration.
(7)	Net Income Margin represents net income divided by service revenue and Adjusted Net Income Margin represents Adjusted Net Income divided by service revenue.

The following table reconciles net income, the most directly comparable GAAP measure, to Adjusted Net Income for the six months ended June 30, 2023 and 2022:

	Six months ended June 30,		Period over Period Change
(in thousands, except %)	2023	2022	($)	(%)
Net income	$19,641	$19,315	$326	1.7%
Amortization of intangible assets	10,249	9,678	571	5.9%
Transaction costs(1)	245	549	(304)	(55.4)%
Earn-out consideration(2)	7,916	1,328	6,588	496.1%
Foreign currency losses (gains)(3)	(2,178)	8,654	(10,832)	NM
Loss (gain) on disposal of assets	132	(10)	142	NM
Severance costs(4)	1,568	821	747	91.0%
Stock-based compensation expense(5)	28,779	38,730	(9,951)	(25.7)%
Tax impacts of adjustments(6)	(2,019)	(5,358)	3,339	(62.3)%
Adjusted Net Income	$64,333	$73,707	$(9,374)	(12.7)%
Net Income Margin(7)	4.2%	4.0%
Adjusted Net Income Margin(7)	13.9%	15.2%
NM = not meaningful

(1)	Represents professional service fees related to the acquisition of heloo in 2022 and other non-recurring transactions.
(2)	Represents earn-out consideration recognized as compensation expense related to the acquisition of heloo.
(3)	Realized and unrealized foreign currency losses (gains) include the effect of fair market value changes of forward contracts and remeasurement of U.S. dollar-denominated accounts to foreign currency.
(4)	Represents severance payments as a result of certain cost optimization measures we undertook during the period to restructure support roles.
(5)	Represents stock-based compensation expense associated with equity-classified awards, as well as associated payroll tax.
(6)	Represents tax impacts of adjustments to net income which resulted in a tax benefit during the period, including stock-based compensation expense and earn-out consideration.
(7)	Net Income Margin represents net income divided by service revenue and Adjusted Net Income Margin represents Adjusted Net Income divided by service revenue.
Adjusted EPS
Adjusted EPS is a non-GAAP profitability measure that represents earnings available to shareholders excluding the impact of certain items that are considered to hinder comparison of the performance of our business on a period-over-period basis or with other businesses. Adjusted EPS is calculated as Adjusted Net Income divided by our diluted weighted-average number of shares outstanding, including the impact of any potentially dilutive common stock equivalents that are anti-dilutive to GAAP net income per share – diluted ("GAAP diluted EPS") but dilutive to Adjusted EPS. Our management believes that the inclusion of supplementary adjustments to earnings per share applied in presenting Adjusted EPS are appropriate to provide additional information to investors about certain material non-cash items and about unusual items that we do not expect to continue at the same level in the future.

The following table reconciles GAAP diluted EPS, the most directly comparable GAAP measure, to Adjusted EPS for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
GAAP diluted EPS	$0.10	$0.07	$0.20	$0.19
Per share adjustments to net income(1)	0.22	0.31	0.45	0.52
Adjusted EPS	$0.32	$0.38	$0.65	$0.71

Weighted-average common shares outstanding – diluted	98,200,005	103,177,186	99,576,289	103,649,606

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
Adjusted EBITDA is a non-GAAP profitability measure that represents EBITDA before certain items that are considered to hinder comparison of the performance of our businesses on a period-over-period basis or with other businesses. During the periods presented, we excluded from Adjusted EBITDA transaction costs, earn-out consideration, the effect of foreign currency gains and losses, gains and losses on disposals of assets, non-recurring severance costs and stock-based compensation expense and employer payroll tax associated with equity-classified awards, which include costs that are required to be expensed in accordance with GAAP. Our management believes that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors about certain material non-cash items and about unusual items that we do not expect to continue at the same level in the future.
The following table reconciles net income, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the three months ended June 30, 2023 and 2022:

	Three months ended June 30,		Period over Period Change
(in thousands, except %)	2023	2022	($)	(%)
Net income	$10,132	$7,729	$2,403	31.1%
Provision for income taxes	7,391	2,063	5,328	258.3%
Financing expenses	5,330	2,204	3,126	141.8%
Depreciation	10,079	9,657	422	4.4%
Amortization of intangible assets	5,125	4,967	158	3.2%
EBITDA	$38,057	$26,620	$11,437	43.0%
Transaction costs(1)	—	357	(357)	(100.0)%
Earn-out consideration(2)	1,268	1,328	(60)	(4.5)%
Foreign currency losses (gains)(3)	(196)	7,501	(7,697)	NM
Loss on disposal of assets	67	5	62	NM
Severance costs(4)	350	821	(471)	(57.4)%
Stock-based compensation expense(5)	15,107	19,042	(3,935)	(20.7)%
Adjusted EBITDA	$54,653	$55,674	$(1,021)	(1.8)%
Net Income Margin(6)	4.4%	3.1%
Adjusted EBITDA Margin(6)	23.8%	22.6%
NM = not meaningful

(1)	Represents professional service fees related to the acquisition of heloo in 2022.
(2)	Represents earn-out consideration recognized as compensation expense related to the acquisition of heloo.
(3)	Realized and unrealized foreign currency losses (gains) include the effect of fair market value changes of forward contracts and remeasurement of U.S. dollar-denominated accounts to foreign currency.
(4)	Represents severance payments as a result of certain cost optimization measures we undertook during the period to restructure support roles.
(5)	Represents stock-based compensation expense associated with equity-classified awards, as well as associated payroll tax.
(6)	Net Income Margin represents net income divided by service revenue and Adjusted EBITDA Margin represents Adjusted EBITDA divided by service revenue.
The following table reconciles net income, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the six months ended June 30, 2023 and 2022:

	Six months ended June 30,		Period over Period Change
(in thousands, except %)	2023	2022	($)	(%)
Net income	$19,641	$19,315	$326	1.7%
Provision for income taxes	13,360	8,376	4,984	59.5%
Financing expenses	10,429	3,806	6,623	174.0%
Depreciation	19,740	18,558	1,182	6.4%
Amortization of intangible assets	10,249	9,678	571	5.9%
EBITDA	$73,419	$59,733	$13,686	22.9%
Transaction costs(1)	245	549	(304)	(55.4)%
Earn-out consideration(2)	7,916	1,328	6,588	496.1%
Foreign currency losses (gains)(3)	(2,178)	8,654	(10,832)	NM
Loss (gain) on disposal of assets	132	(10)	142	NM
Severance costs(4)	1,568	821	747	91.0%
Stock-based compensation expense(5)	28,779	38,730	(9,951)	(25.7)%
Adjusted EBITDA	$109,881	$109,805	$76	0.1%
Net Income Margin(6)	4.2%	4.0%
Adjusted EBITDA Margin(6)	23.7%	22.6%
NM = not meaningful

(1)	Represents professional service fees related to the acquisition of heloo in 2022 and other non-recurring transactions.
(2)	Represents earn-out consideration recognized as compensation expense related to the acquisition of heloo.
(3)	Realized and unrealized foreign currency losses (gains) include the effect of fair market value changes of forward contracts and remeasurement of U.S. dollar-denominated accounts to foreign currency.
(4)	Represents severance payments as a result of certain cost optimization measures we undertook during the period to restructure support roles.
(5)	Represents stock-based compensation expense associated with equity-classified awards, as well as associated payroll tax.
(6)	Net Income Margin represents net income divided by service revenue and Adjusted EBITDA Margin represents Adjusted EBITDA divided by service revenue.
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
The following table reconciles net cash provided by operating activities, the most directly comparable GAAP measure, to Free Cash Flow for the six months ended June 30, 2023 and 2022:

	Six months ended June 30,
	2023	2022
Net cash provided by operating activities	$82,213	$72,966
Purchase of property and equipment	(15,045)	(29,357)
Free Cash Flow	$67,168	$43,609
Conversion of Adjusted EBITDA(1)	61.1%	39.7%

(1)	Conversion of Adjusted EBITDA represents Free Cash Flow divided by Adjusted EBITDA.

Liquidity and Capital Resources
As of June 30, 2023, our principal sources of liquidity were cash and cash equivalents totaling $153.6 million, which were held for working capital purposes, as well as the borrowing availability under the 2022 Revolving Credit Facility of $190.0 million.
As of June 30, 2023, our total indebtedness, net of debt financing fees was $266.4 million. The interest rate in effect for the 2022 Term Loan Facility as of June 30, 2023 was 7.441% per annum. We were in compliance with all debt covenants as of June 30, 2023. See Note 8, "Long-Term Debt" in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our debt.
During the six months ended June 30, 2023, we repurchased 3,613,084 shares of our Class A common stock under the share repurchase program for $44.3 million, which we funded principally with available cash. On May 8, 2023, the Company announced that the Board of Directors of the Company authorized a $100.0 million increase to the Company’s share repurchase program, increasing the total authorization to $200.0 million, with the total amount remaining available after the increase being exclusive of any commissions, fees or excise taxes. As of June 30, 2023, approximately $124.8 million remained available for share repurchases under our share repurchase program.
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
Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated:

	Six months ended June 30,
(in thousands)	2023	2022
Net cash provided by operating activities	$82,213	$72,966
Net cash used in investing activities	(16,045)	(52,592)
Net cash provided by (used in) financing activities	(45,835)	25,393
Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2023 was $82.2 million compared to net cash provided by operating activities of $73.0 million for the six months ended June 30, 2022. Net cash provided by operating activities for the six months ended June 30, 2023 reflects net income of $19.6 million, as well as the add back for non-cash charges totaling $57.2 million and changes in operating assets and liabilities of $5.4 million. Non-cash charges primarily consisted of $28.5 million in stock-based compensation expense, $19.7 million of depreciation and $10.2 million of amortization related to intangibles. Net cash provided by operating activities for the six months ended June 30, 2022 reflects net income of $19.3 million, as well as the add back for non-cash charges totaling $75.4 million, primarily driven by $38.5 million in stock-based compensation expense, $18.6 million of depreciation and $9.7 million of amortization related to intangibles. These changes were partially offset by changes in operating assets and liabilities of $21.7 million.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2023 was $16.0 million compared to net cash used in investing activities of $52.6 million for the six months ended June 30, 2022. Purchase of property and equipment decreased primarily due to certain employees returning to the office driving higher utilization of equipment. Net cash used in investing activities for the six months ended June 30, 2022 included the acquisition of heloo, net of cash received.
Financing Activities
Net cash used by financing activities for the six months ended June 30, 2023 was $45.8 million compared to net cash provided by financing activities of $25.4 million for the six months ended June 30, 2022. Net cash used by financing activities for the six months ended June 30, 2023 consisted primarily of payments to acquire shares under our share repurchase program. Net cash provided by financing activities for the six months ended June 30, 2022 consisted primarily of borrowings from our Revolving Credit Facility, partially offset by payments on long-term debt and payments for taxes related to net share settlement of equity awards.

Critical Accounting Estimates
There have been no material changes to our critical accounting estimates as reported in our Annual Report.
Recent Accounting Pronouncements
For additional information regarding recent accounting pronouncements adopted and under evaluation, refer to Note 2, "Summary of Significant Accounting Policies" in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our activities expose us to a variety of financial risks: market risk (includes foreign currency), interest rate risk and credit risk.
Foreign Currency Risk
Our exposure to market risk arises principally from exchange rate risk. Although substantially all of our revenues are denominated in U.S. dollars, a substantial portion of our expenses were incurred and paid in the Philippine peso and Indian rupee in the six months ended June 30, 2023 and 2022. We also incur expenses in U.S. dollars, and currencies of the other countries in which we have operations. The exchange rates among the Philippine peso, Indian rupee and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future.
The average exchange rate of the Philippine peso against the U.S. dollar increased from 52.13 pesos during the six months ended June 30, 2022 to 55.22 pesos during the six months ended June 30, 2023, representing a depreciation of the Philippine peso of 5.9%. Based upon our level of operations during the six months ended June 30, 2023, and excluding any forward contract arrangements that we had in place during that period, a 10% appreciation/depreciation in the Philippine peso against the U.S. dollar would have increased or decreased our expenses incurred and paid in the Philippine peso by approximately $18.8 million or $15.4 million, respectively, in the six months ended June 30, 2023.
The average exchange rate of the Indian rupee against the U.S. dollar increased from 76.11 rupees during the six months ended June 30, 2022 to 82.19 rupees during the six months ended June 30, 2023, representing a depreciation of the Indian rupee of 8.0%. Based upon our level of operations during the six months ended June 30, 2023, a 10% appreciation/depreciation in the Indian rupee against the U.S. dollar would have increased or decreased our expenses incurred and paid in the Indian rupee by approximately $4.5 million or $3.7 million, respectively, in the six months ended June 30, 2023.
In order to mitigate our exposure to foreign currency fluctuation risks and minimize the earnings and cash flow volatility associated with forecasted transactions denominated in certain foreign currencies, and economically hedge our intercompany balances and other monetary assets and liabilities denominated in currencies other than functional currencies, we enter into foreign currency forward contracts. These derivatives have not been designated as hedges under ASC Topic 815, Derivatives and Hedging ("ASC 815"). Changes in the fair value of these derivatives are recognized in the consolidated statements of operations and are included in other expense (income).
For the three and six months ended June 30, 2023, the realized gains of $1.8 million and $0.2 million, respectively, resulting from the settlement of forward contracts were included within other expense (income).
For the three and six months ended June 30, 2023, we had outstanding forward contracts. The forward contract receivable (payable) resulting from changes in fair value was recorded under prepaid expenses and other current assets (accounts payable and accrued liabilities). For the three and six months ended June 30, 2023, the unrealized losses (gains) on the forward contracts of $4.7 million and $(1.7) million, respectively, were included within other expense (income).
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

Interest Rate Risk
Our exposure to market risk is influenced by the changes in interest rates paid on any outstanding balance on our borrowings, mainly under our 2022 Credit Facilities. All of our borrowings outstanding under the 2022 Credit Facilities as of June 30, 2023 accrue interest at SOFR plus 2.25%. Our total principal balance outstanding as of June 30, 2023 was $268.0 million. Based on the outstanding balances and interest rates under the 2022 Credit Facilities as of June 30, 2023, a hypothetical 10% increase or decrease in SOFR would cause an increase or decrease in interest expense of approximately $1.4 million over the next 12 months.
Credit Risk
As of June 30, 2023, we had accounts receivable, net of allowance for doubtful accounts, of $175.6 million, of which $51.7 million was owed by two of our clients. Collectively, these clients represented approximately 29% of our gross accounts receivable as of June 30, 2023.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, the design and operation of the our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The information required with respect to this item can be found under Note 10, "Commitments and Contingencies" in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report and is incorporated by reference into this Item 1.
Item 1A. Risk Factors
We are subject to various risks that could have a material adverse impact on our financial position, results of operations or cash flows. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the factors discussed under "Risk Factors" in the Annual Report. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our financial position, results of operations or cash flows. There have been no material changes to the risk factors included in the Annual Report. You should carefully consider the risk factors set forth in the Annual Report and the other information set forth elsewhere in this Quarterly Report.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities
During the three months ended June 30, 2023, our purchases of Class A common stock were as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1, 2023 through April 30, 2023	363,551	$13.48	363,551	57,759
May 1, 2023 through May 31, 2023	917,291	11.71	917,291	147,018
June 1, 2023 through June 30, 2023	1,942,441	11.46	1,942,441	124,754
Total	3,223,283	11.76	3,223,283

(1)
On May 8, 2023, the Company announced that the Board of Directors of the Company authorized a $100.0 million increase to the Company's share repurchase program, increasing the total authorization to $200.0 million, with the total amount remaining available after the increase being exclusive of any commissions, fees or excise taxes. Pursuant to our share repurchase program, we may repurchase shares of our Class A common stock from time to time through open market purchases, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. Open market repurchases are expected to be structured to occur within the pricing volume requirements of Rule 10b-18. The timing and total amount of stock repurchases will depend upon, business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, restrictions under the terms of our loan agreements and other relevant considerations. The repurchase program terminates on December 31, 2024, and may be modified, suspended or discontinued at any time at our discretion. The program does not obligate the Company to acquire any amount of Class A common stock.

(2)	Average price paid per share includes commissions associated with the repurchases through the date the increased authorization was approved.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Section 13(r) Disclosure
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures regarding activities at Mundys S.p.A., which may be, or may have been at the time considered to be, an affiliate of Blackstone and, therefore, our affiliate.
Insider Trading Arrangements
On May 19, 2023, Stephen Daoust, our Chief Operating Officer, modified his Rule 10b5-1 trading arrangement, originally adopted on November 9, 2022 (which was designed to comply with the then-applicable requirements of Rule 10b5-1(c) at the time of adoption), to amend the trading schedules under the plan. The modified trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c), and provides for the sale of up to 137,394 shares of the Company’s Class A common stock until February 16, 2024, with sales commencing no earlier than August 18, 2023 upon expiration of a required cooling-off period.

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

TASKUS, INC.
(Registrant)

Date:	August 9, 2023	By:	/s/ Balaji Sekar
Balaji Sekar
Chief Financial Officer
(Principal Financial Officer)
(Authorized Signatory)

Date:	August 9, 2023	By:	/s/ Steven Amaya
Steven Amaya
Senior Vice President—Finance
(Principal Accounting Officer)