Form 10-Q
period 2023-09-30
TaskUs, Inc.
filed 2023-11-07
CIK 1829864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 1, 2023, the number of shares outstanding of the registrant’s common stock was as follows: Class A common stock, par value $0.01 per share: 19,286,977; Class B common stock, par value $0.01 per share: 70,032,694.

TASKUS, INC.
Quarterly Report on Form 10-Q
For Quarterly Period Ended September 30, 2023

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

WEBSITE AND SOCIAL MEDIA DISCLOSURE
We use our website and our social media outlets, such as Facebook, Instagram, LinkedIn, TikTok, YouTube, and X (formerly known as Twitter) as channels of distribution of Company information. The information we post through these channels may be deemed material. Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s website at ir.taskus.com, its Facebook page at facebook.com/TaskUs/, its Instagram page at instagram.com/taskus/, its LinkedIn page at linkedin.com/company/taskus/, its TikTok page at tiktok.com/@taskusinc, its YouTube account at youtube.com/c/Taskus/, and its X account at twitter.com/taskus. Accordingly, investors should monitor these channels, in addition to following the Company's press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the “Email Alerts” section of our investor relations website at ir.taskus.com. The contents of our website and social media channels are not, however, a part of this Quarterly Report.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TASKUS, INC.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share data)

Assets	September 30, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$114,616	$133,992
Accounts receivable, net of allowance for doubtful accounts of $1,909 and $3,422, respectively	179,120	178,678
Income tax receivable	5,639	2,879
Prepaid expenses and other current assets	25,897	25,876
Total current assets	325,272	341,425
Noncurrent assets:
Property and equipment, net	74,495	75,053
Operating lease right-of-use assets	43,297	41,510
Deferred tax assets	6,406	6,165
Intangibles	197,636	212,993
Goodwill	217,170	217,382
Other noncurrent assets	6,503	7,487
Total noncurrent assets	545,507	560,590
Total assets	$870,779	$902,015
Liabilities and Shareholders’ Equity
Liabilities:
Current liabilities:
Accounts payable and accrued liabilities	$34,898	$37,062
Accrued payroll and employee-related liabilities	44,898	48,663
Current portion of debt	6,372	3,334
Current portion of operating lease liabilities	14,723	11,614
Current portion of income tax payable	7,082	5,730
Deferred revenue	3,199	3,481
Total current liabilities	111,172	109,884
Noncurrent liabilities:
Income tax payable	2,286	2,293
Long-term debt	259,446	264,225
Operating lease liabilities	31,516	32,380
Accrued payroll and employee-related liabilities	2,973	2,818
Deferred tax liabilities	34,495	34,514
Other noncurrent liabilities	143	288
Total noncurrent liabilities	330,859	336,518
Total liabilities	442,031	446,402
Commitments and Contingencies (See Note 10)
Shareholders’ equity:
Class A common stock, $0.01 par value. Authorized 2,500,000,000; 30,328,882 issued and 20,523,884 outstanding and 29,257,651 issued and 27,607,720 outstanding, respectively	304	293
Class B convertible common stock, $0.01 par value. Authorized 250,000,000; 70,032,694 and 70,032,694 shares issued and outstanding, respectively	700	700
Additional paid-in capital	672,753	631,908
Accumulated deficit	(106,261)	(135,674)
Accumulated other comprehensive loss	(14,316)	(10,647)
Treasury stock, at cost. 9,804,998 and 1,649,931 shares, respectively	(124,432)	(30,967)
Total shareholders’ equity	428,748	455,613
Total liabilities and shareholders’ equity	$870,779	$902,015
See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Service revenue	$225,626	$232,130	$690,101	$718,269
Operating expenses:
Cost of services	130,139	134,544	401,455	419,364
Selling, general, and administrative expense	57,114	62,348	179,583	195,514
Depreciation	9,762	9,428	29,502	27,986
Amortization of intangible assets	5,027	5,087	15,276	14,765
Loss (gain) on disposal of assets	640	(8)	772	(18)
Total operating expenses	202,682	211,399	626,588	657,611
Operating income	22,944	20,731	63,513	60,658
Other expense, net	2,895	7,612	34	16,042
Financing expenses	5,712	3,859	16,141	7,665
Income before income taxes	14,337	9,260	47,338	36,951
Provision for income taxes	4,565	3,895	17,925	12,271
Net income	$9,772	$5,365	$29,413	$24,680
Net income per common share:
Basic	$0.11	$0.05	$0.31	$0.25
Diluted	$0.10	$0.05	$0.30	$0.24
Weighted-average number of common shares outstanding:
Basic	92,480,316	98,299,612	95,522,026	97,854,944
Diluted	94,035,111	101,920,413	97,729,230	103,073,208
See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income	$9,772	$5,365	$29,413	$24,680
Retirement benefit reserves	(14)	28	13	65
Foreign currency translation adjustments	(3,559)	(7,613)	(3,682)	(15,490)
Comprehensive income (loss)	$6,199	$(2,220)	$25,744	$9,255
See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)

	Capital stock and additional paid-in capital					Accumulated deficit	Accumulated other comprehensive loss			Total shareholders’ equity
	Class A common stock		Class B convertible common stock		Additional paid-in capital			Treasury stock
	Shares	Amount	Shares	Amount				Shares	Amount
Balance as of December 31, 2021	27,431,264	$275	70,032,694	$700	$556,418	$(176,096)	$(2,163)	—	$—	$379,134
Issuance of common stock for settlement of equity awards	137,794	1	—	—	(1)	—	—	—	—	—
Shares withheld related to net share settlement	(45,389)	(1)	—	—	(1,468)	—	—	—	—	(1,469)
Stock-based compensation expense	—	—	—	—	19,605	—	—	—	—	19,605
Net income	—	—	—	—	—	11,586	—	—	—	11,586
Other comprehensive loss	—	—	—	—	—	—	(1,756)	—	—	(1,756)
Balance as of March 31, 2022	27,523,669	$275	70,032,694	$700	$574,554	$(164,510)	$(3,919)	—	$—	$407,100
Issuance of common stock for settlement of equity awards	450,304	5	—	—	915	—	—	—	—	920
Shares withheld related to net share settlement	(76,908)	(1)	—	—	(1,307)	—	—	—	—	(1,308)
Shares issued in acquisition of heloo	200,103	2	—	—	7,194	—	—	—	—	7,196
Stock-based compensation expense	—	—	—	—	18,933	—	—	—	—	18,933
Net income	—	—	—	—	—	7,729	—	—	—	7,729
Other comprehensive loss	—	—	—	—	—	—	(6,084)	—	—	(6,084)
Balance as of June 30, 2022	28,097,168	$281	70,032,694	$700	$600,289	$(156,781)	$(10,003)	—	$—	$434,486
Issuance of common stock for settlement of equity awards	774,758	8	—	—	1,289	—	—	—	—	1,297
Shares withheld related to net share settlement	(60,694)	(1)	—	—	(1,159)	—	—	—	—	(1,160)
Repurchase of common stock	—	—	—	—	—	—	—	738,911	(13,702)	(13,702)
Stock-based compensation expense	—	—	—	—	16,226	—	—	—	—	16,226
Net income	—	—	—	—	—	5,365	—	—	—	5,365
Other comprehensive loss	—	—	—	—	—	—	(7,585)	—	—	(7,585)
Balance as of September 30, 2022	28,811,232	$288	70,032,694	$700	$616,645	$(151,416)	$(17,588)	738,911	$(13,702)	$434,927

	Capital stock and additional paid-in capital					Accumulated deficit	Accumulated other comprehensive loss			Total shareholders’ equity
	Class A common stock		Class B convertible common stock		Additional paid-in capital			Treasury stock
	Shares	Amount	Shares	Amount				Shares	Amount
Balance as of December 31, 2022	29,257,651	$293	70,032,694	$700	$631,908	$(135,674)	$(10,647)	1,649,931	$(30,967)	$455,613
Issuance of common stock for settlement of equity awards	246,537	2	—	—	207	—	—	—	—	209
Shares withheld related to net share settlement	(14,293)	—	—	—	(257)	—	—	—	—	(257)
Repurchase of common stock	—	—	—	—	—	—	—	389,801	(6,374)	(6,374)
Stock-based compensation expense	—	—	—	—	13,464	—	—	—	—	13,464
Net income	—	—	—	—	—	9,509	—	—	—	9,509
Other comprehensive income	—	—	—	—	—	—	3,591	—	—	3,591
Balance as of March 31, 2023	29,489,895	$295	70,032,694	$700	$645,322	$(126,165)	$(7,056)	2,039,732	$(37,341)	$475,755
Issuance of common stock for settlement of equity awards	338,035	3	—	—	187	—	—	—	—	190
Shares withheld related to net share settlement	(23,705)	—	—	—	(293)	—	—	—	—	(293)
Repurchase of common stock	—	—	—	—	—	—	—	3,223,283	(38,338)	(38,338)
Stock-based compensation expense	—	—	—	—	15,040	—	—	—	—	15,040
Net income	—	—	—	—	—	10,132	—	—	—	10,132
Other comprehensive loss	—	—	—	—	—	—	(3,687)	—	—	(3,687)
Balance as of June 30, 2023	29,804,225	$298	70,032,694	$700	$660,256	$(116,033)	$(10,743)	5,263,015	$(75,679)	$458,799
Issuance of common stock for settlement of equity awards	661,158	7	—	—	148	—	—	—	—	155
Shares withheld related to net share settlement	(136,501)	(1)	—	—	(1,484)	—	—	—	—	(1,485)
Repurchase of common stock	—	—	—	—	—	—	—	4,541,983	(48,753)	(48,753)
Stock-based compensation expense	—	—	—	—	13,833	—	—	—	—	13,833
Net income	—	—	—	—	—	9,772	—	—	—	9,772
Other comprehensive loss	—	—	—	—	—	—	(3,573)	—	—	(3,573)
Balance as of September 30, 2023	30,328,882	$304	70,032,694	$700	$672,753	$(106,261)	$(14,316)	9,804,998	$(124,432)	$428,748

See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$29,413	$24,680
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	29,502	27,986
Amortization of intangibles	15,276	14,765
Amortization of debt financing fees	447	420
Loss (gain) on disposal of assets	772	(18)
Provision for losses on accounts receivable	—	1,329
Unrealized foreign exchange losses on forward contracts	6,020	13,522
Deferred taxes	(255)	(39)
Stock-based compensation expense	42,337	54,764
Changes in operating assets and liabilities:
Accounts receivable	(680)	(6,995)
Prepaid expenses and other current assets	(4,403)	(8,022)
Operating lease right-of-use assets	10,670	9,762
Other noncurrent assets	(123)	(522)
Accounts payable and accrued liabilities	(9,063)	(3,941)
Accrued payroll and employee-related liabilities	(4,093)	10,477
Operating lease liabilities	(10,217)	(9,146)
Income tax payable	(1,278)	(13,918)
Deferred revenue	(278)	(738)
Other noncurrent liabilities	(152)	98
Net cash provided by operating activities	103,895	114,464
Cash flows from investing activities:
Purchase of property and equipment	(22,904)	(36,010)
Acquisition, net of cash acquired	—	(23,235)
Investment in loan receivable	(1,000)	—
Net cash used in investing activities	(23,904)	(59,245)
Cash flows from financing activities:
Proceeds from borrowings, Revolving credit facility	—	32,500
Proceeds from long-term debt	—	270,000
Payments for deferred business acquisition consideration	(145)	—
Payments on long-term debt	(2,025)	(272,403)
Payments for debt financing fees	—	(1,821)
Proceeds from employee stock plans	554	2,217
Payments for taxes related to net share settlement	(2,035)	(3,937)
Payments for stock repurchases	(92,683)	(13,702)
Net cash provided by (used in) financing activities	(96,334)	12,854
Increase (decrease) in cash and cash equivalents	(16,343)	68,073
Effect of exchange rate changes on cash and cash equivalents	(3,033)	(9,166)
Cash and cash equivalents at beginning of period	133,992	63,584
Cash and cash equivalents at end of period	$114,616	$122,491
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
These unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with US GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in the Annual Report. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2023 and its results of operations, comprehensive income (loss) and shareholders’ equity for the three and nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022. The condensed consolidated balance sheet as of December 31, 2022, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.
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
(d) Concentration Risk
Most of the Company’s clients are located in the United States. Clients outside of the United States are concentrated in Europe.
For the three and nine months ended September 30, 2023 and 2022, the following client represented greater than 10% of the Company’s service revenue:

Client	Service revenue percentage
	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
A	19%	22%	19%	23%
As of September 30, 2023 and December 31, 2022, the following clients represented greater than 10% of the Company’s accounts receivable:

	Accounts receivable percentage
Client	September 30, 2023	December 31, 2022
A	17%	17%
B	10%	13%
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

3. Business Combination
On April 15, 2022 (the "Closing Date"), the Company completed the acquisition of 100% of the equity interests of Parsec d.o.o. and Q Experience d.o.o. (collectively, "heloo") for $35.4 million. The former shareholders of heloo are also eligible to receive contingent earn-out payments not to exceed €20 million, based on performance compared to prescribed EBITDA targets outlined in the purchase agreement during each of the one year periods ending April 30, 2023 and 2024, respectively. The total fair value of remaining contingent earn-out payments was determined to be immaterial and $14.9 million as of September 30, 2023 and December 31, 2022, respectively, based on a Monte Carlo simulation model, utilizing a discounted payout analysis based on probabilities and timing of achieving the prescribed targets. Since these payments were contingent on future service conditions, they were recognized as compensation expense ratably over the required service period. Since the service conditions have been met, future changes will be based only on updates to the expected achievement. The Company recognized compensation expense related to the contingent earn-out payments included in selling, general, and administrative expenses of $(0.1) million and $7.9 million for the three and nine months ended September 30, 2023, respectively, and $3.6 million and $5.0 million for the three and nine months ended September 30, 2022. The Company paid $18.3 million related to the contingent earn-out during the nine months ended September 30, 2023, which is included in net cash provided by operating activities. The Company paid $0.1 million related to holdback cash consideration during the nine months ended September 30, 2023, which is included in payments for deferred business acquisition consideration.
4. Revenue from Contracts with Customers
Disaggregation of Revenue
The Company's revenues are derived from contracts with customers related to business outsourcing services that it provides. The following table presents the breakdown of the Company’s revenues by service offering:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Digital Customer Experience	$145,952	$151,474	$454,004	$478,625
Trust and Safety	48,687	43,910	134,494	136,093
AI Services	30,987	36,746	101,603	103,551
Service revenue	$225,626	$232,130	$690,101	$718,269
The majority of the Company’s revenues are derived from contracts with customers who are located in the United States. However, the Company delivers its services from geographies outside of the United States. The following table presents the breakdown of the Company’s revenues by geographical location, based on where the services are provided from:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Philippines	$126,419	$127,507	$380,539	$371,909
United States	32,421	49,040	116,318	202,444
India	29,379	27,057	86,617	74,692
Rest of World	37,407	28,526	106,627	69,224
Service revenue	$225,626	$232,130	$690,101	$718,269
Contract Balances
Accounts receivable, net of allowance for doubtful accounts includes $79.8 million and $80.8 million of unbilled revenues as of September 30, 2023 and December 31, 2022, respectively.
5. Forward Contracts and Fair Value Measurement
The Company transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency exchange rate risk. During 2023 and 2022, the Company entered into foreign currency exchange rate forward contracts, with three commercial banks as the counterparties, with maturities of generally 12 months or less, to reduce the volatility of cash flows primarily related to forecasted costs denominated in Philippine pesos and Indian rupees. In addition, the Company utilizes foreign currency exchange rate contracts to mitigate foreign currency exchange rate risk associated with foreign currency-denominated assets and liabilities, primarily intercompany balances. The Company does not use foreign currency exchange rate contracts for trading purposes. The exchange rate forward contracts entered into by the Company are not designated as hedging instruments. Any gains or losses resulting from changes in the fair value of these contracts are recognized in other expense, net in the statements of operations.

The forward contract receivable (payable) resulting from changes in fair value was recorded under prepaid expenses and other current assets (accounts payable and accrued liabilities).
The following table presents the Company's settled forward contracts and realized and unrealized losses (gains) associated with derivative contracts:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Notional amount of settled forward contracts in Philippine pesos	$46,800	$51,247	$175,050	$139,646
Notional amount of settled forward contracts in Indian rupees	11,447	—	18,545	—
Total notional amount of settled forward contracts	$58,247	$51,247	$193,595	$139,646
Realized losses (gains) from settlement of forward contracts	$(3,386)	$4,474	$(3,561)	$8,017
Unrealized losses on forward contracts	$7,669	$6,070	$6,020	$13,522
The following table presents the Company's outstanding forward contracts:

(in thousands)	September 30, 2023	December 31, 2022
Notional amount of outstanding forward contracts in Philippine pesos	$133,618	$175,050
Notional amount of outstanding forward contracts in Indian rupees	35,298	—
Total notional amount of outstanding forward contracts	$168,916	$175,050
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

For financial statement presentation purposes, the Company offsets assets and liabilities for forward contracts with the same counterparty that it has the right and intent to net settle upon maturity; however, it does not offset assets and liabilities under master netting arrangements that it does not intend to net settle. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value, at September 30, 2023 and December 31, 2022:

	September 30, 2023
	Fair value measurements using			Total Gross Fair Value	Effect of Counter-party Netting	Net Amounts on Balance Sheet	Effect of Master Netting Arrangements	Net Amounts
(in thousands)	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets
Forward contracts receivable	$—	$62	$—	$62	$—	$62	$(62)	$—
Liabilities
Forward contracts payable	$—	$4,286	$—	$4,286	$—	$4,286	$(62)	$4,224

	December 31, 2022
	Fair value measurements using			Total Gross Fair Value	Effect of Counter-party Netting	Net Amounts on Balance Sheet	Effect of Master Netting Arrangements	Net Amounts
(in thousands)	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets
Money market funds	$6,069	$—	$—	$6,069	$—	$6,069	$—	$6,069
Forward contracts receivable	$—	$4,845	$—	$4,845	$(518)	$4,327	$(1,778)	$2,549
Liabilities
Forward contracts payable	$—	$3,049	$—	$3,049	$(518)	$2,531	$(1,778)	$753
The Company’s derivatives are carried at fair value using various pricing models that incorporate observable market inputs, such as interest rate yield curves and currency rates, which are Level 2 inputs. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the counterparty or by the Company.
6. Property and Equipment, net
The components of property and equipment, net as of September 30, 2023 and December 31, 2022 were as follows:

(in thousands)	September 30, 2023	December 31, 2022
Leasehold improvements	$65,331	$53,950
Technology and computers	100,842	95,189
Furniture and fixtures	6,446	6,173
Construction in process	3,173	4,640
Other property and equipment	13,550	10,828
Property and equipment, gross	189,342	170,780
Accumulated depreciation	(114,847)	(95,727)
Property and equipment, net	$74,495	$75,053
The Company’s principal operations are in the Philippines where the majority of property and equipment resides under its wholly owned subsidiaries. The table below presents the Company’s total property and equipment by geographic location as of September 30, 2023 and December 31, 2022:

(in thousands)	September 30, 2023	December 31, 2022
Philippines	$33,462	$42,153
United States	8,618	9,136
India	19,209	15,482
Rest of World	13,206	8,282
Property and equipment, net	$74,495	$75,053

7. Goodwill and Intangibles
The changes in the carrying amount of goodwill during the period were as follows:

(in thousands)
Balance as of December 31, 2022	$217,382
Foreign currency translation	(212)
Balance as of September 30, 2023	$217,170
The components of intangible assets as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023			December 31, 2022
(in thousands)	Intangibles, Gross	Accumulated Amortization	Intangibles, Net	Intangibles, Gross	Accumulated Amortization	Intangibles, Net
Customer relationships	$251,433	$(81,817)	$169,616	$251,539	$(68,987)	$182,552
Trade names	42,219	(14,199)	28,020	42,222	(11,986)	30,236
Other intangibles	372	(372)	—	410	(205)	205
Total	$294,024	$(96,388)	$197,636	$294,171	$(81,178)	$212,993
8. Long-Term Debt
The balances of current and noncurrent portions of debt consist of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023			December 31, 2022
(in thousands)	Current	Noncurrent	Total	Current	Noncurrent	Total
Term Loan	$6,750	$260,550	$267,300	$3,712	$265,613	$269,325
Less: Debt financing fees	(378)	(1,104)	(1,482)	(378)	(1,388)	(1,766)
Total	$6,372	$259,446	$265,818	$3,334	$264,225	$267,559
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
The 2022 Revolving Credit Facility provides the Company with access to a $15.0 million letter of credit facility and a $15.0 million swing line facility, each of which, to the extent used, reduces borrowing availability under the 2022 Revolving Credit Facility. The 2022 Revolving Credit Facility terminates on September 7, 2027. As of September 30, 2023, we had no balance outstanding and $190.0 million of borrowing availability under the 2022 Revolving Credit Facility.
Borrowings under the 2022 Credit Agreement, with the exception of swing line borrowings, bear interest, at our option, either at (i) an adjusted Term Secured Overnight Financing Rate ("SOFR rate") plus a margin of 2.25% per annum, subject to a Term SOFR rate floor of 0.00% or (ii) an alternative base rate plus a margin of 1.25% per annum, subject to an alternative base rate floor of 1.00%. Any borrowings under the swing line will be subject to the base rate. The 2022 Revolving Credit Facility also requires a commitment fee of 0.40% per annum of undrawn commitments to be paid quarterly in arrears. We have elected to pay interest on borrowings under the 2022 Term Loan Facility based on the SOFR rate. The interest rate in effect for the 2022 Term Loan Facility as of September 30, 2023 was 7.674% per annum.
The 2022 Credit Agreement contains a financial covenant requiring compliance with a maximum total net leverage ratio and certain other covenants, including, among other things, covenants restricting additional borrowings, investments (including acquisitions) and distributions. We were in compliance with all debt covenants as of September 30, 2023. Substantially all assets of our direct wholly owned subsidiary TU MidCo, Inc., its wholly owned subsidiary, TU BidCo, Inc. and its material wholly owned domestic subsidiaries are pledged as collateral under the 2022 Credit Agreement, subject to certain customary exceptions.

9. Leases
The following table presents operating lease costs recorded to cost of services:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Operating lease costs - Cost of services	$4,266	$3,739	$12,801	$11,351
Operating lease costs recorded to selling, general, and administrative expenses were immaterial.
The following table presents the weighted average remaining lease term and weighted average discount rate for the Company's operating leases as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Weighted average remaining lease term	3.7 years	4.1 years
Weighted average discount rate	6.0%	5.3%
The following table presents supplemental cash flow information related to the Company's operating leases:

	Nine months ended September 30,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$12,487	$10,822
ROU assets obtained in exchange for operating lease liabilities	14,725	7,041
The future lease payments on the Company's operating lease liabilities as of September 30, 2023 were as follows:

(in thousands)
2023-remainder of year	$4,471
2024	16,128
2025	13,661
2026	8,704
2027	5,189
Thereafter	3,774
Total lease payments	51,927
Less: imputed interest	(5,688)
Total lease liabilities	$46,239

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
On February 23, 2022, a purported class action lawsuit captioned Lozada v. TaskUs, Inc. et al., No. 22-cv-1479-JPC, was filed in the United States District Court for the Southern District of New York against the Company, our Chief Executive Officer, our President, and our Chief Financial Officer. The complaint alleges that the registration statement filed in connection with the Company’s IPO and the Company’s second and third quarter 2021 earnings calls contained materially false and misleading information in violation of the federal securities laws. On October 20, 2022, the Court entered an order appointing Humberto Lozada as lead plaintiff in the lawsuit. On December 16, 2022, lead plaintiff filed an amended complaint, alleging additional misstatements in certain of the Company’s 2021 earnings releases filed on Form 8-K and at an investor conference, and asserting additional securities claims, including against members of TaskUs’s board of directors as well as BCP FC Aggregator L.P. The complaint seeks unspecified damages and an award of costs and expenses, including reasonable attorneys’ fees, as well as equitable relief. We believe that the lawsuit is without merit and intend to defend the lawsuit vigorously. On February 17, 2023, TaskUs filed a motion to dismiss, which is currently pending. On September 28, 2023, the court heard oral argument on the motion to dismiss. On September 29, 2023, the court issued a stay of this action. On October 16, 2023, the plaintiffs voluntarily dismissed with prejudice certain claims based on certain theories of liability. On October 17, 2023, the Court lifted the stay of the action. We cannot predict at this point the length of time that this action will be ongoing or the liability, if any, which may arise therefrom.
The Company is currently defending two lawsuits that present in large degree the same legal or factual issues, with allegations that are similar in nature. We believe that these two lawsuits are without merit and intend to defend each vigorously. We cannot predict at this point the length of time that these actions will be ongoing or the liability, if any, which may arise therefrom. As these actions are still in preliminary phases, any potential loss or impact on financial position or results of operations cannot yet be estimated:
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

11. Stock-Based Compensation
The following table summarizes the stock option and restricted stock unit ("RSU") activity for the nine months ended September 30, 2023:

	Options		RSUs
	Number of options	Weighted - average exercise price	Number of RSUs	Weighted - average grant date fair value
Outstanding at January 1, 2023	7,723,711	$12.98	3,895,224	$28.00
Granted	770,937	$18.11	1,671,414	$17.03
Exercised or released	(140,216)	$3.95	(1,105,514)	$25.68
Forfeited, cancelled or expired	(741,741)	$7.61	(360,702)	$25.25
Outstanding at September 30, 2023	7,612,691	$14.19	4,100,422	$24.39
The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2023 was $8.85. There were 3,373,417 performance stock units ("PSUs") outstanding at January 1, 2023 and September 30, 2023.
The following table summarizes the components of stock-based compensation expense recognized for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Cost of services	$687	$1,149	$2,602	$2,689
Selling, general, and administrative expense	13,146	15,077	39,735	52,075
Total	$13,833	$16,226	$42,337	$54,764
As of September 30, 2023, there was $10.2 million, $44.2 million and $3.0 million of unrecognized compensation expense related to the Company’s unvested stock options, RSUs and PSUs, respectively, that is expected to be recognized over a weighted-average period of 1.0 year, 1.3 years and 1.4 years.
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
The Company recorded provision for income taxes of $4.6 million and $3.9 million in the three months ended September 30, 2023 and 2022, respectively. The effective tax rate was 31.8% and 42.1% for the three months ended September 30, 2023 and 2022, respectively.
The Company recorded provision for income taxes of $17.9 million and $12.3 million in the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate was 37.9% and 33.2% for the nine months ended September 30, 2023 and 2022, respectively. The difference between the effective tax rate and the 21% federal statutory rate in the nine months ended September 30, 2023 was primarily due to nondeductible compensation of officers and Global Intangible Low-Taxed Income ("GILTI") inclusion. The difference between the effective tax rate and the 21% federal statutory rate in the nine months ended September 30, 2022 was primarily due to GILTI inclusion, tax benefits of income tax holidays in foreign jurisdiction, nondeductible earn-out consideration and nondeductible compensation of officers.
13. Earnings Per Share
The Company has Class A common stock and Class B common stock outstanding. Because the only difference between the two classes of common stock are related to voting, transfer and conversion rights, the Company has not presented earnings per share under the two-class method, as earnings per share are the same for both Class A common stock and Class B common stock.

The following table summarizes the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share data)	2023	2022	2023	2022
Numerator:
Net income	$9,772	$5,365	$29,413	$24,680
Denominator:
Weighted-average common shares outstanding – basic	92,480,316	98,299,612	95,522,026	97,854,944
Effect of dilutive securities	1,554,795	3,620,801	2,207,204	5,218,264
Weighted-average common shares outstanding – diluted	94,035,111	101,920,413	97,729,230	103,073,208
Net income per common share:
Basic	$0.11	$0.05	$0.31	$0.25
Diluted	$0.10	$0.05	$0.30	$0.24
The Company excluded 6,487,091 and 5,809,048 potential common stock equivalents from the computation of diluted EPS for the three and nine months ended September 30, 2023, respectively, and 3,486,107 and 2,696,701 potential common stock equivalents from the computation of diluted EPS for the three and nine months ended September 30, 2022, respectively, because the effect would have been anti-dilutive. There were 5,208,719 and 4,657,008 potential common stock equivalents outstanding as of September 30, 2023 and 2022, respectively, with market conditions which were not met at that date, that were excluded from the calculation of diluted EPS.

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
This Quarterly Report includes certain historical consolidated financial and other data for TaskUs, Inc. ("we," "us," "our" or the "Company"). The following discussion provides a narrative of our results of operations and financial condition for the three and nine months ended September 30, 2023 and 2022. India, which was previously included in Rest of World, is now reported separately within revenue disaggregation by geographical location. As a result, the comparison of service revenue by delivery geography for the three and nine months ended September 30, 2022 has been recast for comparability.
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
Recent Financial Highlights
For the three months ended September 30, 2023, we recorded service revenue of $225.6 million, a 2.8% decrease from $232.1 million for the three months ended September 30, 2022. For the nine months ended September 30, 2023, we recorded service revenue of $690.1 million, a 3.9% decrease from $718.3 million for the nine months ended September 30, 2022.

Net income for the three months ended September 30, 2023 increased to $9.8 million from $5.4 million for the three months ended September 30, 2022. This increase is due primarily to the impact of foreign currency exchange rate changes, as well as lower earn-out consideration, lower stock-based compensation expense, and cost optimization, partially offset by rising interest rates. Adjusted Net Income for the three months ended September 30, 2023 decreased 16.3% to $30.0 million from $35.8 million for the three months ended September 30, 2022. Adjusted EBITDA for the three months ended September 30, 2023 decreased 4.6% to $52.9 million from $55.5 million for the three months ended September 30, 2022. Adjusted Net Income and Adjusted EBITDA are non-GAAP financial measures. For definitions and reconciliations to net income, the most directly comparable measure in accordance with GAAP, see "Non-GAAP Financial Measures."
Net income for the nine months ended September 30, 2023 increased to $29.4 million from $24.7 million for the nine months ended September 30, 2022. This increase is due primarily to the impact of foreign currency exchange rate changes as well as lower stock-based compensation expense and cost optimization, partially offset by rising interest rates, higher income taxes and earn-out consideration. Adjusted Net Income for the nine months ended September 30, 2023 decreased 13.9% to $94.3 million from $109.5 million for the nine months ended September 30, 2022. Adjusted EBITDA for the nine months ended September 30, 2023 decreased 1.5% to $162.8 million from $165.3 million for the nine months ended September 30, 2022.
The operating results in any period are not necessarily indicative of the results that may be expected for any future period.

2023 Developments
Macroeconomic Trends
Macroeconomic factors, including global economic and geopolitical developments, increased inflation rates, interest rate increases, and foreign currency exchange rate changes, have direct and indirect impacts on our results of operations that are difficult to isolate and quantify. Due to market uncertainty and potential recession or other economic challenges, many of our customers have increased their focus on cost reduction resulting in certain customers electing to shift work from our onshore locations to our offshore delivery locations, partnering with service providers to find cost-efficient arrangements, or reducing vendor spend across the board. These factors contributed to a deceleration in our revenue growth rate and an increase in our operating costs. We expect some or all of these factors to continue to impact our operations in the near term; however, we believe that the increased cost focus also creates meaningful opportunities with both new and existing clients.
Cost management and financial flexibility
During the nine months ended September 30, 2023, we continued to focus on cost management and financial flexibility. We reviewed our cost structure in order to drive efficiencies across functions. While we incurred certain costs associated with these changes, including severance in some cases, we believe these actions will have long-term benefits to the goal of enabling our future growth and profitability. We generated net cash flow from operating activities of $103.9 million and Free Cash Flow of $81.0 million, respectively.
Generative AI
Generative AI, including Large Language Models (“LLMs”), has developed significantly in recent years and has had further advancement in 2023. We believe this technology has the potential to impact most industries, including business process outsourcing, further automating simple, repeatable tasks, and even streamlining some more sophisticated workflows. Certain of our clients have begun experimenting with this technology. As this technology develops, demand for certain service offerings could decrease, further reducing our clients' spend, which could have a negative impact on our revenue.
We also believe that this technology will provide new opportunities and workflows. We have historically differentiated our value proposition with a frontline first culture, which aligns with and allows us to be an extension of our clients’ brands, as well as our focus on driving efficiency, seeking opportunities to eliminate simple, routine work so our teammates can deliver higher value services. We have been using Generative AI for nearly two years and believe the future of this technology is one of augmentation rather than automation, enabling our talented teammates to leverage these tools and continue to meaningfully improve client outcomes and operational efficiencies. During the nine months ended September 30, 2023, we launched TaskGPT, a next generation customer support technology, enabling rapid expansion and enhancements to our customer service capabilities by leveraging AI technology.
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
•Digital Customer Experience: We believe that there may be a decrease in volumes of certain workflows; however, there may also be revenue opportunities for systems integrators and service providers to build, integrate and deploy this technology. We have launched a consultative model that helps leading enterprises innovate by building new capabilities powered by Generative AI across a spectrum of tasks, from automating the routine to assisting in creative work. TaskUs consults with companies to drive customer engagement, improve customer service and enhance operations through the use of technology.

Results of Operations
Comparison of the Three Months Ended September 30, 2023 and 2022
The following tables set forth certain historical consolidated financial information for the three months ended September 30, 2023 and 2022:

	Three months ended September 30,		Period over Period Change
(in thousands, except %)	2023	2022	($)	(%)
Service revenue	$225,626	$232,130	$(6,504)	(2.8)%
Operating expenses:
Cost of services	130,139	134,544	(4,405)	(3.3)%
Selling, general, and administrative expense	57,114	62,348	(5,234)	(8.4)%
Depreciation	9,762	9,428	334	3.5%
Amortization of intangible assets	5,027	5,087	(60)	(1.2)%
Loss (gain) on disposal of assets	640	(8)	648	NM
Total operating expenses	202,682	211,399	(8,717)	(4.1)%
Operating income	22,944	20,731	2,213	10.7%
Other expense, net	2,895	7,612	(4,717)	(62.0)%
Financing expenses	5,712	3,859	1,853	48.0%
Income before income taxes	14,337	9,260	5,077	54.8%
Provision for income taxes	4,565	3,895	670	17.2%
Net income	$9,772	$5,365	$4,407	82.1%
NM = not meaningful
Service revenue
Service revenue for the three months ended September 30, 2023 and 2022 was $225.6 million and $232.1 million, respectively. Service revenue for the three months ended September 30, 2023 decreased by $6.5 million, or 2.8%, when compared to the three months ended September 30, 2022.
Service revenue by service offering
The following table presents the breakdown of our service revenue by service offering for each period:

	Three months ended September 30,		Period over Period Change
(in thousands, except %)	2023	2022	($)	(%)
Digital Customer Experience	$145,952	$151,474	$(5,522)	(3.6)%
Trust and Safety	48,687	43,910	4,777	10.9%
AI Services	30,987	36,746	(5,759)	(15.7)%
Service revenue	$225,626	$232,130	$(6,504)	(2.8)%
The period over period declines in Digital Customer Experience and AI Services contributed 2.4% and 2.5%, respectively, partially offset by growth in Trust and Safety which contributed a 2.1% reduction, of the total decrease of 2.8% for the three months ended September 30, 2023.
The 3.6% decline in Digital Customer Experience was primarily driven by a decrease from existing clients in On Demand Travel + Transportation, Social Media and FinTech. These decreases were partially offset by an increase from existing clients in Technology and new clients in Retail + E-Commerce and FinTech.
The 10.9% growth in Trust and Safety was primarily driven by an increase from existing clients in On Demand Travel + Transportation and new clients in FinTech, partially offset by a decrease from existing clients in FinTech.
The 15.7% decline in AI Services was primarily driven by a decrease from existing clients in Social Media and On Demand Travel + Transportation.
Service revenue by delivery geography
We deliver our services from multiple locations around the world; however, the majority of our service revenues are derived from contracts that require payment in United States dollars, regardless of whether the clients are located in the United States.

The following table presents the breakdown of our service revenue by geographical location, based on where the services are provided, for each period:

	Three months ended September 30,		Period over Period Change
(in thousands, except %)	2023	2022	($)	(%)
Philippines	$126,419	$127,507	$(1,088)	(0.9)%
United States	32,421	49,040	(16,619)	(33.9)%
India	29,379	27,057	2,322	8.6%
Rest of World	37,407	28,526	8,881	31.1%
Service revenue	$225,626	$232,130	$(6,504)	(2.8)%
Revenue generated from services provided from our delivery sites in the Philippines declined primarily from declines in two of our service offerings. Digital Customer Experience contributed 2.3% of the total decrease primarily driven by clients in On Demand Travel + Transportation and FinTech, partially offset by clients in Technology. AI Services contributed 2.2% of the total decrease primarily driven by clients in Social Media. These decreases were mostly offset by a 3.6% increase contributed by Trust and Safety primarily driven by clients in FinTech and On Demand Travel + Transportation.
Revenue generated from services provided from our delivery sites in the United States declined primarily from declines in all three of our service offerings. Digital Customer Experience contributed 22.6% of the total decrease primarily driven by clients in Social Media, FinTech and Entertainment + Gaming. Trust and Safety contributed 6.3% of the total decrease primarily driven by clients in FinTech. AI Services contributed 5.0% of the total decrease primarily driven by clients in On Demand Travel + Transportation and Social Media.
Revenue generated from services provided from our delivery sites in India grew primarily from expansion in two of our service offerings. Trust and Safety contributed 14.4% of the total increase primarily driven by clients in On Demand Travel + Transportation. The increase was partially offset by a 3.8% decrease contributed by Digital Customer Experience driven by clients in On Demand Travel + Transportation, partially offset by clients in Technology, and a 2.0% decrease by AI Services.
Revenue generated from services provided from our delivery sites in the Rest of World grew from expansion in Digital Customer Experience. Digital Customer Experience contributed 32.9% of the total increase primarily driven by clients in FinTech, Retail + E-Commerce, Entertainment + Gaming, On Demand Travel + Transportation and HealthTech, partially offset by clients in Social Media. The increase was partially offset by a 1.4% decrease contributed by Trust and Safety and a 0.4% decrease contributed by AI Services. Growth in the Rest of World was led by Latin America.
Operating expenses
Cost of services
Cost of services for the three months ended September 30, 2023 and 2022 was $130.1 million and $134.5 million, respectively. Cost of services for the three months ended September 30, 2023 decreased by $4.4 million, or 3.3%, when compared to the three months ended September 30, 2022. The decrease was primarily driven by lower personnel costs of $3.4 million, including the impact of certain clients electing to shift work from the United States to the Philippines and India. The remaining decrease included a reduction of costs previously incurred while transitioning to a hybrid model.
Selling, general, and administrative expense
Selling, general, and administrative expense for the three months ended September 30, 2023 and 2022 was $57.1 million and $62.3 million, respectively. Selling, general, and administrative expense for the three months ended September 30, 2023 decreased by $5.2 million, or 8.4%, when compared to the three months ended September 30, 2022. The decrease was primarily driven by lower personnel costs of $5.7 million, due primarily to a reduction in earn-out compensation and stock-based compensation expense, as well as the impact of optimization efforts as we drive efficiencies across functions. The remaining decrease was associated with our optimization efforts, including lower insurance expense based on renegotiated rates, as well as bad debt expense. These decreases were partially offset by higher software and travel costs.
Loss (gain) on disposal of assets
Loss on disposal of assets for the three months ended September 30, 2023 was $0.6 million, associated with optimizing our footprint in the United States.

Other expense, net
Other expense, net for the three months ended September 30, 2023 and 2022 was $2.9 million and $7.6 million, respectively. Changes are driven by our exposure to foreign currency exchange risk resulting from our operations in foreign geographies, primarily the Philippines, offset by economic hedges using foreign currency exchange rate forward contracts. See Part I, Item 3., "Quantitative and Qualitative Disclosures About Market Risk" in this Quarterly Report for additional information on how foreign currency impacts our financial results.
Financing expenses
Financing expense for the three months ended September 30, 2023 and 2022 was $5.7 million and $3.9 million, respectively. Changes in financing expense are primarily driven by the rate of SOFR and LIBOR used to calculate the interest rate of our debt, as well as additional borrowings during 2022.
Provision for income taxes
Provision for income taxes for the three months ended September 30, 2023 and 2022 was $4.6 million and $3.9 million, respectively. The effective tax rate for the three months ended September 30, 2023 and 2022 was 31.8% and 42.1%, respectively. Costs related to the issuance of stock-based compensation and costs related to the acquisition of heloo within the provision for income taxes calculation are adjusted for Non-GAAP purposes. If those costs are removed, the provision for income taxes would have been $7.5 million and $6.4 million and the effective tax rate would have been 26.5% and 20.9% for the three months ended September 30, 2023 and 2022, respectively.
Comparison of the Nine Months Ended September 30, 2023 and 2022
The following tables set forth certain historical consolidated financial information for the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,		Period over Period Change
(in thousands, except %)	2023	2022	($)	(%)
Service revenue	$690,101	$718,269	$(28,168)	(3.9)%
Operating expenses:
Cost of services	401,455	419,364	(17,909)	(4.3)%
Selling, general, and administrative expense	179,583	195,514	(15,931)	(8.1)%
Depreciation	29,502	27,986	1,516	5.4%
Amortization of intangible assets	15,276	14,765	511	3.5%
Loss (gain) on disposal of assets	772	(18)	790	NM
Total operating expenses	626,588	657,611	(31,023)	(4.7)%
Operating income	63,513	60,658	2,855	4.7%
Other expense, net	34	16,042	(16,008)	(99.8)%
Financing expenses	16,141	7,665	8,476	110.6%
Income before income taxes	47,338	36,951	10,387	28.1%
Provision for income taxes	17,925	12,271	5,654	46.1%
Net income	$29,413	$24,680	$4,733	19.2%
NM = not meaningful
Service revenue
Service revenue for the nine months ended September 30, 2023 and 2022 was $690.1 million and $718.3 million, respectively. Service revenue for the nine months ended September 30, 2023 decreased by $28.2 million, or 3.9%, when compared to the nine months ended September 30, 2022.
Service revenue by service offering
The following table presents the breakdown of our service revenue by service offering for each period:

	Nine months ended September 30,		Period over Period Change
(in thousands, except %)	2023	2022	($)	(%)
Digital Customer Experience	$454,004	$478,625	$(24,621)	(5.1)%
Trust and Safety	134,494	136,093	(1,599)	(1.2)%
AI Services	101,603	103,551	(1,948)	(1.9)%
Service revenue	$690,101	$718,269	$(28,168)	(3.9)%

The year over year declines in Digital Customer Experience, Trust and Safety, and AI Services contributed 3.4%, 0.2%, and 0.3% respectively, of the total decrease of 3.9% for the nine months ended September 30, 2023.
The 5.1% decline in Digital Customer Experience was primarily driven by a decrease from existing clients in FinTech, Social Media and HealthTech. These decreases were partially offset by an increase from existing clients in Technology and Entertainment + Gaming, as well as new clients in Retail + E-Commerce, FinTech, Technology, HealthTech and On Demand Travel + Transportation.
The 1.2% decline in Trust and Safety was primarily driven by a decrease from existing clients in Social Media and FinTech. These decreases were mostly offset by an increase from existing clients in On Demand Travel + Transportation, Entertainment + Gaming, Technology and Retail + E-Commerce, as well as new clients in FinTech.
The 1.9% decline in AI Services was primarily driven by a decrease from existing clients in Social Media and HealthTech, partially offset by an increase from existing clients in Entertainment + Gaming and new clients in HealthTech.
Service revenue by delivery geography
We deliver our services from multiple locations around the world; however, the majority of our service revenues are derived from contracts that require payment in United States dollars, regardless of whether the clients are located in the United States.
The following table presents the breakdown of our service revenue by geographical location, based on where the services are provided, for each period:

	Nine months ended September 30,		Period over Period Change
(in thousands, except %)	2023	2022	($)	(%)
Philippines	$380,539	$371,909	$8,630	2.3%
United States	116,318	202,444	(86,126)	(42.5)%
India	86,617	74,692	11,925	16.0%
Rest of World	106,627	69,224	37,403	54.0%
Service revenue	$690,101	$718,269	$(28,168)	(3.9)%
Revenue generated from services provided from our delivery sites in the Philippines grew primarily from expansion in two of our service offerings, including the impact of certain clients electing to shift work from the United States. Trust and Safety contributed 5.4% of the total increase primarily driven by clients in Social Media, On Demand Travel + Transportation, FinTech and Technology. AI Services contributed 0.3% of the total increase. These increases were partially offset by a 3.4% decrease contributed by Digital Customer Experience primarily driven by clients in On Demand Travel + Transportation, FinTech, Retail + E-Commerce and HealthTech, partially offset by clients in Technology.
Revenue generated from services provided from our delivery sites in the United States declined primarily from certain of our clients electing to shift work from the United States to the Philippines and India as well as decreased spending from clients in FinTech, particularly crypto and equity trading clients. Digital Customer Experience contributed 24.7% of the total decrease primarily driven by clients in FinTech, Social Media, HealthTech and Entertainment + Gaming, partially offset by clients in On Demand Travel + Transportation and Technology. Trust and Safety contributed 15.5% of the total decrease primarily driven by clients in Social Media and FinTech. AI Services contributed 2.3% of the total decrease primarily driven by clients in Social Media, Retail + E-Commerce and On Demand Travel + Transportation, partially offset by clients in HealthTech.
Revenue generated from services provided from our delivery sites in India grew primarily from expansion in all three of our service offerings, including the impact of certain clients electing to shift work from the United States. Trust and Safety contributed 12.6% of the total increase primarily driven by clients in On Demand Travel + Transportation and Social Media. Digital Customer Experience and AI Services each contributed 1.7% of the total increase.
Revenue generated from services provided from our delivery sites in the Rest of World grew from expansion in all three of our service offerings. Digital Customer Experience contributed 53.1% of the total increase primarily driven by clients in FinTech, On Demand Travel + Transportation, Entertainment + Gaming and Retail + E-Commerce, partially offset by clients in Social Media. AI Services contributed 0.7% of the total increase. Trust and Safety contributed 0.2% of the total increase. Growth in the Rest of World was due to consistent growth across Latin America, Asia and Europe.

Operating expenses
Cost of services
Cost of services for the nine months ended September 30, 2023 and 2022 was $401.5 million and $419.4 million, respectively. Cost of services for the nine months ended September 30, 2023 decreased by $17.9 million, or 4.3%, when compared to the nine months ended September 30, 2022. The decrease was primarily driven by lower personnel costs of $16.6 million, including the impact of certain clients electing to shift work from the United States to the Philippines and India. The remaining decrease was associated with a reduction of costs previously incurred while transitioning to a hybrid model, and lower recruiting and professional development costs, partially offset by site expansions and certain teammates operating on-site.
Selling, general, and administrative expense
Selling, general, and administrative expense for the nine months ended September 30, 2023 and 2022 was $179.6 million and $195.5 million, respectively. Selling, general, and administrative expense for the nine months ended September 30, 2023 decreased by $15.9 million, or 8.1%, when compared to the nine months ended September 30, 2022. The decrease was primarily driven by lower personnel costs of $12.2 million, due primarily to a reduction in stock-based compensation expense and the impact of optimization efforts as we drive efficiencies across functions, partially offset by earn-out consideration recognized as compensation expense. The remaining decrease was associated with our optimization efforts, including reductions in recruiting and professional development costs, professional fees and services and lower insurance expense based on renegotiated rates, as well as bad debt expense. These decreases were partially offset by higher software and travel costs.
Depreciation
Depreciation for the nine months ended September 30, 2023 and 2022 was $29.5 million and $28.0 million, respectively. The increase in depreciation is a result of capital expenditures for leasehold improvements associated with site expansions.
Amortization of intangible assets
Amortization of intangible assets for the nine months ended September 30, 2023 and 2022 was $15.3 million and $14.8 million, respectively. The increase in amortization is due to the acquisition of heloo on April 15, 2022.
Loss (gain) on disposal of assets
Loss on disposal of assets for the nine months ended September 30, 2023 was $0.8 million, associated with optimizing our footprint in the United States.
Other expense, net
Other expense, net for the nine months ended September 30, 2023 and 2022 was immaterial and $16.0 million, respectively. Changes are driven by our exposure to foreign currency exchange risk resulting from our operations in foreign geographies, primarily the Philippines, offset by economic hedges using foreign currency exchange rate forward contracts. See Part I, Item 3., "Quantitative and Qualitative Disclosures About Market Risk" in this Quarterly Report for additional information on how foreign currency impacts our financial results.
Financing expenses
Financing expense for the nine months ended September 30, 2023 and 2022 was $16.1 million and $7.7 million, respectively. Changes in financing expense are primarily driven by the rate of SOFR and LIBOR used to calculate the interest rate of our debt and additional borrowings during 2022.
Provision for income taxes
Provision for income taxes for the nine months ended September 30, 2023 and 2022 was $17.9 million and $12.3 million, respectively. Our effective tax rate for the nine months ended September 30, 2023 and 2022 was 37.9% and 33.2%, respectively. Costs related to the issuance of stock-based compensation and costs related to the acquisition of heloo within the provision for income taxes calculation are adjusted for Non-GAAP purposes. If those costs are removed, the provision for income taxes would have been $22.9 million and $20.1 million and the effective tax rate would have been 23.0% and 20.8% for the nine months ended September 30, 2023 and 2022, respectively.

Revenue by Top Clients
The table below sets forth the percentage of our total service revenue derived from our largest clients for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Top ten clients	55%	56%	55%	58%
Top twenty clients	67%	70%	69%	72%
Our clients are part of the rapidly growing Digital Economy and they rely on our suite of digital solutions to drive their continued success. For our existing clients, we benefit from our ability to grow as they grow and to cross sell new solutions, further deepening our entrenchment.
For the three months ended September 30, 2023 and 2022, we generated 19% and 22%, respectively, of our service revenue from our largest client. For the nine months ended September 30, 2023 and 2022, we generated 19% and 23%, respectively, of our service revenue from our largest client.
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
The following table reconciles net income, the most directly comparable GAAP measure, to Adjusted Net Income for the three months ended September 30, 2023 and 2022:

	Three months ended September 30,		Period over Period Change
(in thousands, except %)	2023	2022	($)	(%)
Net income	$9,772	$5,365	$4,407	82.1%
Amortization of intangible assets	5,027	5,087	(60)	(1.2)%
Transaction costs(1)	—	39	(39)	(100.0)%
Earn-out consideration(2)	(53)	3,648	(3,701)	NM
Foreign currency losses(3)	3,494	7,713	(4,219)	(54.7)%
Loss (gain) on disposal of assets	640	(8)	648	NM
Severance costs(4)	60	—	60	NM
Stock-based compensation expense(5)	13,946	16,430	(2,484)	(15.1)%
Tax impacts of adjustments(6)	(2,925)	(2,469)	(456)	18.5%
Adjusted Net Income	$29,961	$35,805	$(5,844)	(16.3)%
Net Income Margin(7)	4.3%	2.3%
Adjusted Net Income Margin(7)	13.3%	15.4%
NM = not meaningful

(1)	Represents professional service fees related to the acquisition of heloo in 2022.
(2)	Represents earn-out consideration recognized as compensation expense related to the acquisition of heloo.
(3)	Realized and unrealized foreign currency losses include the effect of fair market value changes of forward contracts and remeasurement of U.S. dollar-denominated accounts to foreign currency.
(4)	Represents severance payments as a result of certain cost optimization measures we undertook during the period to restructure support roles.
(5)	Represents stock-based compensation expense associated with equity-classified awards, as well as associated payroll tax.
(6)	Represents tax impacts of adjustments to net income which resulted in a tax benefit during the period, including stock-based compensation expense and earn-out consideration.
(7)	Net Income Margin represents net income divided by service revenue and Adjusted Net Income Margin represents Adjusted Net Income divided by service revenue.

The following table reconciles net income, the most directly comparable GAAP measure, to Adjusted Net Income for the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,		Period over Period Change
(in thousands, except %)	2023	2022	($)	(%)
Net income	$29,413	$24,680	$4,733	19.2%
Amortization of intangible assets	15,276	14,765	511	3.5%
Transaction costs(1)	245	588	(343)	(58.3)%
Earn-out consideration(2)	7,863	4,976	2,887	58.0%
Foreign currency losses(3)	1,316	16,367	(15,051)	(92.0)%
Loss (gain) on disposal of assets	772	(18)	790	NM
Severance costs(4)	1,628	821	807	98.3%
Stock-based compensation expense(5)	42,725	55,160	(12,435)	(22.5)%
Tax impacts of adjustments(6)	(4,944)	(7,827)	2,883	(36.8)%
Adjusted Net Income	$94,294	$109,512	$(15,218)	(13.9)%
Net Income Margin(7)	4.3%	3.4%
Adjusted Net Income Margin(7)	13.7%	15.2%
NM = not meaningful

(1)	Represents professional service fees related to the acquisition of heloo in 2022 and other non-recurring transactions.
(2)	Represents earn-out consideration recognized as compensation expense related to the acquisition of heloo.
(3)	Realized and unrealized foreign currency losses include the effect of fair market value changes of forward contracts and remeasurement of U.S. dollar-denominated accounts to foreign currency.
(4)	Represents severance payments as a result of certain cost optimization measures we undertook during the period to restructure support roles.
(5)	Represents stock-based compensation expense associated with equity-classified awards, as well as associated payroll tax.
(6)	Represents tax impacts of adjustments to net income which resulted in a tax benefit during the period, including stock-based compensation expense and earn-out consideration.
(7)	Net Income Margin represents net income divided by service revenue and Adjusted Net Income Margin represents Adjusted Net Income divided by service revenue.
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
The following table reconciles GAAP diluted EPS, the most directly comparable GAAP measure, to Adjusted EPS for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
GAAP diluted EPS	$0.10	$0.05	$0.30	$0.24
Per share adjustments to net income(1)	0.22	0.30	0.66	0.82
Adjusted EPS	$0.32	$0.35	$0.96	$1.06

Weighted-average common shares outstanding – diluted	94,035,111	101,920,413	97,729,230	103,073,208

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
The following table reconciles net income, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the three months ended September 30, 2023 and 2022:

	Three months ended September 30,		Period over Period Change
(in thousands, except %)	2023	2022	($)	(%)
Net income	$9,772	$5,365	$4,407	82.1%
Provision for income taxes	4,565	3,895	670	17.2%
Financing expenses	5,712	3,859	1,853	48.0%
Depreciation	9,762	9,428	334	3.5%
Amortization of intangible assets	5,027	5,087	(60)	(1.2)%
EBITDA	$34,838	$27,634	$7,204	26.1%
Transaction costs(1)	—	39	(39)	(100.0)%
Earn-out consideration(2)	(53)	3,648	(3,701)	NM
Foreign currency losses(3)	3,494	7,713	(4,219)	(54.7)%
Loss (gain) on disposal of assets	640	(8)	648	NM
Severance costs(4)	60	—	60	NM
Stock-based compensation expense(5)	13,946	16,430	(2,484)	(15.1)%
Adjusted EBITDA	$52,925	$55,456	$(2,531)	(4.6)%
Net Income Margin(6)	4.3%	2.3%
Adjusted EBITDA Margin(6)	23.5%	23.9%
NM = not meaningful

(1)	Represents professional service fees related to the acquisition of heloo in 2022.
(2)	Represents earn-out consideration recognized as compensation expense related to the acquisition of heloo.
(3)	Realized and unrealized foreign currency losses include the effect of fair market value changes of forward contracts and remeasurement of U.S. dollar-denominated accounts to foreign currency.
(4)	Represents severance payments as a result of certain cost optimization measures we undertook during the period to restructure support roles.
(5)	Represents stock-based compensation expense associated with equity-classified awards, as well as associated payroll tax.
(6)	Net Income Margin represents net income divided by service revenue and Adjusted EBITDA Margin represents Adjusted EBITDA divided by service revenue.
The following table reconciles net income, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,		Period over Period Change
(in thousands, except %)	2023	2022	($)	(%)
Net income	$29,413	$24,680	$4,733	19.2%
Provision for income taxes	17,925	12,271	5,654	46.1%
Financing expenses	16,141	7,665	8,476	110.6%
Depreciation	29,502	27,986	1,516	5.4%
Amortization of intangible assets	15,276	14,765	511	3.5%
EBITDA	$108,257	$87,367	$20,890	23.9%
Transaction costs(1)	245	588	(343)	(58.3)%
Earn-out consideration(2)	7,863	4,976	2,887	58.0%
Foreign currency losses(3)	1,316	16,367	(15,051)	(92.0)%
Loss (gain) on disposal of assets	772	(18)	790	NM
Severance costs(4)	1,628	821	807	98.3%
Stock-based compensation expense(5)	42,725	55,160	(12,435)	(22.5)%
Adjusted EBITDA	$162,806	$165,261	$(2,455)	(1.5)%
Net Income Margin(6)	4.3%	3.4%
Adjusted EBITDA Margin(6)	23.6%	23.0%
NM = not meaningful

(1)	Represents professional service fees related to the acquisition of heloo in 2022 and other non-recurring transactions.
(2)	Represents earn-out consideration recognized as compensation expense related to the acquisition of heloo.
(3)	Realized and unrealized foreign currency losses include the effect of fair market value changes of forward contracts and remeasurement of U.S. dollar-denominated accounts to foreign currency.
(4)	Represents severance payments as a result of certain cost optimization measures we undertook during the period to restructure support roles.
(5)	Represents stock-based compensation expense associated with equity-classified awards, as well as associated payroll tax.
(6)	Net Income Margin represents net income divided by service revenue and Adjusted EBITDA Margin represents Adjusted EBITDA divided by service revenue.

Free Cash Flow
Free Cash Flow is a non-GAAP liquidity measure that represents our ability to generate additional cash from our business operations. Free Cash Flow is calculated as net cash provided by operating activities in the period minus cash used for purchase of property and equipment in the period. Our management believes that the inclusion of this non-GAAP measure, when considered with our GAAP results, provides management and investors with an additional understanding of our ability to generate additional cash for ongoing business operations and other capital deployment
Free Cash Flow (excluding payment for earn-out consideration) is a non-GAAP liquidity measure that represents Free Cash Flow before the payment of earn-out consideration which would hinder comparison of the performance of our business on a period-over-period basis or with other businesses. Our management believes that the inclusion of this supplementary adjustment to Free Cash Flow is appropriate to provide additional information to investors about this unusual item that we do not expect to continue at the same level in the future.
The following table reconciles net cash provided by operating activities, the most directly comparable GAAP measure, to Free Cash Flow and Free Cash Flow (excluding payment for earn-out consideration) for the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,
	2023	2022
Net cash provided by operating activities	$103,895	$114,464
Purchase of property and equipment	(22,904)	(36,010)
Free Cash Flow	$80,991	$78,454
Payment for earn-out consideration	18,341	—
Free Cash Flow (excluding payment for earn-out consideration)	$99,332	$78,454
Conversion of Adjusted EBITDA(1)	49.7%	47.5%
Conversion of Adjusted EBITDA (excluding payment for earn-out consideration)(1)	61.0%	47.5%

(1)
Conversion of Adjusted EBITDA represents Free Cash Flow divided by Adjusted EBITDA. Conversion of Adjusted EBITDA (excluding payment for earn-out consideration) represents Free Cash Flow (excluding payment for earn-out consideration) divided by Adjusted EBITDA.

Liquidity and Capital Resources
As of September 30, 2023, our principal sources of liquidity were cash and cash equivalents totaling $114.6 million, which were held for working capital purposes, as well as the borrowing availability under the 2022 Revolving Credit Facility of $190.0 million.
As of September 30, 2023, our total indebtedness, net of debt financing fees was $265.8 million. The interest rate in effect for the 2022 Term Loan Facility as of September 30, 2023 was 7.674% per annum. We were in compliance with all debt covenants as of September 30, 2023. See Note 8, "Long-Term Debt" in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our debt.
During the nine months ended September 30, 2023, we repurchased 8,155,067 shares of our Class A common stock under the share repurchase program for $92.7 million, which we funded principally with available cash. On May 8, 2023, the Company announced that the Board of Directors of the Company authorized a $100.0 million increase to the Company’s share repurchase program, increasing the total authorization to $200.0 million, with the total amount remaining available after the increase being exclusive of any commissions, fees or excise taxes. As of September 30, 2023, approximately $76.5 million remained available for share repurchases under our share repurchase program.
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

Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated:

	Nine months ended September 30,
(in thousands)	2023	2022
Net cash provided by operating activities	$103,895	$114,464
Net cash used in investing activities	(23,904)	(59,245)
Net cash provided by (used in) financing activities	(96,334)	12,854
Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2023 was $103.9 million compared to net cash provided by operating activities of $114.5 million for the nine months ended September 30, 2022. Net cash provided by operating activities for the nine months ended September 30, 2023 reflects net income of $29.4 million, as well as the add back for non-cash charges totaling $94.1 million, partially offset by changes in operating assets and liabilities of $19.6 million. Non-cash charges primarily consisted of $42.3 million in stock-based compensation expense, $29.5 million of depreciation and $15.3 million of amortization related to intangibles. Net cash provided by operating activities for the nine months ended September 30, 2022 reflects net income of $24.7 million, as well as the add back for non-cash charges totaling $112.7 million, primarily driven by $54.8 million in stock-based compensation expense, $28.0 million of depreciation, $14.8 million of amortization related to intangibles and $13.5 million of unrealized foreign exchange losses on forward contracts. These changes were partially offset by changes in operating assets and liabilities of $22.9 million.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2023 was $23.9 million compared to net cash used in investing activities of $59.2 million for the nine months ended September 30, 2022. Purchase of property and equipment decreased primarily due to certain employees returning to the office driving higher utilization of equipment. Net cash used in investing activities for the nine months ended September 30, 2022 included the acquisition of heloo, net of cash received.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2023 was $96.3 million compared to net cash provided by financing activities of $12.9 million for the nine months ended September 30, 2022. Net cash used in financing activities for the nine months ended September 30, 2023 consisted primarily of payments to acquire shares under our share repurchase program. Net cash provided by financing activities for the nine months ended September 30, 2022 consisted primarily of proceeds from the 2022 Credit Facilities, borrowings from our 2019 Revolving Credit Facility and proceeds from employee stock plans, partially offset by payments on long-term debt, including the repayment of all outstanding borrowings under the 2019 Credit Facilities, payments to acquire shares under our share repurchase program, payments for taxes related to net share settlement of equity awards and payments for debt financing fees.
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

Foreign Currency Risk
Our exposure to market risk arises principally from exchange rate risk. Although substantially all of our revenues are denominated in U.S. dollars, a substantial portion of our expenses were incurred and paid in the Philippine peso and Indian rupee in the nine months ended September 30, 2023 and 2022. We also incur expenses in U.S. dollars, and currencies of the other countries in which we have operations. The exchange rates among the Philippine peso, Indian rupee and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future.
The average exchange rate of the Philippine peso against the U.S. dollar increased from 53.56 pesos during the nine months ended September 30, 2022 to 55.48 pesos during the nine months ended September 30, 2023, representing a depreciation of the Philippine peso of 3.6%. Based upon our level of operations during the nine months ended September 30, 2023, and excluding any forward contract arrangements that we had in place during that period, a 10% appreciation/depreciation in the Philippine peso against the U.S. dollar would have increased or decreased our expenses incurred and paid in the Philippine peso by approximately $27.7 million or $22.7 million, respectively, in the nine months ended September 30, 2023.
The average exchange rate of the Indian rupee against the U.S. dollar increased from 77.31 rupees during the nine months ended September 30, 2022 to 82.35 rupees during the nine months ended September 30, 2023, representing a depreciation of the Indian rupee of 6.5%. Based upon our level of operations during the nine months ended September 30, 2023, a 10% appreciation/depreciation in the Indian rupee against the U.S. dollar would have increased or decreased our expenses incurred and paid in the Indian rupee by approximately $6.8 million or $5.6 million, respectively, in the nine months ended September 30, 2023.
In order to mitigate our exposure to foreign currency fluctuation risks and minimize the earnings and cash flow volatility associated with forecasted transactions denominated in certain foreign currencies, and economically hedge our intercompany balances and other monetary assets and liabilities denominated in currencies other than functional currencies, we enter into foreign currency forward contracts. These derivatives have not been designated as hedges under ASC Topic 815, Derivatives and Hedging ("ASC 815"). Changes in the fair value of these derivatives are recognized in the consolidated statements of operations and are included in other expense, net.
For the three and nine months ended September 30, 2023, the realized gains of $3.4 million and $3.6 million, respectively, resulting from the settlement of forward contracts were included within other expense, net.
For the three and nine months ended September 30, 2023, we had outstanding forward contracts. The forward contract receivable (payable) resulting from changes in fair value was recorded under prepaid expenses and other current assets (accounts payable and accrued liabilities). For the three and nine months ended September 30, 2023, the unrealized losses on the forward contracts of $7.7 million and $6.0 million, respectively, were included within other expense, net.
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
Interest Rate Risk
Our exposure to market risk is influenced by the changes in interest rates paid on any outstanding balance on our borrowings, mainly under our 2022 Credit Facilities. All of our borrowings outstanding under the 2022 Credit Facilities as of September 30, 2023 accrue interest at SOFR plus 2.25%. Our total principal balance outstanding as of September 30, 2023 was $267.3 million. Based on the outstanding balances and interest rates under the 2022 Credit Facilities as of September 30, 2023, a hypothetical 10% increase or decrease in SOFR would cause an increase or decrease in interest expense of approximately $1.4 million over the next 12 months.
Credit Risk
As of September 30, 2023, we had accounts receivable, net of allowance for doubtful accounts, of $179.1 million, of which $49.7 million was owed by two of our clients. Collectively, these clients represented approximately 27% of our gross accounts receivable as of September 30, 2023.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, the design and operation of the our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
During the three months ended September 30, 2023, our purchases of Class A common stock were as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2023 through July 31, 2023	1,490,514	$11.74	1,490,514	$107,256
August 1, 2023 through August 31, 2023	1,943,930	10.36	1,943,930	87,121
September 1, 2023 through September 30, 2023	1,107,539	9.59	1,107,539	76,496
Total	4,541,983	10.62	4,541,983

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

(2)	Average price paid per share excludes commissions and other costs associated with the repurchases.
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

TASKUS, INC.
(Registrant)

Date:	November 7, 2023	By:	/s/ Balaji Sekar
Balaji Sekar
Chief Financial Officer
(Principal Financial Officer)
(Authorized Signatory)

Date:	November 7, 2023	By:	/s/ Steven Amaya
Steven Amaya
Senior Vice President—Finance
(Principal Accounting Officer)