Form 10-K
period 2023-12-31
TaskUs, Inc.
filed 2024-03-08
CIK 1829864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $265.7 million, based on the closing price reported on such date as reported by the Nasdaq Stock Market LLC.
As of February 29, 2024, the registrant had 18,634,258 shares of Class A common stock and 70,032,694 shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders are incorporated herein by references in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2023.

i

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
•Utilization of artificial intelligence by our clients or our failure to incorporate artificial intelligence into our operations could adversely affect our business, reputation, or financial results.
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
•We may face difficulties as we expand our operations into countries or industries in which we have no prior operating experience and in which we may be subject to increased business, economic and regulatory risks that could impact our results of operations.
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

Website and Social Media Disclosure
We use our website (www.taskus.com) and our social media outlets, such as Facebook, Instagram, LinkedIn, TikTok, YouTube, X (formerly known as Twitter) and Threads as channels of distribution of Company information. The information we post through these channels may be deemed material. Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s website at ir.taskus.com, its Facebook page at facebook.com/TaskUs/, its Instagram page at instagram.com/taskus/, its LinkedIn page at linkedin.com/company/taskus/, its TikTok page at tiktok.com/@taskusinc, its YouTube account at youtube.com/c/Taskus/, its X account at twitter.com/taskus and its Threads account at threads.net/@taskus. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the “Email Alerts” section of our investor relations website at ir.taskus.com. The contents of our website and social media channels are not, however, a part of this Annual Report.
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
•“Employee Net Promoter Score” or “eNPS” refers to a percentage, expressed as a numerical value from -100 to 100, to gauge employee satisfaction based on our internal employee satisfaction survey, using the question “How likely are you to recommend TaskUs to a friend or colleague?” on a 0 to 10 scale. Responses of nine or ten are considered “promoters” and responses of six or less are considered “detractors.” The percentage of respondents who are detractors is subtracted from the percentage of respondents who are promoters, and the resulting percentage is the Employee Net Promoter Score. eNPS for a given period reflects all employee satisfaction survey responses received during that period. TaskUs runs its eNPS survey approximately every six months.
•“Headcount” refers to the total number of TaskUs teammates globally as of the end of a given measurement period, including contractor and agency teammates who support our Croatian operations.
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

Part I
Item 1. Business
Overview
We are a provider of outsourced digital services and next-generation customer experience to the world’s most innovative companies, helping our clients represent, protect and grow their brands. We serve our clients to support their end customers’ urgent needs, navigate an increasingly-complex compliance landscape, handle sensitive tasks, including online content moderation and enable artificial intelligence technology and automation. As of December 31, 2023, we served nearly 200 clients spanning established and emerging industry segments, including e-commerce, FinTech, food delivery and ride sharing, gaming, Technology, HealthTech, social media and streaming media.
Our global, omni-channel delivery model is focused on providing our clients three key services – Digital Customer Experience (“Digital CX”), Trust and Safety and Artificial Intelligence (“AI”) Services.
Our delivery model is tailored to meet the needs of modern businesses and digital re-inventors. Our cloud-based technology infrastructure is designed to enable clients to set up operations quickly and seamlessly and allows clients to outsource many of their core processes throughout their company lifecycle. We use data science, process automation and transformation, and generative AI to achieve technology-driven efficiency gains.
We believe that our distinctive culture which prioritizes investments in the training, well-being, and financial success of our frontline employees helps us attract, develop, and retain talent while differentiating our services to better serve our clients. As we have expanded across the globe, we strive to champion our vision of operational excellence through an employee-centric culture everywhere we operate. As of December 31, 2023, our worldwide Headcount totaled approximately 48,200 people across 28 sites in 12 countries delivering services in more than 30 languages.
Solutions and Services
The TaskUs platform is purpose-built and organized around three service offerings: Digital Customer Experience, Trust and Safety and Artificial Intelligence Services. For the fiscal year ended December 31, 2023, Digital Customer Experience, Trust and Safety and Artificial Intelligence Services represented 66%, 20% and 14%, respectively, of our total service revenue of $924.4 million compared to 66%, 19% and 15%, respectively, of our total service revenue of $960.5 million for the year ended December 31, 2022.
We aim to bolster our portfolio of highly complementary service capabilities by integrating consultative expertise, process automation, and technology that further expand our value proposition to clients. This may include evaluating M&A opportunities to expand into higher value, specialized services, gain vertical market expertise, or additional capabilities and technologies.
Digital Customer Experience
Our digitally native service offerings enable us to utilize lower cost non-voice channels. We leverage chat, social, in-app support, SMS, and in-platform solutions and apply an “automation first” mentality to our client engagements. In 2023, 83% of our Digital CX revenues were generated from non-voice, digital channels or omni-channel services, while the remaining 17% were generated purely from voice channels; even our pure voice work is supported by cloud-based and generative AI infrastructure.
Our Digital Customer Experience solutions include:
Omni-Channel Customer Care: Protecting and maintaining our clients’ brands makes up a significant portion of our Digital CX services. We differentiate our performance with our focus on driving efficiency, based on frontline insights and advanced analytics, and our culture of employee engagement which enhances the customer experience they provide.
Learning Experience: TaskUs provides the curricula, training processes, e-Learning systems, and programs that enable global brands to scale operations, make impactful decisions, build smarter process flows and create high-performing teams.
New Product or Market Launches: We support our clients’ in-house teams delivering key market insights, speed and agility, and frontline feedback on the true customer experience so they can adapt and win quickly in new initiatives.
Sales and Customer Acquisition: TaskUs supports outbound sales, lead research, lead generation, appointment setting, new customer outreach and activation, retention, and advanced customer conversion from free and low cost subscription/product offerings to offerings of higher value and profitability.
TaskUs Digital CX Consulting: TaskUs provides a suite of services to our clients that need assistance designing their customer experience programs and optimizing their operating environments, including Digital CX strategy, operational excellence and technology assessment & recommendations.

Trust and Safety
As a result of government regulations and cultural norms, online platforms must maintain increasingly distinct content policies in different geographies which are dynamically updated in response to the latest threats and evolving bad actor behavior. Our Trust and Safety organization partners with clients to apply best practices to policy development and distribution, product design, quality, and training.
Trust and Safety consists of two primary areas of service: Content Moderation and Risk and Response.
Content Moderation
Content Moderation pertains to the review and disposition of user and advertiser generated content, which may include removal or labeling of policy violating, offensive or misleading content. We may rely on certain technology to remove content that is commonly understood to be objectionable; however, as a result of increasingly complex policies, decisions are often ambiguous. Our Content Moderation experts possess deep domain knowledge, as well as broad cultural and market expertise, which helps them discern context, parse novel slang, and identify images that have been modified to intentionally avoid detection.
Highlights of our Content Moderation services include:
TaskUs Wellness + Resiliency Department: follows a preventative care approach, leveraging existing best practices in the fields of mental health care, medicine, and occupational health and safety to inform the type, scope and degree of offerings available to our teammates. We offer the following:
•Global Life Coaching: We partner with employees in their pursuit of personal well-being through transformative coaching conversations.
•The Resiliency Studio: A psychological health and safety program providing innovative interventions to bolster brain health and equip individuals with the tools to cope with the unique challenges they may encounter.
•Division of Wellness + Resiliency Research: A dedicated team focused on behavioral health to advance teammates’ mental health and well-being through innovative research and comprehensive data collection.
•Wellness Technology: We specialize in assessing, creating, and deploying culturally competent and comprehensive well-being tools.
Risk and Response
Risk and Response pertains to services designed to protect end users, detect and eliminate fraud, address unwanted user activity, and manage regulatory compliance.
Our Risk and Response services include:
•Identity: We help safeguard client platforms while accounting for and servicing know-your-customer (“KYC”) and know-your-business (“KYB”) requirements. We verify the identity of new users, sellers, merchants, and other third parties like hosts and drivers, and support the due diligence process for businesses and higher-risk customers.
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
Artificial Intelligence Services
We first began supporting AI applications over a decade ago. Today, our AI Services have increased in sophistication and complexity as AI applications have evolved in emerging industries, such as generative AI, where we have invested in specialized skills and digital innovation to meet growing demand.
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

Examples of the applications that Data Annotation powers include:
Computer Vision: Algorithms which allow a computer to interpret and analyze the visual world simulating the human eye requires millions of high-quality labeled images. For mission critical applications, such as autonomous vehicles, these images often must be labeled down to a single pixel.
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
Beyond Data Annotation: We have begun moving up the value chain in AI Services to troubleshooting and remediation of AI applications online and in the field. Our generative AI services span a wide range of reinforcement learning from human feedback tasks to support the development of multimodal Large Language Models (“LLMs”).
Sales and Go-To-Market
*Deal duration reflects the number of days between the creation of an opportunity in our opportunity management system and when a contract is signed or lost. This includes opportunities for both New Clients and Existing Clients.

Deep Domain Expertise: Our Sales and Client Services teams are organized in industry verticals which allows us to develop deep domain expertise to better attract and grow with clients, understand their pain points, and provide superior solutions. We develop thesis-led prospecting strategies, and apply a multi-faceted pipeline generation process to drive engagement with our target clients. We invite them to our conferences, share value-added content, and host them at events to build genuine relationships as trusted advisors.
Effective and Highly Efficient: We maintain an effective and efficient sales operating model by using industry-leading tools and an offshore sales support model. Vertically aligned business development representatives triage marketing qualified leads, perform outbound outreach to prospects and generate opportunity pipeline while our sales executives focus on deal closure and value delivery. These teams take advantage of skilled proposal, marketing and demand generation resources offshore for support. We believe this approach lowers the total cost of our sales function and creates repeatability and sustainability by maintaining the entire sales funnel at all times.
New Client Wins and Current Client Growth: We leverage our deep domain expertise and highly effective sales team to continue to diversify our client base and add more enterprise-class brands to our portfolio. We won 47 new clients in 2023, achieving a new client win rate of 35%. As our clients grow in size, and the complexity of their outsourcing needs increases, we believe we have an opportunity to increase the addressable spend available to TaskUs, including partnering with clients to optimize their outsourcing spend and cross-selling our full portfolio of services. In 2023, 58 current clients signed new statements of work with us.
Expanding our Addressable Market: We use our strong reputation and expertise serving the digital economy to attract new innovators and enterprise-class brands looking to transform. TaskUs has advanced its recognition and positioning with leading industry analysts and advisors, whom many enterprise buyers turn to for feedback early in their buying journey. We have complemented our sales team with seasoned talent, experienced in selling into enterprise markets, and invested in additional resources and programs to attract and capture new business opportunities with traditional enterprise-class brands. We are deploying this same model as we explore new end-client markets outside of the U.S., particularly in Europe and Asia, where we see demand for our services.
Delivery and Operations
TaskUs operations are designed for agility and scale. We are comfortable operating for growth-stage companies with little outsourcing experience, or taking on scaled operations from some of the world’s largest enterprises and technology companies which are highly standardized and outcome driven. We work with our clients to understand their objectives and design the most efficient process to meet and exceed these goals. In 2023, our cNPS was 73, where 83% of all respondents agreed or strongly agreed that their programs’ operational performance expectations are regularly met. To deliver to these standards we offer:
•Subject Matter Expertise: We have “SME” teams in each of our primary services.
•Project Management Organization: Our “PMO” is the linchpin between sales and operations, leading the launch process to plan, execute and deliver for client success.
•Modern Service Excellence: We use real-time dashboards and KPI management to meet and exceed our clients’ expectations. Our process discipline has allowed us to achieve multiple certifications and compliance standards including Service Organization Report (“SOC 2 Type 2”), ISO 27001, HITRUST and PCI-DSS.

•Agile Automation and Generative AI (TaskGPT): We continuously strive to improve our efficiency and quality with our own technology. Our Digital Innovation team focuses on rapid prototyping using lightweight technical solutions like browser based extensions, robotic process automation, and productivity and workflow analytics. We provide a suite of in-house tools, packaged as TaskGPT, harnessing the power of Generative AI to streamline our work for maximum efficiency.
•Data Science and Analytics: Our Business Intelligence teams apply data science to client data to drive insights back into our operations in a cycle of continuous improvement.
At the core of our operations are scaled teams of employees, our TaskUs teammates. These individuals ultimately determine the quality of service we provide our clients and, as such, we are passionate about the standards of our frontline teammates and our team leaders, the first level of management. Our agile operating structure, supported by centralized shared services based in the Philippines and India, allows us to serve our clients, and provide teammates flexibility, through various models:
On-site: We have organized our global operating model around our sites, which are run by operations leaders, who act as “Site CEOs.” Each of our sites has at least one leader on-site from each of our support functions, including Human Resources, Workforce Management and Information Technology. The combination of onsite leadership with scaled shared services allows us to support our Site CEO model in a cost effective manner and execute processes with the appropriate consistency globally while accounting for local nuance. This is our long-standing model where we surround our teammates with vibrant workspaces, on-site counseling services, daycare and on-site support to increase their performance and retention. This model is particularly important for certain clients and specialized services that require continued operation of physical sites, due to regulatory compliance or our clients’ preference.
Utilizing primarily offshore and near-shore markets is a central tenet of our service delivery strategy. Since 88% of our revenue in 2023 was delivered from non-voice, digital channels or omni-channel services, we are particularly well positioned to leverage an off-shore/near-shore model. The Philippines is our largest off-shore market with approximately 30,400 people, or 63%, of Headcount of approximately 48,200 people worldwide. We plan to continue expanding our geographic footprint to drive growth, which may include evaluating M&A opportunities. New geographies mean new languages and/or capabilities to offer to our clients and increasing opportunities to win new business, including clients headquartered in the new countries into which we have expanded. We have grown from 23 sites in 10 countries in 2021 to 28 locations in 12 countries in 2023.
Remote/Hybrid: We utilize an internally developed cloud-based operating model, Cirrus, which enables our employees to deliver services remotely. Our Cirrus strategy follows our client needs with some clients deciding to work 100% remotely and other clients utilizing a hybrid model. We have dedicated leadership in each geography to support our Cirrus model that allows employees to work from home predominantly, with sites for orientation, training and team activities. As of December 31, 2023, more than 45% of our teammates were working 100% remotely or utilizing a hybrid model.
Crowdsource: We also leverage TaskVerse, a centralized platform to source, recruit, and manage freelancers, or “Taskers,” from around the world. In addition to TaskUs teammates, Taskers take on tasks such as audio transcription, image annotation, and data collection, among others. With the ability to work flexible hours from anywhere, TaskVerse opens a new dimension to attract, access and engage with the best global talent. As AI becomes more sophisticated and its applications become more global it can require data sets that are annotated by people who speak various languages, come from varying backgrounds and cultures, or specialize in unique and highly in-demand skills. We believe that the TaskVerse platform could help us supplement our capabilities to meet these needs.

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
We continually work on our company culture like it is a product we sell in the market, by listening to our employees like we listen to our clients. We leverage this feedback to drive continuous improvement of our employee experience globally. Our primary employee-related metric is eNPS, the barometer we use to measure employee engagement. In 2023, our eNPS was 59, and 69% of our employees who participated rated us 9 or 10 on a scale of 10.
We believe happy employees deliver better results, and our ability to maintain high eNPS scores enables us to drive real business impact, including improved attendance and higher retention. The voluntary attrition rate for employees who were employed by TaskUs for more than 180 days was 25.2% for the year ended December 31, 2023.
Teammate Development
We invest heavily in our teammates' personal and career development. We believe that employees can be their best at work when they are happy, included, and empowered. Our frontline teammates are at the center of all our strategic initiatives in our career advancement programs. The following are the key tenets:
•Upskill teammates based on jobs to which they aspire.

•Provide a voluntary model based on self-initiative. We want to give our teammates the power to choose to invest in a career of their choice, at their own pace.
•Produce first-day-ready leaders to fuel the growth of the organization.
•Deliver self-paced learning, space for collaboration, and skill libraries for peer-to-peer learning via a digital ecosystem.
•Mentor future leaders through a group or one-to-one program.
Diversity
At TaskUs, we take pride in our People First culture and core values, which are centered around Diversity, Equity, and Inclusion (“DEI”). We strongly believe that a team that embraces diversity of thought and perspective produces the best outcomes. Our goal is to create an environment where every team member feels valued and empowered to bring their authentic selves to work. By focusing on the pillars of DEI, we strive to foster innovation and drive business success. The key pillars of our DEI strategy consist of the following:
•Inclusive Hiring & Recruiting Strategies: Welcoming talent from all walks of life and sourcing talent from diverse backgrounds.
•Leadership & Global Development: Cultivating an environment that inspires inclusive practices for all and leadership to drive a thriving People First culture through a clear commitment to DEI. Setting the engagement from the top and actively championing inclusive decisions and/or practices.
•Environment & Culture: Fostering an environment that aligns our values with our business strategies and practices to create a DEI-inclusive environment that drives innovation, productivity and a powerful People First culture.
•Continuous Evaluation & Improvement: Consistently evaluating and gauging the effectiveness of DEI initiatives by analyzing data and gathering feedback to pinpoint areas for enhancement and propel advancement.
As of December 31, 2023, women made up 50% of our workforce and 47% of our managers at all levels.
Our Clients
As of December 31, 2023, we served nearly 200 clients, the majority of which are innovative technology companies in attractive, high growth industry verticals, including social media, e-commerce, gaming, streaming media, food delivery and ride sharing, Technology, FinTech and HealthTech. We work with a broad range of clients in different stages of their lifecycle, ranging from start-up companies to well-capitalized and established public companies with scaled operations. Many of our clients retain us on a non-exclusive basis. Our top 10 and top 20 clients accounted for 55% and 68% of our revenue for the fiscal year ended December 31, 2023, respectively. Our largest client, Meta, generated 19% of our revenue for the fiscal year ended December 31, 2023. We have multiple agreements across several lines of business with our largest client, which generally include a description of the services provided by TaskUs, invoicing and payment terms, the number of TaskUs employees to be assigned to a given campaign in each location in which the work is performed, our service level obligations, client obligations for providing headcount forecasting and notice in the event of changes in volume, and renewal and termination provisions, including termination for convenience subject to advance notice requirements of varying length. Under these agreements, our fees are generally subject to minimums and maximums, depending on whether the actual volume of services provided falls below or exceeds periodic volume forecasts provided by these clients.
Our Competition
We compete in a large, rapidly changing, and fragmented global market which includes onshore and offshore business process outsourcing providers, information technology service providers, consulting firms, and in-house departments of our target clients. We believe the principal competitive factors in our business include company culture; ability to act as partners and support innovation; quality of personnel and service; breadth of offering; scalability and global coverage; ability to apply technology to improve efficiency and quality; and pricing.
We identify emerging industry verticals or those going through transformative changes, and we find attractive sub-segments to address these clients’ needs. We have a demonstrated track record of scaling in the industries that we target. Unlike traditional outsourced providers, whose voice-based solutions largely cater to telecommunications, cable and financial services companies, we provide a global, omni-channel delivery model focused on supporting digital solutions. We believe companies choose TaskUs because of our deep expertise in working with the world’s most innovative companies, corporate culture, leading employee wellness programs, high quality teammates and strong employee engagement, understanding of complex and rapidly changing industry dynamics, differentiated tech-enabled offerings combined with value added consulting services, and proven ability to rapidly scale.

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
We have registered or are registering various trademarks and service marks in the United States and other countries. In some countries we also have common law rights to certain trademarks and service marks. Our ability to obtain trademark registrations varies from country to country, as does the duration of trademark and service mark registrations, which may generally be renewed indefinitely as long as the marks are in use and their registrations are properly maintained.
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

Tax
Several of our sites in the Philippines, India, Mexico and Croatia receive tax incentives based on our compliance with specific criteria. These benefits vary and may include income tax holidays, reduced income taxes, indirect tax exemptions, tax deductions, or tax credits. We track lapsing and developing opportunities as well as changing eligibility qualifications to comply, extend and apply for new incentives. While we believe the ability to meet the requirements to maintain these incentives is within our control, there can be no assurance that we will retain these benefits in the future.
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
We derive a substantial portion of our revenue from a few key clients who generally retain us across multiple service offerings. Our top five clients accounted for 41% of our revenue for the fiscal year ended December 31, 2023. Our top client accounted for an aggregate of 19% of our revenue for the fiscal year ended December 31, 2023, across multiple service offerings. The reduction in revenue or loss of all or a portion of our business with, or the failure to retain a significant amount of business with, any of our key clients could have a material adverse effect on our business, financial condition and results of operations.
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
•change in outsourcing strategy resulting in moving more work to the client’s in-house departments or to our competitors or transfer to a lower cost TaskUs support location;
•increasing reliance on technology and AI to improve customer experience and automate tasks;
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
Our continued growth depends on our ability to cost-effectively acquire new clients where there is a significant opportunity to expand our relationship in subsequent periods, including both high-growth, brand-defining consumer technology companies and companies in more traditional or regulated industries. Our ability to acquire new clients, in turn, depends on our ability to attract, train, retain and motivate sales and marketing personnel; remain competitive in our industry; anticipate and address the technological and geographic needs of our clients; and foster awareness of our services and our brand, among other factors. In addition, our ability to attract new clients in new industry verticals, new geographies and with respect to new services or solutions will depend on our ability to effectively train our sales and marketing personnel and develop effective strategies to communicate the value of our services to prospective clients in those industries and geographies.  Our clients operate in highly competitive industries that are subject to constant change and disruption. To the extent that our clients do not succeed, we will need to identify and attract new clients that we believe present opportunities for growth and expansions with TaskUs. We cannot guarantee that we will continue to identify or attract new clients, including high-growth, brand defining consumer technology companies or those in more traditional or regulated industries.
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
Any defects or errors or failure to meet clients’ expectations in the performance of our contracts could result in claims for substantial damages against us, particularly as we seek to deliver more complex services and support new clients in industries where we have less experience. Our contracts generally limit our liability for damages that arise from negligent acts, errors, mistakes or omissions in rendering services to our clients. However, we cannot be sure that these contractual provisions will protect us from liability for damages in the event we are sued. In certain circumstances, we have agreed to high liability limitations or unlimited liability for some claims, such as claims related to intellectual property infringement or data security breaches. Such claims for which we may be required to indemnify our clients, could be substantial. The successful assertion of one or more large claims against us in amounts greater than those covered by our current insurance policies could materially adversely affect our business, financial condition and results of operations. Even if such assertions against us are unsuccessful, we may incur reputational harm and substantial legal fees. In addition, a failure or inability to meet a contractual requirement could seriously damage our reputation and limit our ability to attract new business.
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
Utilization of artificial intelligence by our clients or our failure to incorporate artificial intelligence into our operations could adversely affect our business, reputation, or financial results.
Generative AI has developed significantly in recent years and continues to advance. We believe this technology has the potential to impact most industries, including business process outsourcing, further automating simple, repeatable tasks, and even streamlining some more sophisticated workflows. Certain of our clients have begun experimenting with this technology. As this technology develops, demand for certain service offerings could decrease, further reducing our clients’ spend, which could have a negative impact on our revenue.

Additionally, in order to remain competitive, we have invested in generative AI in pursuit of new opportunities and workflows. Although we have been using generative AI for over two years and believe the future of this technology is one of augmentation in addition to automation, enabling our talented teammates to leverage these tools and continue to meaningfully improve client outcomes and operational efficiencies, there can be no assurance that we will successfully develop and employ AI initiatives. A failure to realize on our investments in AI may adversely impact our client engagements, and have a material adverse impact on our business. Moreover, other risks related to the use of AI include the possibility of new or enhanced governmental or regulatory scrutiny, litigation, or other legal liability, ethical concerns, negative client perceptions as to automation and AI, or other complications that could adversely affect our business, reputation, or financial results. Further, we face significant competition from other companies that are developing their own AI products and technologies. Those other companies may develop AI products and technologies that are similar or superior to our technologies or are more cost-effective to develop and deploy.
Our business prospects will suffer if we are unable to continue to anticipate our clients’ needs by adapting to market and technology trends, investing in technology as it develops, and adapting our services and solutions to changes in technology and client expectations.
The use of technology in our industry has expanded and changed rapidly and is expected to continue to do so. Our business depends, in part, upon our ability to develop and implement solutions that anticipate and keep pace with continuing changes in technology, industry standards and client preferences. We may incur significant expenses in an effort to keep pace with client preferences for technology or to gain a competitive advantage through technological expertise or new technologies.
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
Our growth and profitability will depend on our ability to develop and adopt new services and solutions that expand our existing offerings by leveraging new technological trends and cost efficiencies in our operations, while meeting rapidly evolving client expectations. As technology evolves, more tasks currently performed by our team members may be replaced by automation, robotics, AI, chatbots and other technological advances, which puts our lower-skill tier one customer care offerings at risk. These technology innovations could potentially reduce our business volumes and related revenues, unless we are successful in adapting and deploying them profitably.
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
Further, as we continue to evaluate new solutions and services for our clients, including AI initiatives, these new solutions or services, or the third-party components we use to provide such solutions, may contain or introduce cybersecurity threats or vulnerabilities to our clients’ information technology networks. Our clients may maintain their own proprietary, sensitive, regulated or confidential information that could be compromised in a cybersecurity attack or incident, or their systems may be disabled or disrupted as a result of such an attack or incident. Our clients, regulators, or other third parties may attempt to hold us liable, through contractual indemnification clauses or directly, for any such losses or damages resulting from such an attack.

Trust and Safety, including content monitoring and moderation services, is a large portion of our business. The long-term impacts on the mental health and well-being of our employees doing this work are unknown. This work may lead to stress disorders and may create liabilities for us. This work is also subject to significant press and regulatory scrutiny. As a result, we may be subject to negative publicity or liability, or face difficulties recruiting and retaining employees, any of which could have an adverse effect on our reputation, business, financial condition and results of operations.
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
Our business, and those of our clients, are subject to laws related to content moderation in some jurisdictions. In the United States, the Communications Decency Act (“CDA”) Section 230 provides protection to those who provide “interactive computer services” (e.g., websites and social media platforms) from being liable for the speech of their users (with certain exceptions). The law also shields interactive computer services from civil liability for a good faith action voluntarily taken to restrict access to or availability of content that the provider or user considers to be obscene, lewd, lascivious, filthy, excessively violent, harassing, or otherwise objectionable, whether or not such material is constitutionally protected. The content moderation that is both required and permitted by CDA Section 230 is currently a topic of significant debate in the United States, with some taking the position that interactive computer services are using CDA Section 230 to censor speech, and others taking the position that not enough action is being taken to remove Prohibited Content. As a result of our content moderation business, we risk being part of this ongoing controversy, which could result in negative publicity and harm our ability to retain and attract clients, and negatively impact our business, financial condition and results of operations.

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
Because we have access to our clients’ sensitive and confidential information in the ordinary course of our business, our employees have engaged and could engage in criminal, fraudulent or other conduct prohibited by applicable law, client contracts or internal policy. Remote and hybrid work arrangements for many of our employees reduces our ability to monitor employee conduct and elevates the risk of our employees engaging in such conduct undetected by us. For example, employees may exfiltrate data from client systems by using cameras to photograph their computer screens or provide unauthorized users with access to our and clients’ computer systems. Since transitioning to remote work arrangements, we have detected increased incidence of attempted employee fraud. For example, certain of our employees have abused their access to client systems to confer benefits, such as credits for our clients’ services, on themselves or their associates, improperly collected sensitive customer data such as credit card or other payment information and engaged in other malfeasance, which has in certain cases resulted in harm to our relationships with impacted clients. Although we terminate employees when our investigations establish misconduct and have implemented measures designed to identify and deter such misconduct, such as fraud prevention training, there can be no assurance that such measures will prevent or detect further employee misconduct. If our employees, or third parties, including contractors and consultants, use their access to our and our clients’ systems as a conduit for criminal activity or other misconduct, our clients and their customers may not consider our services and solutions safe and trustworthy, and we could receive negative press coverage or other public attention as a result. Such loss of trust and negative publicity could cause our existing clients to terminate or reduce the scope of their dealings with us and harm our ability to attract new clients, which would have an adverse effect on our business and results of operations. Further, we may be subject to claims of liability by our clients or their customers based on the misconduct or malfeasance of our employees, and our insurance policies may not cover all potential claims to which we are exposed or indemnify us for all liability.
Global economic and political conditions, especially in the social media and meal delivery and transport industries from which we generate significant revenue, could adversely affect our business, results of operations, financial condition and prospects.
Our results of operations may vary based on the impact of changes in the global economy and political environment on us and our clients. While it is often difficult to predict the impact of general economic and political conditions on our business, unfavorable economic or political conditions could adversely affect the demand for some of our clients’ products and services and, in turn, could cause a decline in the demand for our services and solutions and materially adversely affect our revenues, financial condition and results of operations. We derive a significant portion of our revenues from consumer technology companies located in the United States. In particular, a substantial portion of our clients are concentrated in the social media, meal delivery and transport industries. The transportation, hospitality, entertainment, e-commerce, FinTech (including cryptocurrency) and retail industries are particularly sensitive to the economic environment, and tend to decline during general economic downturns. In the past we have experienced, and may in the future experience, substantial variation in revenues from our consumer technology clients, including our FinTech (including cryptocurrency) clients. Our business growth largely depends on continued demand for our services and solutions from clients in these industries and other industries that we may target in the future, as well as on trends in these industries to purchase such services and solutions or to move such services and solutions in-house.
In addition, as many of our clients are venture-backed technology companies that have not yet attained profitability, our clients may be particularly susceptible to economic downturns, especially if economic or financial conditions impair their ability to access continued funding. If the U.S. economy weakens or slows, or a negative or an uncertain political climate persists, pricing for our services and solutions may be depressed and our clients may reduce or postpone their spending significantly, which may, in turn, lower the demand for our services and solutions and negatively affect our revenues and profitability.

Our business is heavily dependent upon our international operations, particularly in the Philippines and India, and any disruption to those operations would adversely affect us.
Our business and future growth depend largely on continued demand for our services performed in the Philippines and the United States. During the fiscal year ended December 31, 2023, we derived 55% of our revenue from work performed in the Philippines, 16% of our revenue from work performed in the United States and 13% of our revenue from work performed in India. The Philippines has experienced political instability, acts of natural disaster, such as typhoons and flooding, and the occasional health and security threat and continues to be at risk of similar and other events that may disrupt our operations. In addition, we have benefited from many policies of the Government of India and the Indian state government in the state in which we operate which are designed to promote foreign investment. There is no assurance that such policies will continue. Various factors, such as changes in the central or state governments, could trigger significant changes in India’s economic liberalization and deregulation policies and disrupt business and economic conditions in India generally and our business in particular. We also conduct operations in Mexico, Taiwan, Ireland, Greece, Croatia, Serbia, Colombia, Malaysia and other international locations which are subject to various risks germane to those locations.
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
•health pandemics or epidemics;
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
In addition, the Russian invasion of Ukraine and resulting sanctions and other measures imposed in response thereto have increased the level of economic and political uncertainty in Eastern Europe and worldwide. Similarly, ongoing tensions between Israel and other states in the Middle East region as well as within Israel and the Palestinian territories has resulted in, and may in the future result in, conflict and regional instability. Although we do not have employees, facilities, or operations in Russia or Ukraine or Israel or Palestine, the continuation of conflicts or political expansion into surrounding geographic areas could directly impact us, our clients, vendors or subcontractors, which could impact our operations and financial performance. We continue to monitor the situations closely to ensure business continuity plans are in place for neighboring countries where we have a presence, but there can be no assurance that such plans will be effective.
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
We also strive to comply with applicable industry (including self-regulatory) standards and codes of conduct relating to privacy and information security, and are subject to the terms of our own privacy policies and privacy-related obligations to third parties. Any failure or perceived failure by us to comply with applicable industry standards and codes of conduct, our privacy policies, or our privacy-related obligations to third-parties, has in the past and may in the future result in litigation, regulatory investigations, fines, individual claims, commercial liabilities or other liabilities, as well as negative publicity and a potential loss of business. Further, although we generally obtain and rely on contractual representations that our clients are in compliance with applicable laws and regulations, any such failure or perceived failure by our clients with respect to their users, customers or other third parties, or any failure or perceived failure of our clients to follow their publicly posted privacy policies or other agreements with their users, customers, or other third parties, may result in similar consequences to them and, to the extent our work for such clients is associated with such failure or perceived failure, to us. Additionally, if third parties we work with violate applicable laws, our policies or other privacy or security-related obligations, such violations may also put our clients’ information at risk and could in turn have an adverse effect on our business. Governmental agencies may also request or take data for national security or informational purposes, and also can make data requests in connection with criminal or civil investigations or other matters, which could harm our reputation and our business.
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
A majority of our revenues are in U.S. Dollars and our costs are primarily in local currencies, including the U.S. Dollar, Philippine Peso, Indian Rupee, Mexican Peso, Colombian Peso, Euro and Taiwanese Dollar. While we utilize hedging contracts for some local currencies, an appreciation of local currencies against the U.S. Dollar would cause a net adverse impact to our profitability. Our exchange rate forward contracts are not designated hedges under Accounting Standards Codification Topic 815, Derivatives and Hedging. Because our financial statements are presented in U.S. Dollars and revenues are primarily generated in U.S. Dollars, whereas some portion of the cost is incurred in foreign currencies, any significant unhedged fluctuations in the currency exchange rates between the U.S. Dollar and the currencies of countries in which we incur costs in local currencies will affect our results of operations and financial statements. This may also affect the comparability of our financial results from period to period, as we convert our subsidiaries’ statements of financial position into U.S. Dollars from local currencies at the period-end exchange rate, and income and cash flow statements at average exchange rates for the year. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Trends and Factors Affecting our Performance.”

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
If any of our senior management team, key employees, sales executives or other key sales personnel joins a competitor or forms a competing company, we may lose clients, suppliers, know-how and staff members to them, and our revenue may be materially adversely affected. Additionally, there could be unauthorized disclosure or use of our technical knowledge, business practices or procedures by such personnel. Any non-competition, non-solicitation or non-disclosure agreements we have or might in the future have with our senior executives or key employees might not provide effective protection to us in light of legal uncertainties and jurisdictional variations associated with the enforceability of such agreements.

Risks Related to Macroeconomic, Geographical and Political Conditions
Our results of operations have been, and could in the future be, adversely affected by volatile, unfavorable or uncertain economic and political conditions, particularly in the markets in which our clients and operations are concentrated, and the effects of these conditions on our clients’ businesses.
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
Natural events, health pandemics or epidemics, infrastructure breakdowns, wars, widespread civil unrest, terrorist attacks and other acts of violence involving any of the countries in which we or our clients have operations could adversely affect our operations and client confidence.
Natural events (such as floods, volcanic eruptions, tsunamis and earthquakes), health pandemics or epidemics, wars, civil unrest, terrorist attacks and other acts of violence or war could result in significant worker absenteeism, increased attrition rates, lower asset utilization rates, voluntary or mandatory closure of our sites, our inability to meet dynamic employee health and safety requirements, our inability to meet contractual service levels for our clients, our inability to procure essential supplies, travel restrictions on our employees, and other disruptions to our business. For instance, the COVID-19 pandemic resulted in the mandatory closure of some of our sites and required us to implement a virtual operating model in 2020 and additional health and safety measures, which impacted our day-to-day operations and disrupted our business and the business of our clients. A natural disaster, catastrophic event or public health pandemic or epidemic could cause us or our clients to suspend all or a portion of their operations for a significant period of time, result in a permanent loss of resources, or require the relocation of personnel and material to alternate sites that may not be available or adequate. As was the case for the COVID-19 pandemic, the severity, magnitude and duration of such an event and its full economic consequences may be uncertain, rapidly change and pose an unpredictable ultimate impact on our business, financial condition and results of operations. Such events could also adversely affect global economies, worldwide financial markets and our clients’ levels of business activity and could potentially lead to economic recession, which could impact our clients’ purchasing decisions and reduce demand for our services and solutions and, consequently, adversely affect our business, financial condition, results of operations and cash flows.
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

Risks Related to Our Growth and Business Strategies
We may face difficulties as we expand our operations into countries or industries in which we have no prior operating experience and in which we may be subject to increased business, economic and regulatory risks that could impact our results of operations.
We have continued to expand our international operations in order to maintain an appropriate cost structure and meet our clients’ needs, which has included opening sites in new jurisdictions and providing our services and solutions in additional languages. We expect our continued expansion efforts will include expanding into countries other than those in which we currently operate and where we have less familiarity with local procedures. It may involve expanding into less developed countries, which may have less political, social or economic stability and less developed infrastructure and legal systems. Additionally, we expect our growth strategies to include expanding into industries where we have less prior operating experience and which may be subject to regulation with which we are less familiar. As we continue to expand our business into new countries or industries, we may encounter economic, regulatory, personnel, technological and other difficulties that increase our expenses or delay our ability to start up our operations or become profitable in such countries or industries. This may affect our relationships with our clients and could have an adverse effect on our business, financial condition, results of operations and prospects.
Any new markets, industries or countries in which we attempt to provide our services and solutions may not be receptive. In addition, our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. International expansion has required, and will continue to require, investment of significant funds and other resources. Operating internationally subjects us to new risks and may increase risks that we currently face, including risks associated with:
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
As we have continued in our relatively short history of operating at a large, global scale, we have not been able to sustain our past revenue growth rate or profitability, and we may not be able to return to our prior level of growth rate or profitability in the future.
Although we experienced rapid revenue growth in previous periods, we have not been able maintain that level of revenue growth in the most recent fiscal year and may not be able to return to our prior level of revenue growth or profitability in the future. Our revenue decreased by 3.8% from $960.5 million in the fiscal year ended December 31, 2022 to $924.4 million in the fiscal year ended December 31, 2023 after increasing by 26.3% from $760.7 million in the fiscal year ended December 31, 2021 to $960.5 million in the fiscal year ended December 31, 2022. Our past rapid growth was fueled in part by the rapid growth of our major clients in high-growth industries, such as social media, meal delivery and transport, e-commerce and FinTech. We may not be able to sustain revenue growth consistent with our recent history or at all. You should not consider our revenue growth in prior periods as indicative of our future performance. As we continue to grow our business, our revenue growth rates could continue to slow due to a number of factors, which may include slowing demand for our services, increasing competition, decreasing growth of our overall market, our inability to engage and retain a sufficient number of skilled employees or otherwise scale our business, prevailing wages in the markets in which we operate or our failure, for any reason, to capitalize on growth opportunities. In addition, any slowdown in the growth of our major clients, or the industries that we serve, may adversely impact the rate of our revenue growth.

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
We may not be successful in our attempt to control costs associated with salaries and benefits. For the fiscal year ended December 31, 2023, payroll and related costs accounted for approximately $624 million, or 67%, of our revenue. Employee benefits expenses in each of the countries in which we operate are a function of general macroeconomic factors such as inflation, the specific country’s economic growth, level of employment and overall competition for qualified employees in the country. In addition, wage inflation, whether driven by macroeconomic factors, competition for talent or ordinary course pay increases, may increase our cost of providing services and reduce our profitability if we are not able to pass those costs on to our clients or charge premium prices. We may need to increase employee compensation more than in previous periods to remain competitive in attracting the quantity and quality of employees that our business requires, which may reduce our profit margins and have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects. In addition, wage increases or other expenses related to the termination of our employees may reduce our profit margins and have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects. If we expand our operations into new jurisdictions, we may be subject to increased operating costs, including higher employee compensation expenses in these new jurisdictions relative to our current operating costs, which could have a negative effect on our profit margin.
Furthermore, many of the countries in which we operate have labor protection laws, which may include statutorily mandated minimum annual wage increases, legislation that imposes financial obligations on employers and laws governing the employment of workers. These labor laws in one or more of the key jurisdictions in which we operate, particularly in the United States, the Philippines or India, may be modified in the future in a way that is detrimental to our business. Recently, a number of state and local governments in the United States have increased the minimum wage for employees with other such laws proposed, and there have been various proposals discussed to increase the federal minimum wage in the United States. As federal or state minimum wage rates increase, we may need to increase the wages paid to our hourly team members. Further, should we fail to increase our wages competitively in response to increasing wage rates, our attrition could increase and the quality of our workforce could decline, causing our client service to suffer. Additionally, the U.S. Department of Labor has issued regulations increasing the minimum threshold for overtime “exempt” employees, and additional increases may be proposed, which could result in a substantial increase in our payroll expense or other changes to our employment practices. If these labor laws become more stringent, it may become more difficult for us to discharge employees, or cost-effectively downsize our operations as our level of activity fluctuates, both of which would likely reduce our profit margins and have a material adverse effect on our business, financial condition, results of operations and prospects.
Additionally, as we expand to other markets, some of those markets may have employment laws that provide greater job security, bargaining or other rights to employees than the laws in the United States, the Philippines, India or other countries where we currently do business. Such employment rights require us to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. A strike, work stoppage or slowdown by our employees or significant dispute with our employees, whether or not related to negotiations, could result in a significant disruption of our operations or higher ongoing labor costs and could have a material adverse effect on our business, financial condition, results of operations and prospects and harm our reputation.
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
Further, we may incur additional expenses in rehiring and retraining employees and/or bridging the gap between internal assignments, creating inelasticity of our labor costs relative to short-term movements in client demand. Additionally, the hiring and training of our employees in response to increased demand takes time and results in additional short-term expenses. These factors constrain our ability to adjust our labor costs for short-term movements in demand, which could have a material adverse effect on our business, financial condition and results of operations.
There may be adverse tax and employment law consequences if the independent contractor status of some of our personnel or the exempt status of our employees is successfully challenged.
In several countries, a small number of individuals provide services to us as independent contractors. In addition, over 600,000 individuals have accounts on TaskVerse, an open platform that connects a global community of freelancers to complete a variety of tasks in exchange for compensation. Freelancers who perform projects on the TaskVerse are not employees of TaskUs. The criteria to determine whether an individual is considered an independent contractor, an employee, or some other classification are typically fact sensitive and vary by jurisdiction, as can the interpretation of the applicable laws. If a government authority or court makes any adverse determination with respect to project classifications in general or one or more of our independent contractors specifically, we could incur significant costs, including for prior periods, in respect of tax withholding, social security taxes or payments, workers’ compensation and unemployment contributions, and recordkeeping, or we may be required to modify our business model, any of which could materially adversely affect our business, financial condition and results of operations and increase the difficulty in attracting and retaining personnel.
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
Some of our client contracts do not have minimum volume requirements, and the profitability of each client contract or work order has in the past fluctuated and may in the future fluctuate, sometimes significantly, throughout various stages of the program. Further, clients in some cases do not accurately forecast their demand for our services, which has resulted in and may in the future may result in over-hiring for certain campaigns without the ability to charge the client for these excess headcount costs, including severance and post-employment benefits. There can be no assurance that our clients will not terminate their contracts before their scheduled expiration dates, that the volume of services for these programs will not be reduced, that we will be able to avoid penalties or earn performance bonuses for our solutions, or that we will be able to terminate unprofitable contracts without incurring significant liabilities. For these reasons, there can be no assurance that our client contracts will be profitable for us or that we will be able to achieve or maintain any particular level of profitability through our client contracts. In addition, these risks make it more difficult to predict our financial results in future periods.
We may be subject to liability claims if we breach our contracts, and our insurance may be inadequate to cover our losses.
We are subject to numerous obligations in our contracts with our clients. Despite the procedures, systems and internal controls we have implemented to comply with our contracts, on occasion we have in the past failed and may in the future fail to achieve these commitments, whether through a weakness in these procedures, systems and internal controls, negligence or the willful act of an employee or contractor, or other factors beyond our control, such as weaknesses in our clients’ systems and security. Our insurance policies, including our cyber and errors and omissions insurance, may be inadequate to compensate us for the potentially significant losses that may result from claims arising from breaches of our contracts (including breaches that result in the unauthorized access to systems or disclosure of data), disruptions in our services, failures or disruptions to our infrastructure, catastrophic events, pandemics, disasters or otherwise. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and defending a suit, regardless of its merit, could be costly and divert management’s attention.
If our current insurance coverage is or becomes insufficient to protect against losses incurred, our business, financial condition and results of operations may be adversely affected.
We provide services and solutions that are integral to our clients’ businesses. If we were to default in the provision of any contractually agreed-upon services or solutions, our clients could suffer significant damages and make claims against us for those damages. We currently carry cyber and errors and omissions liability coverage in an amount we consider appropriate under the circumstances for all services we provide. To the extent client damages are deemed recoverable against us in amounts substantially in excess of our insurance coverage, or if our claims for insurance coverage are denied by our insurance carriers for any reason, including reasons beyond our control, there could be a material adverse effect on our revenue, business, financial condition and results of operations.
Although we maintain professional liability insurance, product liability insurance, commercial general and property insurance, crime insurance, business interruption insurance, workers’ compensation coverage, and umbrella insurance for certain of our operations, our insurance coverage does not insure against all risks in our operations or all claims we may receive. Damage claims from clients or third parties brought against us or claims that we initiate due to a data security breach, the disruption of our business, litigation, or natural disasters, may not be covered by our insurance, may exceed the limits of our insurance coverage, and may result in substantial costs and diversion of resources even if insured. Some types of insurance are not available on reasonable terms or at all in some countries in which we operate, and we cannot insure against damage to our reputation. The assertion of one or more large claims against us, whether or not successful and whether or not insured, could materially adversely affect our reputation, business, financial condition and results of operations.

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
Our success depends, in part, upon our ability to anticipate our clients’ needs by adapting to market and technology trends. We may need to invest significant resources in research and development to maintain and improve our solutions, adapt to technological advancements, including AI, and respond to our clients’ changing needs. If we are unable to further refine and enhance our solutions or to anticipate innovation opportunities and keep pace with evolving technologies, including AI, in a timely manner or on a cost-effective basis, our solutions could become uncompetitive or obsolete and as a result our clients may terminate their relationship with us or choose to divert their business elsewhere, and our revenue may decline as a result. In addition, we may experience technical problems and additional costs as we introduce new solutions, deploy future iterations of our solutions and integrate new solutions with existing client systems and workflows. If any of these or related problems were to arise, our business, financial condition, results of operations and prospects could be adversely affected.
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
The Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”) requires companies subject to SEC reporting obligations under Section 13 of the Exchange Act to disclose in their periodic reports specified dealings or transactions involving Iran or other individuals and entities targeted by certain OFAC sanctions. In some cases, ITRA requires companies to disclose these types of transactions even if they were permissible under U.S. law. Companies that currently may be or may have been at the time considered our affiliates have from time to time publicly filed and/or provided to us the disclosure reproduced on Exhibit 99.1 of this Annual Report, which disclosure is hereby incorporated by reference herein. We do not independently verify or participate in the preparation of these disclosures. We are required to separately file with the SEC a notice when such activities have been disclosed, and the SEC is required to post such notice of disclosure on its website and send the report to the President and certain U.S. Congressional committees. The President thereafter is required to initiate an investigation and, within 180 days of initiating such an investigation, determine whether sanctions should be imposed. Disclosure of such activity, even if such activity is not subject to sanctions under applicable law, and any sanctions actually imposed on us or our affiliates as a result of these activities, could harm our reputation and have a negative impact on our business, and any failure to disclose any such activities as required could additionally result in fines or penalties.
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
We service our clients’ customers around the world. We are subject to numerous, and sometimes conflicting, legal regimes of the United States and foreign national, state and provincial authorities on matters as diverse as anti-corruption, content requirements, trade restrictions, tariffs, taxation, sanctions, immigration, internal and disclosure control obligations, securities regulation, anti-competition, data security, privacy, labor relations, wages and severance, and health care requirements. For example, our operations in the United States are, and our operations outside of the United States may also be, subject to U.S. laws on these diverse matters. U.S. laws may be different in significant respects from the laws of the Philippines and India, where we have significant operations, and other jurisdictions where we have operations or are seeking to expand. We also have expanded and may seek to expand operations in emerging market jurisdictions where legal systems are less developed or familiar to us. In addition, there can be no assurance that the laws or administrative practices relating to taxation (including the current position as to income and withholding taxes), foreign exchange, export controls, economic sanctions or otherwise in the jurisdictions where we have operations will not change. In addition, changes in tax laws in some jurisdictions may have a retroactive effect and we may be found to have paid less tax than required in such regions. Compliance with diverse legal requirements is costly, time consuming and requires significant resources. Violations of one or more of these regulations in the conduct of our business could result in significant fines, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation. Violations of these regulations in connection with the performance of our obligations to our clients also could result in liability for significant monetary damages, fines or criminal prosecution, unfavorable publicity and other reputational damage, restrictions on our ability to process information and allegations by our clients that we have not performed our contractual obligations. Due to the varying degrees of development of the legal systems of the countries in which we operate, local laws might be insufficient to protect our rights.
Although we take precautions to prevent our services from being provided or deployed in violation of such laws, our services could be provided inadvertently in violation of such laws despite the precautions we take, including usage by our clients in violation of our terms of service. We also cannot assure you that our employees, agents and other third parties will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible, including entering into contracts or agreements with third parties without our knowledge or consent that would result in such violation. If we fail to comply with these laws, we and our employees could be subject to civil or criminal penalties, including the possible loss of export privileges, monetary penalties, and, in extreme cases, imprisonment of responsible employees for knowing and willful violations of these laws. We may also be adversely affected through penalties, reputational harm, loss of access to certain markets, or otherwise.
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

From time to time, some of our employees spend significant amounts of time at our clients’ sites, often in foreign jurisdictions, which expose us to certain risks.
Some of our projects require a portion of the work to be undertaken at our clients’ facilities, which are often located outside our employees’ countries of residence. The ability of our employees to work in locations around the world may depend on their ability to obtain the required visas and work permits, and this process can be lengthy and difficult. Immigration laws are subject to legislative change, as well as to variations in standards of application and enforcement due to political forces and economic conditions and international travel, which may be adversely affected by regional or global circumstances or travel restrictions also affects our employees’ ability to work in foreign jurisdictions. In addition, we may become subject to taxation in jurisdictions where we would not otherwise be so subject as a result of the amount of time that our employees spend in any such jurisdiction in any given year. While we seek to monitor the number of days that our employees spend in each country to avoid subjecting ourselves to any such taxation, there can be no assurance that we will be successful in these efforts.
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
Increases in income tax rates, changes in income or other tax laws, losses of tax incentives or disagreements with tax authorities could adversely affect our business, financial condition or results of operations.
We are subject to income taxes in the United States and in certain foreign jurisdictions in which we operate. Increases in income tax rates, losses of tax incentives or other changes in income tax laws in any particular jurisdiction could reduce our after-tax income from such jurisdictions and could adversely affect our business, financial condition or results of operations. Our operations outside the United States generate a significant portion of our income and many of the other countries in which we have significant operations, have recently made or are actively considering changes to existing tax laws. For example, in August 2022, the Inflation Reduction Act (the “IRA”) was signed into law. The IRA, among other things, includes a 15% corporate minimum tax as well as a 1% excise tax on corporate stock repurchases completed after December 31, 2022, subject to certain exceptions. The IRA applies to our repurchases pursuant to our stock repurchase plan.
Various foreign jurisdictions are in the process of enacting Pillar Two legislation to adopt a minimum tax of 15% on the income arising in each jurisdiction in which large corporations operate and would apply to multinational companies with consolidated revenue above €750 million in at least two of the four preceding years. This is per the “Model Rules”, which are also referred to as the “Anti Global Base Erosion” or “GloBE” rules as issued by the Organization for Economic Co-operations and Development. The increased focus of Pillar Two and various jurisdictions enacting new tax laws could have a material adverse effect on our effective tax rate, results of operations, cash flows and financial condition. The impact of this tax will depend on our facts in each year, anticipated guidance from the U.S. Department of the Treasury, and other developing global tax legislation. We will continue to monitor the impact of Pillar Two among the jurisdictions where we operate, and Pillar Two legislation has been adopted.
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
Several non-US sites benefit from tax incentives or concessional rates provided by local laws and regulations.
The Company’s Philippines sites are primarily located within special economic zones benefit from favorable tax treatment provided by registrations with Philippine Economic Zone Authority (“PEZA”) and the Philippine Board of Investment (“BOI”). These benefits vary from site to site and may include income tax holidays ("ITH"), reduced income taxes, and VAT zero rating incentives for purchase of goods and services directly related to operations. ITHs are conditional upon the Company meeting certain employment and investment thresholds. Two of our registered sites operate under ITH regime. The first site is a new site that has been granted an ITH in March 2023 and will expire in March 2028. The ITH for the second site expired in November 2022 and was retroactively extended through November 2023. This is the only remaining site qualified for one more year of ITH extension through November 2024. We continue to engage with PEZA or BOI to meet the necessary criteria and have filed for extension application for the second site. The rest of the sites registered under PEZA or BOI operate under the reduced income tax rates regime. The Company’s operations under tax holidays in the Philippines were effective through December 31, 2023, and may be extended for certain sites, if certain additional requirements are satisfied. The Company is also subject to reduced income tax rates after the lapse of the income tax holidays. The impact of these tax holidays and reduced income tax rates decreased total foreign taxes by $5.2 million and $6.1 million for the years ended December 31, 2023 and 2022, respectively.
For India, the Company is entitled to an additional tax deduction under Sec 80JJAA equal to 30% of additional employee costs incurred in the course of business in the previous year for three assessment years.
In Mexico, for the years 2022 and 2023, the Company applied for Fiscal Stimulus for the Northern Border Region, a tax credit equivalent to one-third of the income tax incurred in a taxable year. This reduces the tax rate from 30% to 10% and may be applied until the taxable year 2024. In 2022, by hiring older people and with disabilities, a deduction to taxable income is applicable up to the amount equivalent to 25% of the salary paid to these hires.
For Croatia, the Company is entitled to a tax credit of 50% of its corporate income tax liability. This incentive is contingent on maintaining specified local employment and asset expenditures.
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
The Company is party to the 2022 Credit Agreement (as defined in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness”) and may incur additional debt. An increase to our level of indebtedness could:
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
Our Sponsor and our Co-Founders beneficially owned approximately 97.6% of the combined voting power of our Class A common stock and Class B common stock as of December 31, 2023. Moreover, we nominated to our board of directors individuals designated by our Sponsor and our Co-Founders in accordance with the stockholders agreement we entered into in connection with our IPO. Our Sponsor and our Co-Founders retained the right to designate directors subject to the maintenance of certain ownership requirements in the Company. Even when our Sponsor and our Co-Founders cease to own shares of our stock representing a majority of the total voting power, for so long as our Sponsor and our Co-Founders continue to own a significant percentage of our stock, they will still be able to significantly influence or effectively control the composition of our board of directors and the approval of actions requiring stockholder approval through their voting power. Accordingly, for such period of time, our Sponsor and our Co-Founders will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, for so long as our Sponsor continues to own a significant percentage of our stock, our Sponsor will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of our company and ultimately might affect the market price of our Class A common stock.

The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our common stock prior to the completion of our IPO, and it may depress the trading price of our Class A common stock.
Our Class A common stock has one vote per share and our Class B common stock has ten votes per share. Our Sponsor and our Co-Founders held in the aggregate 97.6% of the combined voting power of our Class A common stock and our Class B common stock as of December 31, 2023. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. Each share of our Class B common stock may be convertible into one share of our Class A common stock at any time and will convert automatically upon certain transfers and upon the earlier of (i) June 10, 2028 and (ii) (x) with respect to our Sponsor, the first date on which the aggregate number of outstanding shares of our Class B common stock held by our Sponsor ceases to represent at least 5.0% of the aggregate number of our outstanding shares of common stock and (y) with respect to each Co-Founder, the first date on which the aggregate number of shares of our Class B common stock held by such Co-Founder ceases to represent at least 5.0% of the aggregate number of our outstanding shares of common stock. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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
In addition, we cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock, in adverse publicity or other adverse consequences. Certain index providers have announced restrictions on including companies with multiple class share structures in certain of their indices. Under the announced policies, our dual class capital structure would make us ineligible for inclusion in certain indices. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be materially adversely affected.
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

We are a “controlled company” within the meaning of Nasdaq rules and, as a result, we qualify for exemptions from certain corporate governance requirements. To the extent we choose to rely on such exemptions, you will not have the same protections afforded to stockholders of companies that are subject to such requirements.
Our Sponsor and our Co-Founders are parties to a stockholders agreement and, as of the date of this Annual Report, beneficially own approximately 97.6% of the combined voting power of all classes of our stock entitled to vote generally in the election of directors. As a result, we are a “controlled company” within the meaning of Nasdaq corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies:
•are not required to have a board of directors that is composed of a majority of “independent directors,” as defined under Nasdaq rules;
•are not required to have a compensation committee that is composed entirely of independent directors; and
•are not required to have director nominations be made, or recommended to the full board of directors, by our independent directors or by a nominations committee that is composed entirely of independent directors.
To the extent we choose to rely on these corporate governance exemptions, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.
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
The trading market for our Class A common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable research about our business, our Class A common stock price may decline. If analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our Class A common stock price or trading volume to decline and our Class A common stock to be less liquid.

Our operating and financial performance has at times in the past, and may again in the future, fail to meet guidance that we provide to the public, which has caused and may in the future cause the market price of our Class A common stock to decline.
We have in the past and may, but are not obligated to, continue to provide public guidance on our expected operating and financial results for future periods. Any such guidance will be comprised of forward-looking statements subject to the risks and uncertainties described in this Annual Report and in our other public filings and public statements. At times our actual results have not, and may in the future not always be, in line with or exceed any guidance we have provided, especially in times of economic uncertainty. If, in the future, our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our Class A common stock may decline. Even if we do issue public guidance, there can be no assurance that we will continue to do so in the future.
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
Stock markets and the price of our Class A shares have, and may in the future, experience extreme price and volume fluctuations. In the past, following periods of volatility in the overall market and the market price of a company’s securities, including as a result of reports published by short sellers, securities class action litigation has often been instituted against these companies. Such litigation, that has or may in the future be instituted against us, as well as responding to reports published by short sellers or other speculation in the press or the investment community, has and could result in substantial costs and a diversion of our management’s attention and resources.
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
As of December 31, 2023 we had approximately 2,469,477,000 shares of Class A common stock and approximately 179,967,000 shares of Class B common stock authorized but unissued. Our amended and restated certificate of incorporation authorizes us to issue these shares of Class A and Class B common stock and options, rights, warrants and appreciation rights relating to Class A and Class B common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. As of December 31, 2023, we had 7,523,971 shares of Class A common stock issuable in respect of outstanding stock options granted under the 2019 Stock Incentive Plan and the 2021 Omnibus Incentive Plan with a weighted average exercise price of $14.19 per share. We also had 7,237,736 shares of Class A common stock issuable in respect of outstanding restricted stock units, including awards with market conditions, granted under the 2021 Omnibus Incentive Plan. Additionally, we have 7,371,346 shares of Class A common stock available for grant under our 2021 Omnibus Incentive Plan. Further, we have reserved 5,000,000 shares of Class A common stock under our Employee Stock Purchase Plan, approved by the stockholders in 2022. Any Class A or Class B common stock that we issue, including under current or future equity incentive plans, would dilute the percentage ownership held by the investors who purchase Class A common stock.
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
In addition, we have filed a registration statement on Form S-8 under the Securities Act to register shares of our Class A common stock issuable in respect of equity awards issued pursuant to our 2019 Stock Incentive Plan and our 2021 Omnibus Incentive Plan and in the future, we may file additional Form S-8s to cover additional equity awards. Shares registered under such registration statements will be available for sale in the open market.
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
We have opted out of Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”); however, our amended and restated certificate of incorporation contains similar provisions providing that we may not engage in certain “business combinations” with any “interested stockholder” for a three-year period following the time that the stockholder became an interested stockholder, unless the transaction fits within an enumerated exception, such as board approval of the business combination or the transaction that resulted in such stockholder becoming an interested stockholder. Our amended and restated certificate of incorporation provides that our Sponsor and its affiliates, and any of their respective direct or indirect transferees, and any group as to which such persons are a party, do not constitute “interested stockholders” for purposes of this provision. These anti-takeover provisions and other provisions under our amended and restated certificate of incorporation, amended and restated bylaws or Delaware law could discourage, delay or prevent a transaction involving a change in control of our company, including actions that our stockholders may deem advantageous, or negatively affect the trading price of our Class A common stock. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
We have developed a comprehensive cybersecurity program, modeled after the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF), that forms a critical component of our overall risk management and business strategy and provides for a methodological approach to identifying, assessing and managing material risks from cybersecurity threats. Our risk assessment protocol considers both probability of occurrence and potential impact to our business and is predicated on the pillars of risk identification, analysis and mitigation. Execution of our cybersecurity program is coordinated by our management, dedicated cybersecurity employees and third-party providers. While no particular cybersecurity risk or incident has unilaterally influenced our strategy, we allocate a portion of our operational and capital budgets towards sustaining and improving our cybersecurity defense posture, in addition to maintaining tailored insurance coverage. We value the importance of safeguarding digital assets, ensuring trust, and operational continuity amidst evolving threats. By prioritizing cybersecurity, we endeavor to protect our interests and uphold our commitment to our stakeholders’ security and privacy.

To evaluate the adequacy of our cybersecurity program, we apply various assessment techniques, such as continuous asset audit, vulnerability management, external attack surface management, source code review, a bug bounty program, threat hunting, red-team exercises, and direct engagement with functional leaders. We routinely examine our cybersecurity defenses through automated and manual vulnerability scanning to identify and correct critical vulnerabilities. In addition, we conduct regular testing to evaluate our security posture and the adequacy of our policy as a whole. We compare our cybersecurity program against industry standards and established frameworks, such as the NIST and Center for Internet Security. Further, we engage in cyber incident simulation exercises executed by senior management and IT/Information Security personnel, involving hypothetical cybersecurity incidents to test our cyber incident response processes. In addition to the foregoing internal review of our cybersecurity program, we periodically engage independent third parties to assess the risks associated with our information technology resources and information assets. Among other things, these independent parties analyze the effectiveness of controls over information technology resources and conduct penetration tests and scanning exercises to assess the performance of our cybersecurity systems and processes for qualifications under recognized industry standards and for annual certification under Payment Card Industry Data Security Standard (PCI DSS), HITRUST, SOC 2 Type II, and ISO 27001. We memorialize our findings and review the results of these assessments with management and, where appropriate, our board of directors. Relevant modifications are incorporated into our cybersecurity framework to ensure that our systems functionally align with our cybersecurity strategies.
Furthermore, we engage third-party vendors to support our cybersecurity program. Prior to onboarding, we review the cybersecurity risk profile of third party vendors to ensure that they employ appropriate safeguards to comply with our internal standards and current industry regulations. We classify IT service providers according to their risk and independently audit their security controls on a recurring basis based on the types of services provided and the extent and type of data accessed or processed by a third-party vendor. Furthermore, in certain instances, we include contractual provisions in our agreements with such vendors to implement best practices with respect to data and cybersecurity, as well as to provide us with rights to assess, monitor, audit and test such vendors’ cybersecurity programs and practices and to mandate notice requirements in the event of a breach. We also closely monitor and manage third-party access to our internal systems and data.
For a discussion of how risks from cybersecurity threats affect our business, see Part I, Item 1A. “Risk Factors – Unauthorized or improper disclosure of personal or other sensitive information, or security breaches and incidents, whether inadvertent or purposeful, including as the result of a cyber-attack, could result in liability and harm our reputation, each of which could adversely affect our business, financial condition, results of operations and prospects” in this Annual Report.
Cybersecurity Governance
Our board of directors and management closely coordinate to execute on our cybersecurity strategy. Our board of directors oversees cybersecurity risk management as part of its oversight of our risk management framework, while the Audit Committee has primary responsibility for management of the risks facing our Company and oversight of the measures initiated by management to monitor and control such risks and reports to the board of directors. Our management team is responsible for the day-to-day oversight and management of cybersecurity risks, supported by our dedicated professionals responsible for cybersecurity, fraud, and compliance. Our Division Vice President for Information Security (DVP, Information Security) reports to our Chief Information Officer (CIO) and has primary responsibility for the day-to-day management of cybersecurity risks by leading the Information Security department and operationalizing our Information Security Management System. The CIO and DVP, Information Security meet regularly with the Audit Committee to review the company’s management of information security risks, and the Audit Committee evaluates the adequacy of the Company’s IT security program, compliance and controls with our CIO. Additionally, our Enterprise Risk Management Committee, which is composed of certain of our senior management, legal and operations teammates, provides senior management with sponsorship and guidance to ensure that overall risk management objectives are achieved and regularly reports to the board of directors on matters within its purview.
Our current DVP, Information Security has led the information security program at TaskUs for eight years, and has over a decade of prior experience in cybersecurity operations, risk assurance and internal audit. Additionally, he holds an MBA degree and multiple professional certifications including CISSP (certified information systems security professional), CISA (certified information systems auditor), CIA (certified internal auditor), CCSP (certified cloud security professional) and CRMA (certification in risk management assurance). The DVP, Information Security also leads our Information Security Council, which is composed of IT functional leads and is responsible for the quarterly review of cybersecurity risks and operations of the information security management system.

We have also developed an incident response plan, designed to identify suspected or confirmed information security or cybersecurity events based on the expected risk an event presents, and expediently move such information through the appropriate personnel and channels. The plan details the sequence of steps and relevant personnel, roles, communication procedures, and incident response process flows to be used in the event of an applicable incident. Our Disclosure Committee, which is composed of certain of our senior management, legal and operations teammates, plays an integral role in this process, by supervising external reporting of cybersecurity incidents. Among other items, our procedures require calling an ad hoc committee meeting within 24 hours of incident identification for incident materiality assessment and determination.
Item 2. Properties
As of December 31, 2023, we leased approximately 1.6 million square feet of office space around the world, including our designated corporate headquarters located in New Braunfels, Texas. Our leases usually have a range of expiration dates from two to five years, and typically include a renewal option for an additional term. We operate from time to time in temporary sites to accommodate growth before new sites are available. We lease all of our properties and do not own any real property. We intend to procure additional space in the future as we continue to add employees and expand geographically.
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
Holders of Record
As of December 31, 2023, there were 110 stockholders of record of our Class A common stock, and the closing price of our Class A common stock was $13.07 per share as reported on the Nasdaq. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of December 31, 2023, there were seven stockholders of record of our Class B common stock.
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
Issuer Purchases of Equity Securities
During the three months ended December 31, 2023, our purchases of Class A common stock were as follows:

Period	Total number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
October 1, 2023 through October 31, 2023	1,236,503	$8.88	1,236,503	$65,515
November 1, 2023 through November 30, 2023	695,971	10.83	695,971	57,974
December 1, 2023 through December 31, 2023	59,151	12.09	59,151	57,260
Total	1,991,625	$9.66	1,991,625

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
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Part II, Item 8 of this Annual Report on Form 10-K (this “Annual Report”). In addition to historical data, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in our forward-looking statements as a result of various factors, including but not limited to those discussed under “Cautionary Note Regarding Forward-Looking Statements” and disclosed or referenced in Part I, Item 1A “Risk Factors” in this Annual Report. The following discussion and analysis also includes a discussion of certain non-GAAP financial measures. For a description and reconciliation of the non-GAAP measures discussed in this section, see “—Non-GAAP Financial Measures” below.
This Annual Report includes certain historical consolidated financial and other data for TaskUs, Inc. (“we,” “us,” “our” or the “Company”). The following discussion provides a narrative of our financial condition and results of operations for the fiscal year ended December 31, 2023 compared to the fiscal year ended December 31, 2022. A discussion regarding our financial condition and results of operations for the fiscal year ended December 31, 2022 compared to the fiscal year ended December 31, 2021 can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 6, 2023, which is incorporated herein by reference.
Overview
We are a provider of outsourced digital services and next-generation customer experience to the world’s most innovative companies, helping our clients represent, protect and grow their brands. We serve our clients to support their end customers’ urgent needs, navigate an increasingly-complex compliance landscape, handle sensitive tasks, including online content moderation and enable artificial intelligence technology and automation. As of December 31, 2023, we served nearly 200 clients spanning established and emerging industry segments, including e-commerce, FinTech, food delivery and ride sharing, gaming, Technology, HealthTech, social media and streaming media.
Our global, omni-channel delivery model is focused on providing our clients three key services – Digital Customer Experience (“Digital CX”), Trust and Safety and Artificial Intelligence (“AI”) Services. 88% of our revenue for the year ended December 31, 2023 was delivered from non-voice, digital channels or omni-channel services which allow us to utilize resources efficiently, thereby driving higher profitability.
We have designed our platform to enable us to rapidly scale and benefit from our clients’ growth. We believe our ability to deliver “ridiculously good” outsourcing will enable us to continue to grow our client base. We use our strong reputation and expertise serving the digital economy to attract new innovators and enterprise-class brands looking to transform.
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
Business Highlights
During 2023, we continued to support our current clients, and win new clients, as they navigated prolonged macroeconomic challenges. We expanded our client portfolio, winning 47 new clients in 2023, achieving a 35% new client win rate, and expanded work with our current clients, with 58 current clients signing new statements of work. We continued our focus on cost optimization allowing us to maintain margins and cash generation. We also launched and began implementing TaskGPT, a next generation customer support technology, into our workflows internally and to support our clients.
Recent Financial Highlights
For the year ended December 31, 2023, we recorded service revenue of $924.4 million, a 3.8% decrease from $960.5 million for the year ended December 31, 2022.
For the year ended December 31, 2023, we recorded net income of $45.7 million an increase from $40.4 million for the year ended December 31, 2022, due primarily to lower stock-based compensation expense, cost optimization and the benefit from foreign currency exchange rate changes and forward contracts, partially offset by rising interest rates and higher income taxes. Adjusted Net Income for the year ended December 31, 2023 decreased 11.4% to $126.5 million from $142.8 million for the year ended December 31, 2022. Adjusted EBITDA for the year ended December 31, 2023 decreased 1.1% to $220.8 million from $223.2 million for the year ended December 31, 2022. For definitions and reconciliations to net income, the most directly comparable measure in accordance with GAAP, see "—Non-GAAP Financial Measures below."
Our operating results in any period are not necessarily indicative of the results that may be expected for any future period.

2023 Developments
Macroeconomic Trends
Macroeconomic factors, including global economic and geopolitical developments, increased inflation rates, interest rate changes, and foreign currency exchange rate changes, have direct and indirect impacts on our results of operations that are difficult to isolate and quantify. Due to market uncertainty and potential recession or other economic challenges, many of our customers have increased their focus on cost reduction resulting in certain customers electing to shift work from our onshore locations to our offshore delivery locations, partnering with service providers to find cost-efficient arrangements, or reducing vendor spend across the board. These factors contributed to a deceleration in our revenue growth rate and an increase in our operating costs. We expect some or all of these factors to continue to impact our operations in the near term; however, we believe that the increased cost focus also creates meaningful opportunities with both new and existing clients.
Generative AI
Generative AI, including Large Language Models (“LLMs”), has developed significantly in recent years and has demonstrated further advancement in 2023. We believe this technology has the potential to impact most industries, including business process outsourcing, further automating simple, repeatable tasks, and even streamlining some more sophisticated workflows. Certain of our clients have begun experimenting with this technology. As this technology develops, demand for certain service offerings could decrease, further reducing our clients' spend, which could have a negative impact on our revenue.
We also believe that this technology will provide us with new opportunities and workflows. We have historically differentiated our value proposition with a frontline first culture, which aligns with and allows us to be an extension of our clients’ brands, as well as our focus on driving efficiency, seeking opportunities to eliminate simple, routine work so our teammates can deliver higher value services. We have been using generative AI for nearly two years and believe the future of this technology is one of augmentation rather than automation, enabling our talented teammates to leverage these tools and continue to meaningfully improve client outcomes and operational efficiencies. During the year ended December 31, 2023, we launched TaskGPT, a next generation customer support technology, enabling rapid expansion and enhancements to our customer service capabilities by leveraging AI technology.
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
New client wins and growing with our current clients
We won 47 new clients in 2023, and we achieved a 35% new client win rate for every dollar of new client opportunities we pursued. As of December 31, 2023, we served nearly 200 of the world’s leading technology companies. As our clients grow in size and the complexity of their outsourcing needs increases, we believe we have an opportunity to increase the addressable spend available to TaskUs through enhanced penetration of current services as well as cross-selling new services. In 2023, 58 current clients signed new statements of work with us.

Expanded service offerings
We closely watch trends and work closely with current and potential clients to develop offerings that we believe align with our core competencies and present an attractive market opportunity. This approach has earned us the opportunity to support some of the most innovative companies and has enabled significant expansion opportunities with large global enterprises. We leveraged our knowledge working with Generative AI to quickly implement TaskGPT throughout our offerings, augmenting the support our talented teammates provide to meaningfully improve client outcomes and operational efficiencies. We combine our expertise and service offerings to support the Generative AI ecosystem through three pillars (1) Build - supporting clients across industries with the creation and tuning of AI algorithms through our AI Services expertise 2) Protect - training AI models to align them with human values and protect marketplaces against adverse effects of generative AI outputs with our Trust and Safety services 3) Grow - deploying generative AI solutions in our DCX services to improve customer experiences and help our clients operate more efficiently to grow their business.
Expanding geographically
We expanded our presence from 27 sites in 13 countries as of December 31, 2022 to 28 sites in 12 countries as of December 31, 2023. During 2023, we significantly increased our Headcount outside of the U.S., the Philippines and India (the “Rest of World”) from approximately 4,100 employees as of December 31, 2022 to approximately 6,000 as of December 31, 2023, with particularly strong growth in Colombia and Mexico. We plan to continue expanding our geographic footprint to drive growth with both existing and new clients, which may result in one-time costs that may impact profitability.
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
Cost management and financial flexibility
During the year ended December 31, 2023, we continued to focus on cost management and financial flexibility. We reviewed our cost structure in order to drive efficiencies across functions. While we incurred certain costs associated with these changes, including severance in some cases, we believe these actions will have long-term benefits to the goal of enabling our future growth and profitability. We generated net cash flow from operating activities of $143.7 million and Free Cash Flow of $112.7 million, respectively, both of which include the $18.3 million payment for earn-out consideration.
Hiring and retention of employees
In order to efficiently and effectively provide services to our clients, we must be able to quickly hire, train and retain employees. We offer our employees competitive wages with annual increases and also invest in their well-being. Our employee benefits and employee engagement costs may vary from period to period based on employee participation. We seek to retain sufficient employees to serve our clients’ increasing business needs and position ourselves for growth. We believe our focus on employee culture leads to lower employee attrition levels. Apart from driving our high client satisfaction and retention metrics, lower employee attrition leads to lower hiring and training costs and higher employee productivity. The voluntary attrition rate for employees who were employed by TaskUs for more than 180 days was 25.2% for the year ended December 31, 2023.
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
We derive revenues from the following three service offerings:
•Digital Customer Experience: Principally consists of omni-channel customer care services primarily delivered through digital (non-voice) channels. Other solutions include learning experience and customer care services for new product or market launches and customer acquisition solutions.

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
General and administrative expenses consist of personnel costs and related expenses for technology, human resources, legal, finance, global shared services, and executives as well as professional fees, insurance premiums, cloud-based capabilities and other corporate expenses.
Depreciation
Depreciation is computed on a straight-line basis over the estimated useful life of our property and equipment assets, generally three to five years or, for leasehold improvements, over the term of the lease, whichever is shorter.
Amortization of Intangible Assets
Amortization of intangible assets relates primarily to our client relationship and trade name intangibles, which are amortized over their useful lives using the straight-line method, which reflects the pattern of benefit, and assumes no residual value.
Other Expense (Income), Net
Other expense (income), net primarily consists of gains and losses resulting from changes in the fair value of our foreign currency exchange rate forward contracts which are not designated as hedging instruments. Other income also includes gains and losses resulting from the remeasurement of U.S.-denominated accounts to foreign currency and interest income.
Financing Expenses
Financing expenses primarily consist of interest expenses related to our term loan as well as commitment fees related to the undrawn revolving credit facility.
Provision for (Benefit From) Income Taxes
Provision for (benefit from) income taxes consists primarily of income taxes related to U.S. federal and state income taxes and income taxes in foreign jurisdictions in which we conduct business.

Results of Operations
Comparison of the Years Ended December 31, 2023 and 2022
The following table sets forth certain historical consolidated financial information for the years ended December 31, 2023 and 2022:

	Year ended December 31,		Period over Period Change
(in thousands)	2023	2022	($)	(%)
Service revenue	$924,365	$960,489	$(36,124)	(3.8)%
Operating expenses:
Cost of services	538,745	558,761	(20,016)	(3.6)%
Selling, general, and administrative expense	228,523	260,003	(31,480)	(12.1)%
Depreciation	40,391	37,915	2,476	6.5%
Amortization of intangible assets	20,346	19,882	464	2.3%
Loss on disposal of assets	1,322	31	1,291	NM
Total operating expenses	829,327	876,592	(47,265)	(5.4)%
Operating income	95,038	83,897	11,141	13.3%
Other expense (income), net	(1,711)	7,443	(9,154)	NM
Financing expenses	21,717	11,921	9,796	82.2%
Income before income taxes	75,032	64,533	10,499	16.3%
Provision for income taxes	29,342	24,111	5,231	21.7%
Net income	$45,690	$40,422	$5,268	13.0%
NM: not meaningful
Service revenue
Service revenue by service offering
The following table presents the breakdown of our service revenue by service offering for each period:

	Year ended December 31,		Period over Period Change
(in thousands)	2023	2022	($)	(%)
Digital Customer Experience	$605,943	$637,587	$(31,644)	(5.0)%
Trust and Safety	186,742	178,409	8,333	4.7%
AI Services	131,680	144,493	(12,813)	(8.9)%
Service revenue	$924,365	$960,489	$(36,124)	(3.8)%
Digital Customer Experience was primarily driven by a decrease from existing clients in FinTech, Social Media, On Demand Travel + Transportation and HealthTech. These decreases were partially offset by an increase from existing clients in Technology, as well as new clients in Retail + E-Commerce, HealthTech and On Demand Travel + Transportation.
Trust and Safety was primarily driven by an increase from existing clients in On Demand Travel + Transportation, Technology and Entertainment + Gaming, as well as new clients in FinTech. These increases were partially offset by a decrease from existing clients in Social Media and FinTech.
AI Services was primarily driven by a decrease from existing clients in Social Media and On Demand Travel + Transportation, partially offset by an increase from existing clients in Entertainment + Gaming.

Service revenue by delivery geography
The majority of our service revenues are derived from contracts with clients who are either located in the United States, or with clients who are located outside of the United States but whereby the contract specifies payment in United States Dollars. However, we deliver our services from multiple locations around the world.
The following table presents the breakdown of our service revenue by geographical location, based on where the services are provided:

	Year ended December 31,		Period over Period Change
(in thousands)	2023	2022	($)	(%)
Philippines	$511,298	$504,361	$6,937	1.4%
United States	148,708	252,457	(103,749)	(41.1)%
India	115,777	102,561	13,216	12.9%
Rest of World	148,582	101,110	47,472	47.0%
Service revenue	$924,365	$960,489	$(36,124)	(3.8)%
Philippines: Trust and Safety contributed 5.0% of the total increase primarily driven by clients in Social Media, On Demand Travel + Transportation, FinTech and Technology. Digital Customer Experience reduced 3.2% of the total increase primarily driven by clients in On Demand Travel + Transportation, FinTech, HealthTech and Retail + E-Commerce, partially offset by clients in Technology. AI Services reduced 0.4% of the total increase primarily driven by clients in Social Media and On Demand Travel + Transportation, partially offset by clients in HealthTech, Retail + E-Commerce, Entertainment + Gaming and Technology.
United States: The United States was impacted by certain of our clients electing to shift work from the United States to the Philippines and India as well as decreased spending from clients in FinTech, particularly crypto and equity trading clients. Digital Customer Experience contributed 23.4% of the total decrease primarily driven by clients in FinTech, Social Media and Entertainment + Gaming, partially offset by clients in On Demand Travel + Transportation and Technology. Trust and Safety contributed 13.1% of the total decrease primarily driven by clients in Social Media and FinTech. AI Services contributed 4.6% of the total decrease primarily driven by clients in Social Media, On Demand Travel + Transportation and Retail + E-Commerce, partially offset by clients in HealthTech.
India: Trust and Safety contributed 15.2% of the total increase primarily driven by clients in On Demand Travel + Transportation and Social Media. AI Services contributed 0.2% of the total increase primarily driven by clients in On Demand Travel + Transportation and Social Media, mostly offset by clients in HealthTech and Retail + E-Commerce. Digital Customer Experience reduced 2.5% of the total increase primarily driven by clients in On Demand Travel + Transportation, partially offset by clients in Technology and Retail + E-Commerce.
Rest of World: Digital Customer Experience contributed 45.6% of the total increase primarily driven by clients in FinTech, On Demand Travel + Transportation, Entertainment + Gaming, Retail + E-Commerce and HealthTech, partially offset by clients in Social Media. Trust and Safety and AI Services contributed 0.9% and 0.5%, respectively, of the total increase. Growth in the Rest of World was driven by Latin America, as well as consistent growth across Asia and Europe.
Operating Expenses
Cost of Services
The decrease was primarily driven by lower personnel costs of $19.7 million, including the impact of certain clients electing to shift work from the United States to the Philippines and India, partially offset by the impact of wage inflation and higher employee welfare costs. The remaining decrease was associated with a reduction of costs previously incurred while transitioning to a hybrid model and lower recruiting and professional development costs, mostly offset by site expansions and costs associated with certain teammates operating on-site.

Selling, general, and administrative expense

The decrease was primarily driven by lower personnel costs of $26.0 million, due primarily to a reduction in stock-based compensation expense and the impact of optimization efforts as we drive efficiencies across functions, as well as earn-out consideration recognized as compensation expense. The remaining decrease was associated with our optimization efforts, including lower insurance expense based on renegotiated rates, reductions in recruiting and professional development costs and professional fees and services, as well as bad debt expense. These decreases were partially offset by higher software and travel costs.
Depreciation
The increase in depreciation is a result of capital expenditures for leasehold improvements associated with site expansions.
Amortization of intangible assets
The increase in amortization is due to our acquisition of heloo on April 15, 2022. See Note 3, "Business Combination" in the Notes to Consolidated Financial Statements included in this Annual Report.
Loss on disposal of assets
The increase in loss on disposal of assets is associated with optimizing our footprint, resulting in exiting certain sites in the United States and the Philippines.
Other expense (income), net
Changes are primarily driven by our exposure to foreign currency exchange risk resulting from our operations in foreign geographies, primarily the Philippines and India, offset by economic hedges using foreign currency exchange rate forward contracts. The remaining increase is associated with higher interest income. See Part II, Item 7A., "Quantitative and Qualitative Disclosures About Market Risk" in this Annual Report for additional information on how foreign currency impacts our financial results.
Financing expense
Changes in financing expense are primarily driven by increases in the rate of SOFR and LIBOR used to calculate the interest rate of our debt, as well as additional borrowings in 2022. See “—Liquidity and Capital Resources—Indebtedness—2019 Credit Agreement” and “—2022 Credit Agreement” for additional information.
Provision for income taxes
Our effective tax rate for the years ended December 31, 2023 and 2022 was 39.1% and 37.4%, respectively. Costs related to the issuance of stock-based compensation, the acquisition of heloo and severance within the provision for income taxes calculation are adjusted for Non-GAAP purposes. If those costs are removed, the provision for income taxes would have been $33.7 million and $30.6 million and the effective tax rate would have been 24.5% and 21.4% for the years ended December 31, 2023 and December 31, 2022, respectively.
Revenue by Top Clients
The table below sets forth the percentage of our total service revenue derived from our largest clients for the years ended December 31, 2023 and 2022:

	Year ended December 31,
	2023	2022
Top ten clients	55%	58%
Top twenty clients	68%	72%
Our clients are part of the rapidly growing Digital Economy and they rely on our suite of digital solutions to drive their continued success. For our existing clients, we benefit from our ability to grow as they grow and to cross sell new solutions, further deepening our entrenchment.
For the years ended December 31, 2023 and 2022, we generated 19% and 22%, respectively, of our service revenue from our largest client.
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
Key Operational Metrics
We regularly monitor the below operating metrics in order to measure our current performance and estimate our future performance:

	Year ended December 31,
	2023	2022
Headcount (approx. at period end)(1)	48,200	49,500
Net revenue retention rate(2)	89%	114%
(1)“Headcount” refers to the total number of TaskUs teammates globally as of the end of a given measurement period. As of December 31, 2023 and 2022, our Headcount included approximately 350 and 500, respectively, of contractor and agency teammates who support our heloo operations.
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
Each of the measures are not recognized under accounting principles generally accepted in the United States of America ("GAAP") and do not purport to be an alternative to net income or cash flow as a measure of our performance. Such measures have limitations as analytical tools, and you should not consider any of such measures in isolation or as substitutes for our results as reported under GAAP. Additionally, Adjusted Net Income, Adjusted EPS, EBITDA and Adjusted EBITDA exclude items that can have a significant effect on our profit or loss and should, therefore, be used in conjunction with profit or loss for the period. Our management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, these measures may not be comparable to other similarly titled measures of other companies.
Adjusted Net Income
Adjusted Net Income is a non-GAAP profitability measure that represents net income or loss for the period before the impact of amortization of intangible assets and certain items that are considered to hinder comparison of the performance of our business on a period-over-period basis or with other businesses. During the periods presented, we excluded from Adjusted Net Income amortization of intangible assets, transaction costs, earn-out consideration, the effect of foreign currency gains and losses, gains and losses on disposals of assets, non-recurring severance costs, stock-based compensation expense and associated employer payroll tax and the related effect on income taxes of certain pre-tax adjustments, which include costs that are required to be expensed in accordance with GAAP. Our management believes that the inclusion of supplementary adjustments to net income applied in presenting Adjusted Net Income are appropriate to provide additional information to investors about certain material non-cash items and about unusual items that we do not expect to continue at the same level in the future.

The following table reconciles net income, the most directly comparable GAAP measure, to Adjusted Net Income for the years ended December 31, 2023 and 2022:

	Year ended December 31,		Period over Period Change
(in thousands, except %)	2023	2022	($)	(%)
Net income	$45,690	$40,422	$5,268	13.0%
Amortization of intangible assets	20,346	19,882	464	2.3%
Transaction costs(1)	245	953	(708)	(74.3)%
Earn-out consideration(2)	7,863	9,729	(1,866)	(19.2)%
Foreign currency losses(3)	431	7,967	(7,536)	(94.6)%
Loss on disposal of assets	1,322	31	1,291	NM
Severance costs(4)	1,852	821	1,031	125.6%
Stock-based compensation expense(5)	53,179	69,452	(16,273)	(23.4)%
Tax impacts of adjustments(6)	(4,386)	(6,442)	2,056	(31.9)%
Adjusted Net Income	$126,542	$142,815	$(16,273)	(11.4)%
Net Income Margin(7)	4.9%	4.2%
Adjusted Net Income Margin(7)	13.7%	14.9%
NM = not meaningful

(1)	Represents professional service fees primarily related to the acquisition of heloo in 2022 and other non-recurring transactions.
(2)	Represents earn-out consideration recognized as compensation expense related to the acquisition of heloo.
(3)	Realized and unrealized foreign currency losses include the effect of fair market value changes of forward contracts and remeasurement of U.S. dollar-denominated accounts to foreign currency.
(4)	Represents severance payments as a result of certain cost optimization measures we undertook during the period to restructure support roles.
(5)	Represents stock-based compensation expense, as well as associated payroll tax.
(6)	Represents tax impacts of adjustments to net income which resulted in a tax benefit during the period, including stock-based compensation expense and earn-out consideration.
(7)	Net Income Margin represents net income divided by service revenue and Adjusted Net Income Margin represents Adjusted Net Income divided by service revenue.
Adjusted EPS
Adjusted EPS is a non-GAAP profitability measure that represents earnings available to shareholders excluding the impact of certain items that are considered to hinder comparison of the performance of our business on a period-over-period basis or with other businesses. Adjusted EPS is calculated as Adjusted Net Income divided by our diluted weighted-average number of shares outstanding. Our management believes that the inclusion of supplementary adjustments to earnings per share applied in presenting Adjusted EPS are appropriate to provide additional information to investors about certain material non-cash items and about unusual items that we do not expect to continue at the same level in the future.

The following table reconciles GAAP diluted EPS, the most directly comparable GAAP measure, to Adjusted EPS for the years ended December 31, 2023 and 2022:

	Year ended December 31,
	2023	2022
GAAP diluted EPS	$0.48	$0.39
Per share adjustments to net income(1)	0.84	1.00
Adjusted EPS	$1.32	$1.39

Weighted-average common stock outstanding – diluted	96,173,071	102,603,179

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
Adjusted EBITDA is a non-GAAP profitability measure that represents EBITDA before certain items that are considered to hinder comparison of the performance of our business on a period-over-period basis or with other businesses. During the periods presented, we excluded from Adjusted EBITDA transaction costs, earn-out consideration, the effect of foreign currency gains and losses, gains and losses on disposals of assets, non-recurring severance costs, stock-based compensation expense and associated employer payroll tax and interest income, which include costs that are required to be expensed in accordance with GAAP. Our management believes that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors about certain material non-cash items and about unusual items that we do not expect to continue at the same level in the future.

The following table reconciles net income, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the years ended December 31, 2023 and 2022:

	Year ended December 31,		Period over Period Change
(in thousands, except %)	2023	2022	($)	(%)
Net income	$45,690	$40,422	5,268	13.0%
Provision for income taxes	29,342	24,111	5,231	21.7%
Financing expenses	21,717	11,921	9,796	82.2%
Depreciation	40,391	37,915	2,476	6.5%
Amortization of intangible assets	20,346	19,882	464	2.3%
EBITDA	157,486	134,251	23,235	17.3%
Transaction costs(1)	245	953	(708)	(74.3)%
Earn-out consideration(2)	7,863	9,729	(1,866)	(19.2)%
Foreign currency losses(3)	431	7,967	(7,536)	(94.6)%
Loss on disposals of assets	1,322	31	1,291	NM
Severance costs(4)	1,852	821	1,031	125.6%
Stock-based compensation expense(5)	53,179	69,452	(16,273)	(23.4)%
Interest income(6)	(1,581)	—	(1,581)	(100.0)%
Adjusted EBITDA	$220,797	$223,204	$(2,407)	(1.1)%
Net Income Margin(7)	4.9%	4.2%
Adjusted EBITDA Margin(7)	23.9%	23.2%
NM = not meaningful

(1)	Represents professional service fees related to the acquisition of heloo in 2022 and other non-recurring transactions.
(2)	Represents earn-out consideration recognized as compensation expense related to the acquisition of heloo.
(3)	Realized and unrealized foreign currency losses include the effect of fair market value changes of forward contracts and remeasurement of U.S. dollar-denominated accounts to foreign currency.
(4)	Represents severance payments as a result of certain cost optimization measures we undertook during the period to restructure support roles.
(5)	Represents stock-based compensation expense, as well as associated payroll tax.
(6)	Represents interest income earned on short-term savings and time-deposit funds beginning in 2023.
(7)	Net Income Margin represents net income divided by service revenue and Adjusted EBITDA Margin represents Adjusted EBITDA divided by service revenue.
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
The following table reconciles net cash provided by operating activities, the most directly comparable GAAP measure, to Free Cash Flow for the years ended December 31, 2023 and 2022:

	Year ended December 31,
	2023	2022
Net cash provided by operating activities	$143,670	$147,095
Purchase of property and equipment	(30,995)	(43,758)
Free Cash Flow	$112,675	$103,337
Conversion of Adjusted EBITDA(1)	51.0%	46.3%

(1)	Conversion of Adjusted EBITDA represents Free Cash Flow divided by Adjusted EBITDA

Liquidity and Capital Resources
As of December 31, 2023, our principal sources of liquidity were cash and cash equivalents totaling $125.8 million, which were held for working capital purposes, as well as the available balance of our 2022 Credit Facilities, described further below. Historically, we have made investments in supporting the growth of our business, which were enabled in part by our positive cash flows from operations during these periods. We expect to continue to make similar investments in the future.
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
In September 2022, our Board of Directors approved a share repurchase program of up to $100.0 million of shares of our Class A common stock. In May 2023, the Company announced that our Board of Directors authorized a $100.0 million increase to the share repurchase program, increasing the total authorization to $200.0 million, with the total amount remaining available after the increase being exclusive of any commissions, fees or excise taxes. During the year ended December 31, 2023, we repurchased 10,146,692 shares of our Class A common stock under the share repurchase program for $111.8 million, which we funded principally with available cash. As of December 31, 2023, approximately $57.3 million remained available for share repurchases under our share repurchase program.
Indebtedness
As of December 31, 2023, our total indebtedness, net of debt financing fees was $264.2 million.
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
The 2022 Revolving Credit Facility provides us with access to a $15.0 million letter of credit facility and a $15.0 million swing line facility, each of which, to the extent used, reduces borrowing availability under the 2022 Revolving Credit Facility. The 2022 Revolving Credit Facility terminates on September 7, 2027. As of December 31, 2023, we had no balance outstanding and $190.0 million of borrowing availability under the 2022 Revolving Credit Facility.
Borrowings under the 2022 Credit Agreement, with the exception of swing line borrowings, bear interest, at our option, either at (i) an adjusted Term Secured Overnight Financing Rate (“SOFR rate”) plus a margin of 2.25% per annum, subject to a SOFR rate floor of 0.00% or (ii) an alternative base rate plus a margin of 1.25% per annum, subject to an alternative base rate floor of 1.00%, Any borrowings under the swing line will be subject to the base rate. The 2022 Revolving Credit Facility also requires a commitment fee of 0.40% per annum of undrawn commitments to be paid quarterly in arrears. We have elected to pay interest on borrowings under the 2022 Term Loan Facility based on the SOFR rate. The interest rate in effect for the 2022 Term Loan Facility as of December 31, 2023 was 7.705% per annum.
The 2022 Credit Agreement contains a financial covenant requiring compliance with a maximum total net leverage ratio and certain other covenants, including, among other things, covenants restricting additional borrowings, investments (including acquisitions) and distributions. We were in compliance with all debt covenants as of December 31, 2023. Substantially all assets of our direct wholly owned subsidiary TU MidCo, Inc., its wholly owned subsidiary TU BidCo, Inc. and its material wholly owned domestic subsidiaries are pledged as collateral under the 2022 Credit Agreement, subject to certain customary exceptions.
See Note 8, “Long-Term Debt” in the Notes to Consolidated Financial Statements included in this Annual Report for additional information regarding our debt.
Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated:

	Year ended December 31,
(in thousands)	2023	2022
Net cash provided by operating activities	$143,670	$147,095
Net cash used in investing activities	(31,995)	(67,993)
Net cash used in financing activities	(119,085)	(4,035)

Operating Activities
Net cash provided by operating activities for the year ended December 31, 2023 was $143.7 million compared to net cash provided by operating activities of $147.1 million for the year ended December 31, 2022. Net cash provided by operating activities for the year ended December 31, 2023 reflects net income of $45.7 million, as well as the add back for non-cash charges totaling $110.0 million, primarily driven by $52.8 million in stock-based compensation expense, $40.4 million of depreciation and $20.3 million of amortization of intangible assets, partially offset by deferred taxes of $8.0 million. These changes were partially offset by changes in operating assets and liabilities of $12.1 million. Net cash provided by operating activities for the year ended December 31, 2022 reflects the net income of $40.4 million, as well as the add back for non-cash charges totaling $112.8 million, primarily driven by $69.0 million in stock-based compensation expense, $37.9 million of depreciation and $19.9 million of amortization of intangible assets, partially offset by deferred taxes of $11.8 million. These changes were partially offset by changes in operating assets and liabilities of $6.1 million.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2023 was $32.0 million compared to net cash used in investing activities of $68.0 million for the year ended December 31, 2022. Purchase of property and equipment decreased primarily due to certain employees returning to the office driving higher utilization of equipment. Net cash used in investing activities for the year ended December 31, 2022 included the acquisition of heloo, net of cash received.
Financing Activities
Net cash used in financing activities for the year ended December 31, 2023 was $119.1 million compared to net cash used in financing activities of $4.0 million for the year ended December 31, 2022. Net cash used in financing activities for the year ended December 31, 2023 consisted primarily of payments to acquire shares under our share repurchase program. Net cash used in financing activities for the year ended December 31, 2022 consisted of payments on long-term debt, including the repayment of all outstanding borrowings under the 2019 Credit Facilities, payments to acquire shares under our share repurchase program, payments for taxes related to net share settlement of equity awards and payments for debt financing fees, mostly offset by proceeds from the 2022 Credit Facilities, borrowings from our 2019 Revolving Credit Facility and proceeds from employee stock plans.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2023:

	Payments Due by Period
(in thousands)	Total	Current	Noncurrent
Long-term debt obligations	$265,613	$8,438	$257,175
Operating lease obligations	52,993	18,292	34,701
Technology solution obligations	25,372	14,760	10,612
Total	$343,978	$41,490	$302,488
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
Foreign Currency Risk
Our exposure to market risk arises principally from exchange rate risk. Although substantially all of our revenues are denominated in U.S. dollars, a substantial portion of our expenses were incurred and paid in the Philippine peso and Indian rupee in the year ended December 31, 2023. We also incur expenses in U.S. dollars, and currencies of the other countries in which we have operations. The exchange rates among the Philippine peso, Indian rupee and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future.
The average exchange rate of the Philippine peso against the U.S. dollar increased from 54.49 pesos during the year ended December 31, 2022 to 55.61 pesos during the year ended December 31, 2023, representing a depreciation of the Philippine peso of 2.1%. Based upon our level of operations during the year ended December 31, 2023, and excluding any forward contract arrangements that we had in place during that period, a 10% appreciation/depreciation in the Philippine peso against the U.S. dollar would have increased or decreased our expenses incurred and paid in the Philippine peso by approximately $37.1 million or $30.3 million, respectively, in the year ended December 31, 2023.
The average exchange rate of the Indian rupee against the U.S. dollar increased from 78.51 rupees during the year ended December 31, 2022 to 82.58 rupees during the year ended December 31, 2023, representing a depreciation of the Indian rupee of 5.2%. Based upon our level of operations during the year ended December 31, 2023, and excluding any forward contract arrangements that we had in place during that period, a 10% appreciation/depreciation in the Indian rupee against the U.S. dollar would have increased or decreased our expenses incurred and paid in the Indian rupee by approximately $9.0 million or $7.3 million, respectively, in the year ended December 31, 2023.

In order to mitigate our exposure to foreign currency fluctuation risks and minimize the earnings and cash flow volatility associated with forecasted transactions denominated in certain foreign currencies, and economically hedge our intercompany balances and other monetary assets and liabilities denominated in currencies other than functional currencies, we enter into foreign currency forward contracts. These derivatives have not been designated as hedges under ASC Topic 815, Derivatives and Hedging (“ASC 815”). Changes in the fair value of these derivatives are recognized in the consolidated statements of income and are included in other expense (income), net.
For the years ended December 31, 2023 and 2022, we realized losses (gains) of $(2.6) million and $13.3 million, respectively, resulting from the settlement of forward contracts were included within other expense (income), net.
For the years ended December 31, 2023 and 2022, we had outstanding forward contracts. The forward contract receivable (payable) resulting from change in fair value was recorded under prepaid expenses and other current assets (accounts payable and accrued liabilities). For the years ended December 31, 2023 and 2022, unrealized losses (gains) on the forward contracts of $2.5 million and $(4.6) million, respectively, were included within other expense (income), net.
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
Interest Rate Risk
Our exposure to market risk is influenced by the changes in interest rates paid on any outstanding balance on our borrowings, mainly under our 2022 Credit Facilities. All of our borrowings outstanding under the 2022 Credit Facilities as of December 31, 2023 accrue interest at SOFR plus 2.25%. Our total principal balance outstanding as of December 31, 2023 was $265.6 million. Based on the outstanding balances and interest rates under the 2022 Credit Facilities as of December 31, 2023, a hypothetical 10% increase or decrease in SOFR would cause an increase or decrease in interest expense of $1.4 million over the next 12 months.
Credit Risk
As of December 31, 2023, we had accounts receivable, net of allowance for credit losses, of $176.8 million, of which $49.8 million was owed by two of our clients. Collectively, these clients represented 28% of our gross accounts receivable as of December 31, 2023.

Item 8. Financial Statements and Supplementary Data
TASKUS, INC.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
TaskUs, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of TaskUs, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
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
Los Angeles, California
March 8, 2024

TASKUS, INC.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$125,776	$133,992
Accounts receivable, net of allowance for credit losses of $1,978 and $3,422, respectively	176,812	178,678
Income tax receivable	2,021	2,879
Prepaid expenses and other current assets	23,909	25,876
Total current assets	328,518	341,425
Noncurrent assets:
Property and equipment, net	68,893	75,053
Operating lease right-of-use assets	44,326	41,510
Deferred tax assets	4,857	6,165
Intangibles	192,958	212,993
Goodwill	218,108	217,382
Other noncurrent assets	6,542	7,487
Total noncurrent assets	535,684	560,590
Total assets	$864,202	$902,015
Liabilities and Shareholders’ Equity
Liabilities:
Current liabilities:
Accounts payable and accrued liabilities	$26,054	$37,062
Accrued payroll and employee-related liabilities	40,291	48,663
Current portion of debt	8,059	3,334
Current portion of operating lease liabilities	15,872	11,614
Current portion of income tax payable	7,451	5,730
Deferred revenue	4,077	3,481
Total current liabilities	101,804	109,884
Noncurrent liabilities:
Income tax payable	4,621	2,293
Long-term debt	256,166	264,225
Operating lease liabilities	31,475	32,380
Accrued payroll and employee-related liabilities	3,978	2,818
Deferred tax liabilities	25,214	34,514
Other noncurrent liabilities	233	288
Total noncurrent liabilities	321,687	336,518
Total liabilities	423,491	446,402
Commitments and Contingencies (See Note 10)
Shareholders’ equity:
Class A common stock, $0.01 par value. Authorized 2,500,000,000; 30,522,570 issued and 18,725,947 outstanding and 29,257,651 issued and 27,607,720 outstanding, respectively	305	293
Class B convertible common stock, $0.01 par value. Authorized 250,000,000; 70,032,694 and 70,032,694 shares issued and outstanding, respectively	700	700
Additional paid-in capital	683,117	631,908
Accumulated deficit	(89,984)	(135,674)
Accumulated other comprehensive loss	(9,551)	(10,647)
Treasury stock, at cost with 11,796,623 and 1,649,931 shares, respectively	(143,876)	(30,967)
Total shareholders’ equity	440,711	455,613
Total liabilities and shareholders’ equity	$864,202	$902,015
See accompanying notes to consolidated financial statements.

TASKUS, INC.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year ended December 31,
	2023	2022	2021
Service revenue	$924,365	$960,489	$760,703
Operating expenses:
Cost of services	538,745	558,761	431,736
Selling, general, and administrative expense	228,523	260,003	335,312
Depreciation	40,391	37,915	29,038
Amortization of intangible assets	20,346	19,882	18,847
Loss on disposal of assets	1,322	31	52
Total operating expenses	829,327	876,592	814,985
Operating income (loss)	95,038	83,897	(54,282)
Other expense (income), net	(1,711)	7,443	177
Financing expenses	21,717	11,921	6,504
Income (loss) before income taxes	75,032	64,533	(60,963)
Provision for (benefit from) income taxes	29,342	24,111	(2,265)
Net income (loss)	$45,690	$40,422	$(58,698)
Net income (loss) per common share:
Basic	$0.49	$0.41	$(0.62)
Diluted	$0.48	$0.39	$(0.62)
Weighted-average number of common shares outstanding:
Basic	93,938,931	97,815,679	94,832,137
Diluted	96,173,071	102,603,179	94,832,137
See accompanying notes to consolidated financial statements.

TASKUS, INC.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year ended December 31,
	2023	2022	2021
Net income (loss)	$45,690	$40,422	$(58,698)
Retirement benefit reserves	790	(98)	(55)
Foreign currency translation adjustments	306	(8,386)	(5,524)
Comprehensive income (loss)	$46,786	$31,938	$(64,277)
See accompanying notes to consolidated financial statements.

TASKUS, INC.
Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)

	Capital stock and additional paid-in capital					Accumulated deficit	Accumulated other comprehensive income (loss)			Total shareholders’ equity
	Class A common stock		Class B convertible common stock		Additional paid-in capital			Treasury stock
	Shares	Amount	Shares	Amount				Shares	Amount
Balance as of December 31, 2020	—	$—	91,737,020	$917	$398,202	$(67,398)	$3,416	—	$—	$335,137
Issuance of common stock in the initial public offering, net of offering costs	5,553,154	56	—	—	116,636	—	—	—	—	116,692
Conversion of common stock	21,704,326	217	(21,704,326)	(217)	—	—	—	—	—	—
Issuance of common stock for settlement of equity awards	275,588	3	—	—	(3)	—	—	—	—	—
Shares withheld related to net share settlement	(101,804)	(1)	—	—	(4,606)	—	—	—	—	(4,607)
Stock-based compensation expense	—	—	—	—	46,189	—	—	—	—	46,189
Distribution of dividends (0.55 per share)	—	—	—	—	—	(50,000)	—	—	—	(50,000)
Net loss	—	—	—	—	—	(58,698)	—	—	—	(58,698)
Other comprehensive loss	—	—	—	—	—	—	(5,579)	—	—	(5,579)
Balance as of December 31, 2021	27,431,264	$275	70,032,694	$700	$556,418	$(176,096)	$(2,163)	—	$—	$379,134
Issuance of common stock for settlement of equity awards	1,819,740	18	—	—	3,460	—	—	—	—	3,478
Shares withheld related to net share settlement	(193,456)	(2)	—	—	(4,143)	—	—	—	—	(4,145)
Shares issued in acquisition of heloo	200,103	2	—	—	7,194	—	—	—	—	7,196
Repurchase of common stock	—	—	—	—	—	—	—	1,649,931	(30,967)	(30,967)
Stock-based compensation expense	—	—	—	—	68,979	—	—	—	—	68,979
Net income	—	—	—	—	—	40,422	—	—	—	40,422
Other comprehensive loss	—	—	—	—	—	—	(8,484)	—	—	(8,484)
Balance as of December 31, 2022	29,257,651	$293	70,032,694	$700	$631,908	$(135,674)	$(10,647)	1,649,931	$(30,967)	$455,613
Issuance of common stock for settlement of equity awards	1,453,010	13	—	—	618	—	—	—	—	631
Shares withheld related to net share settlement	(188,091)	(1)	—	—	(2,168)	—	—	—	—	(2,169)
Repurchase of common stock	—	—	—	—	—	—	—	10,146,692	(112,909)	(112,909)
Stock-based compensation expense	—	—	—	—	52,759	—	—	—	—	52,759
Net income	—	—	—	—	—	45,690	—	—	—	45,690
Other comprehensive income	—	—	—	—	—	—	1,096	—	—	1,096
Balance as of December 31, 2023	30,522,570	$305	70,032,694	$700	$683,117	$(89,984)	$(9,551)	11,796,623	$(143,876)	$440,711
See accompanying notes to consolidated financial statements.

TASKUS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$45,690	$40,422	$(58,698)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	40,391	37,915	29,038
Amortization of intangibles	20,346	19,882	18,847
Amortization of debt financing fees	596	569	526
Loss on disposal of assets	1,322	31	52
Provision for credit losses	103	1,746	1,058
Unrealized foreign exchange losses (gains) on forward contracts	2,485	(4,589)	4,573
Deferred taxes	(7,959)	(11,755)	(11,477)
Stock-based compensation expense	52,759	68,979	46,189
Changes in operating assets and liabilities:
Accounts receivable	1,861	(15,052)	(76,203)
Prepaid expenses and other current assets	(2,015)	(7,131)	(8,611)
Operating lease right-of-use assets	14,314	12,726	—
Other noncurrent assets	(132)	(1,240)	(2,380)
Accounts payable and accrued liabilities	(9,825)	1,822	4,493
Accrued payroll and employee-related liabilities	(7,877)	13,589	16,450
Operating lease liabilities and deferred rent	(13,823)	(12,391)	1,195
Income tax payable	4,910	3,826	1,013
Deferred revenue	592	(623)	1,261
Other noncurrent liabilities	(68)	(1,631)	—
Net cash provided by (used in) operating activities	143,670	147,095	(32,674)
Cash flows from investing activities:
Purchase of property and equipment	(30,995)	(43,758)	(59,363)
Acquisition, net of cash acquired	—	(23,235)	—
Investment in loan receivable	(1,000)	(1,000)	—
Net cash used in investing activities	(31,995)	(67,993)	(59,363)
Cash flows from financing activities:
Proceeds from borrowings, Revolving credit facility	—	32,500	—
Proceeds from long-term debt	—	270,000	—
Payments for deferred business acquisition consideration	(1,875)	—	—
Payments on long-term debt	(3,713)	(273,080)	(6,563)
Payments for debt financing fees	—	(1,821)	(340)
Proceeds from issuance of common stock, net of underwriters’ fees	—	—	120,698
Proceeds from employee stock plans	631	3,478	—
Payments for offering costs	—	—	(4,798)
Payments for taxes related to net share settlement	(2,169)	(4,145)	(4,607)
Payments for stock repurchases	(111,959)	(30,967)	—
Distribution of dividends	—	—	(50,000)
Net cash provided by (used in) financing activities	(119,085)	(4,035)	54,390
Increase (decrease) in cash and cash equivalents	(7,410)	75,067	(37,647)
Effect of exchange rate changes on cash	(806)	(4,659)	(6,497)
Cash and cash equivalents at beginning of period	133,992	63,584	107,728
Cash and cash equivalents at end of period	$125,776	$133,992	$63,584

Supplemental cash flow information:
Cash paid for interest	$21,557	$9,952	$5,907
Cash paid for taxes, net of refunds	$31,747	$31,805	$7,487
Noncash operating, investing and financing activities:
Accrued capital expenditures	$4,451	$3,108	$7,817
Noncash reclass for customer-billed equipment	$—	$—	$1,874
Loan receivable exchanged for software	$2,182	$—	$—
See accompanying notes to consolidated financial statements.

TASKUS, INC.
Notes to Consolidated Financial Statements
1. Description of Business and Organization
TaskUs, Inc. (“TaskUs,” together with its subsidiaries, the “Company,” “we,” “us” or “our”) was formed by investment funds affiliated with Blackstone Inc. (“Blackstone”) as a vehicle for the acquisition of TaskUs Holdings, Inc. (“TaskUs Holdings”) on October 1, 2018 (the “Blackstone Acquisition”). Prior to the Blackstone Acquisition, TaskUs had no operations and TaskUs Holdings operated as a standalone entity. TaskUs, Inc. was incorporated in Delaware in July 2018, and is headquartered in New Braunfels, Texas.
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
The acquisition of Parsec d.o.o. and Q Experience d.o.o. (collectively, “heloo”) was completed on April 15, 2022. The acquisition was not material to the Company’s consolidated financial statements.
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
(b) Use of Estimates
The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the determination of useful lives and impairment of fixed assets; allowances for credit losses; the valuation of deferred tax assets; the measurement of lease liabilities and right-of-use assets; valuation of forward contracts; valuation of stock-based compensation; valuation of acquired intangible assets and goodwill, as well as related impairment assessments, and reserves for income tax uncertainties and other contingencies.
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
For the years ended December 31, 2023, 2022 and 2021, the following customers represented greater than 10% of the Company’s service revenue:

	Service revenue percentage
	Year ended December 31,
Customer	2023	2022	2021
A	19%	22%	27%
B	Less than 10%	Less than 10%	11%
For the years ended December 31, 2023 and 2022, the following customers represented greater than 10% of the Company’s accounts receivable:

	Accounts receivable percentage
Customer	December 31, 2023	December 31, 2022
A	16%	17%
B	12%	13%
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
(g) Leases
The Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), effective as of January 1, 2022, using the modified retrospective method and the effective date as the date of initial application. The Company elected the “package of practical expedients,” which permits the Company not to reassess under Topic 842 any prior conclusions about lease identification, lease classification and initial direct costs. The Company did not apply the short-term lease exception and will therefore recognize a right-of-use asset and lease liability for all leases.
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
(h) Translation of Non-U.S. Currency Amounts
The Company is subject to foreign currency exposure due to its principal operations being located in the Philippines and operations in various other international locations. Assets and liabilities of non-U.S. subsidiaries whose functional currency is not the U.S. dollar are translated into U.S. Dollars at fiscal year-end exchange rates. Revenue and expense items are translated at weighted average foreign currency exchange rates prevailing during the fiscal year. Translation adjustments are included in other comprehensive income (loss). Realized and unrealized gains and losses arising from foreign currency transactions are recognized in other expense (income), net. For the years ended December 31, 2023, 2022 and 2021, realized and unrealized foreign currency losses (gains) were $0.5 million, $(0.8) million and $(4.2) million, respectively.
(i) Cash and Cash Equivalents
Cash and cash equivalents consist of cash on deposit with banks and highly liquid investments with maturities of 90 days or less from the date of purchase.
(j) Accounts Receivable
Accounts receivable are recorded as revenue and are recognized in accordance with the Company’s revenue recognition policy. The Company maintains an allowance for credit losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. The Company reviews its allowance for losses quarterly. Past-due balances over 30 days and over a specified amount are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.
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
(l) Derivative Instruments and Hedging Activities
ASC Topic 815, Derivatives and Hedging, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments as assets (prepaid expenses and other current assets) or liabilities (accrued payroll and employee-related liabilities) on the Company’s consolidated balance sheets and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so, the type of hedge. Gains and losses on derivative instruments not designated as hedges are included in earnings. The resulting cash flows are reported as cash from operating activities. As of December 31, 2023, the Company was a party to non-deliverable foreign currency forward contract arrangements with three commercial banks which were not designated as hedges.

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
Differences in timing between the delivery of services, billings, and receipt of payment from customers can result in the recognition of certain contract assets and contract liabilities. Revenue recognized in excess of billings is recorded as accrued revenue, and is reported under accounts receivable, net of allowance for credit losses on the consolidated balance sheets. Billings in excess of revenue recognized is recorded as deferred revenue until revenue recognition criteria are met. Client prepayments (even if nonrefundable) are recorded as deferred revenue on the consolidated balance sheets and recognized over future periods as services are delivered or performed.
ASC 340-40, Other Assets and Deferred Costs—Contracts with customers (“ASC 340”), provides guidance for incremental costs of obtaining a contract with a customer or costs incurred in fulfilling a contract with a customer. Incremental costs to obtain a contract with a customer are required to be capitalized if an entity expects to recover those costs. Signing commissions that are paid to sales employees are considered incremental costs of obtaining a contract with a customer. These commissions are deferred and then amortized on a straight-line basis over the contract period, which is typically one year. Amortization expense is included in selling, general and administrative expense on the consolidated statements of operations. The Company determines the period of benefit by taking into consideration its customer contracts, its technology, and other factors. Commissions paid to non-sales staff are also required to be capitalized if directly attributable to, and incremental from, obtaining a contract.
(n) Advertising Expense
Advertising costs are expensed as incurred and are included in selling, general, and administrative expense in the consolidated statements of operations. Advertising expense for the years ended December 31, 2023, 2022 and 2021 was $1.6 million, $2.0 million and $1.9 million, respectively.

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
Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. During the years ended December 31, 2023, 2022 and 2021, no impairment charges were recorded.
(p) Intangibles
Intangible assets consist of finite-lived intangible assets acquired through the Company’s business combinations. Such amounts are initially recorded at fair value and subsequently amortized over their useful lives using the straight-line method, which reflects the pattern of benefit, and assumes no residual value.
Finite-lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Finite-lived intangibles are grouped for recognition and measurement of impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. If circumstances require an asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset group to its carrying amount. If the carrying amount of the asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. During the years ended December 31, 2023, 2022 and 2021, no impairment charges were recorded.
(q) Goodwill
Goodwill is the amount by which the cost of the acquired net assets in a business combination exceeds the fair value of the identifiable net assets on the date of purchase. Goodwill is not amortized.
The Company reviews goodwill for impairment annually on October 1, or more frequently when events or circumstances indicate goodwill may be impaired. Management may initially assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the estimated fair value of a reporting unit is less than its carrying amount (“Step 0”). If determined that it is more-likely-than-not the estimated fair value of a reporting unit is less than its carrying amount, a quantitative assessment is performed (“Step 1”). Under FASB Topic ASC 350 Intangibles—Goodwill and Other, entities have an unconditional option to bypass the qualitative assessment described in the preceding sentences for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. We have determined that we have a single reporting unit. We consider our market capitalization (calculated as total common shares outstanding multiplied by the common equity price per share), as adjusted for a control premium factor, as necessary, to represent fair value. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered to be impaired. If the carrying amount of the reporting unit exceeds its fair value, an impairment charge is recorded in an amount equal to that excess, but not more than the carrying value of goodwill.

As of October 1, 2023, 2022 and 2021, we opted to bypass the qualitative assessment under Step 0 and proceeded directly to performing a quantitative goodwill impairment test under Step 1. As a result of the quantitative assessment, we determined that the carrying value of the reporting unit did not exceed its fair value.
(r) Prepaid Expenses and Other Assets
Prepaid expenses and other current assets consists primarily of VAT and goods and services taxes, derivative assets, prepayments for software and insurance, refundable security deposits and implementation costs capitalized for hosting arrangements.
Other noncurrent assets consists primarily of refundable security deposits, implementation costs capitalized for hosting arrangements, deferred financing costs on the undrawn revolver loan and loan receivable.
(s) Share Repurchases
The Company records its repurchases of Class A common stock at cost, including direct and incremental costs, as treasury stock within shareholders' equity on the consolidated balance sheets.
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
Awards to employees may contain service, performance and market conditions, or a combination thereof, that affect vesting. The Company recognizes expense over the requisite service period using a graded vesting model. For unvested awards with performance conditions, the Company assesses the probability of attaining the performance conditions at each reporting period. Awards that are deemed probable of attainment are recognized in expense over the requisite service period. The Company accounts for forfeitures as they occur.
(u) Employee Benefits
Defined benefit plans
The Company has certain defined benefit plans that provide eligible employees with retirement income based primarily on years of service and compensation during specific periods. Expense recognized for the years ended December 31, 2023, 2022 and 2021 was $1.7 million, $1.3 million and $0.7 million, respectively. The net obligations under our benefit plans as of December 31, 2023 and 2022 were $4.0 million and $3.1 million, respectively.
The retirement benefit reserve, which represents the cumulative amount of remeasurement of the defined benefit liability arising from actuarial gains and losses due to experience and demographic assumptions, is included in accumulated other comprehensive loss. Amounts reclassified into income were immaterial for the years ended December 31, 2023, 2022 and 2021.
Defined contribution plans
The Company has certain defined contribution plans, including a 401(k) retirement plan in the U.S., whereby contributions made by eligible employees may be matched by the Company with certain limitations. Employer matching contributions recognized in expense for the years ended December 31, 2023, 2022 and 2021 was $3.5 million, $2.8 million and $1.9 million, respectively.
(v) Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.
(w) Earnings per share
The computation of basic net income per share of common stock (“EPS”) is based on the weighted average number of shares that were outstanding during the period, including shares of common stock that are issuable at the end of the reporting period. The computation of diluted EPS is based on the number of basic weighted-average number of shares outstanding plus the weighted-average number of common shares that would be issued assuming the exercise of all potentially dilutive common stock equivalents using the treasury stock method. Common stock equivalents consist of shares issuable upon the exercise of stock options and vesting of RSUs and PSUs. Common stock equivalents with performance or market conditions are included as potentially dilutive if the conditions for vesting would have been met if the last day of the period was the end of the contingency period.

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
Recently adopted accounting pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). The revised standard relates to measurement of credit losses on financial instruments, and requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The guidance replaces the incurred loss model with an expected loss model referred to as current expected credit losses ("CECL"). The CECL model requires us to measure lifetime expected credit losses for financial instruments held at the reporting date using historical experience, current conditions and reasonable supportable forecasts. The guidance expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating credit losses and requires new disclosures of the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. The Company adopted this standard as of January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements.
Recently issued accounting pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard requires enhanced disclosure of significant segment expenses, and other segment items, on an annual and interim basis. This ASU will be effective for the Company for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. This ASU will be applied retrospectively to all periods presented in the financial statements. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard improves the transparency of rate reconciliation and income taxes paid disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The standard also improves the effectiveness and comparability of disclosures by (1) adding disclosures of pretax income (loss) and income tax expense (benefit) and (2) removing disclosures that no longer are considered cost beneficial or relevant. This ASU will be effective for the Company for fiscal years beginning after December 15, 2025. Early adoption is permitted. This ASU will be applied prospectively, with retrospective application permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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
(2)
Represents consideration, which was retained by the Company as security to satisfy sellers' obligations for potential future contractual claims arising under the terms of the purchase agreement; provided that the amount of the holdback shall not serve as any limitation on the indemnification obligations of the sellers under the purchase agreement. The holdback is payable to the sellers, net of any such claims, 18 months after the Closing Date except for a portion of the holdback related to potential tax claims, which is payable over three years after the Closing Date, net of any tax claims.

(3)
Comprised of 200,103 shares of the Company's Class A common stock issued in relation to this acquisition. The fair value was determined on the basis of the closing market price of the Company's Class A common stock on the acquisition date.

The Company paid $1.9 million related to holdback cash consideration during the year ended December 31, 2023, which is included in payments for deferred business acquisition consideration.
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

Subject to heloo's EBITDA (as defined in the share purchase agreement for the acquisition) margin exceeding a minimum level, the former shareholders of heloo are eligible to receive contingent earn-out payments not to exceed €20.0 million, based on a multiple of EBITDA in excess of certain prescribed EBITDA targets outlined in the purchase agreement during each of the one year periods ending April 30, 2023 and 2024. The total fair value of remaining contingent earn-out payments was determined to be $0.0 million and $14.9 million as of December 31, 2023 and 2022, respectively, based on a Monte Carlo simulation model, utilizing a discounted payout analysis based on probabilities and timing of achieving the prescribed targets. Since these payments were contingent on future service conditions, they were recognized as compensation expense ratably over the required service period. Since the service conditions have been met, future changes will be based only on updates to the expected achievement. For the years ended December 31, 2023 and 2022, the Company recognized $7.9 million and $9.7 million in compensation expense related to the contingent earn-out payments included in selling, general, and administrative expenses. The Company paid $18.3 million related to the contingent earn-out during the year ended December 31, 2023, which is included in net cash provided by operating activities.
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
The Company’s revenues are derived from contracts with customers related to business outsourcing services that it provides. The following table presents the breakdown of the Company’s revenues by service offering:

	Year ended December 31,
(in thousands)	2023	2022	2021
Digital Customer Experience	$605,943	$637,587	$486,679
Trust and Safety	186,742	178,409	169,080
AI Services	131,680	144,493	104,944
Service revenue	$924,365	$960,489	$760,703
The majority of the Company’s revenues are derived from contracts with customers who are located in the United States. However, the Company delivers its services from geographies outside of the United States. The following table presents the breakdown of the Company’s revenues by geographical location, based on where the services are provided from:

	Year ended December 31,
(in thousands)	2023	2022	2021
Philippines	$511,298	$504,361	$402,340
United States	148,708	252,457	246,642
India	115,777	102,561	56,216
Rest of World	148,582	101,110	55,505
Service revenue	$924,365	$960,489	$760,703
Contract Balances
Accounts receivable, net of allowance for credit losses includes $77.2 million and $80.8 million of unbilled revenues as of December 31, 2023 and 2022, respectively.

Activity in the Company’s allowance for doubtful accounts consisted of the following:

	Year ended December 31,
(in thousands)	2023	2022	2021
Balance, beginning of year	$3,422	$1,819	$2,294
Provision for credit losses	103	1,746	1,058
Uncollectible receivables written-off	(1,547)	(143)	(1,533)
Balance, end of year	$1,978	$3,422	$1,819

5. Forward Contracts
The Company transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency exchange rate risk. During 2023 and 2022, the Company entered into foreign currency exchange rate forward contracts, with three commercial banks as the counterparties, with maturities of generally 12 months or less, to reduce the volatility of cash flows primarily related to forecasted costs denominated in Philippine pesos and Indian rupees. In addition, the Company utilizes foreign currency exchange rate contracts to mitigate foreign currency exchange rate risk associated with foreign currency-denominated assets and liabilities, primarily intercompany balances. The Company does not use foreign currency exchange rate contracts for trading purposes. The exchange rate forward contracts entered into by the Company are not designated as hedging instruments. Any gains or losses resulting from changes in the fair value of these contracts are recognized in other expense (income), net in the consolidated statements of operations. The forward contract receivable (payable) resulting from changes in fair value was recorded under prepaid expenses and other current assets (accounts payable and accrued liabilities).
The following table presents the Company’s settled forward contracts and realized and unrealized losses (gains) associated with derivative contracts:

	Year ended December 31,
(in thousands)	2023	2022	2021
Notional amount of settled forward contracts in Philippine pesos	$221,014	$194,013	$109,200
Notional amount of settled forward contracts in Indian rupees	30,950	—	—
Total notional amount of settled forward contracts	$251,964	$194,013	$109,200
Realized losses (gains) from settlement of forward contracts	$(2,577)	$13,336	$446

Notional amount of outstanding forward contracts in Philippine pesos	$169,029	$175,050	$127,200
Notional amount of outstanding forward contracts in Indian rupees	45,193	—	—
Total notional amount of outstanding forward contracts	$214,222	$175,050	$127,200
Unrealized foreign exchange losses (gains) on forward contracts	$2,485	$(4,589)	$4,573
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
For financial statement presentation purposes, the Company offsets assets and liabilities for forward contracts with the same counterparty that it has the right and intent to net settle upon maturity; however, it does not offset assets and liabilities under master netting arrangements that it does not intend to net settle. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2023 and 2022 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	December 31, 2023
	Fair value measurements using			Total Gross Fair Value	Effect of Counter-party Netting	Net Amounts on Balance Sheet	Effect of Master Netting Arrangements	Net Amounts
(in thousands)	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets
Forward contract receivable	$—	$95	$—	$95	$—	$95	$(95)	$—
Liabilities
Forward contract payable	$—	$784	$—	$784	$—	$784	$(95)	$689

	December 31, 2022
	Fair value measurements using			Total Gross Fair Value	Effect of Counter-party Netting	Net Amounts on Balance Sheet	Effect of Master Netting Arrangements	Net Amounts
(in thousands)	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets
Money market funds	$6,069	$—	$—	$6,069	$—	$6,069	$—	$6,069
Forward contract receivable	$—	$4,845	$—	$4,845	$(518)	$4,327	$(1,778)	$2,549
Liabilities
Forward contract payable	$—	$3,049	$—	$3,049	$(518)	$2,531	$(1,778)	$753
The Company’s derivatives are carried at fair value using various pricing models that incorporate observable market inputs, such as interest rate yield curves and currency rates, which are Level 2 inputs. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the counterparty or by the Company.
6. Property and Equipment, net
The components of Property and equipment, net at December 31, 2023 and 2022 were as follows:

(in thousands)	December 31, 2023	December 31, 2022
Leasehold improvements	$67,552	$53,950
Technology and computers	105,375	95,189
Furniture and fixtures	7,392	6,173
Construction in process	1,140	4,640
Other property and equipment	14,238	10,828
Property and equipment, gross	195,697	170,780
Accumulated depreciation	(126,804)	(95,727)
Property and equipment, net	$68,893	$75,053
The Company’s principal operations are in the Philippines where the majority of property and equipment resides under its wholly owned subsidiaries. The table below presents the Company’s total property and equipment by geographic location as of December 31, 2023 and 2022:

(in thousands)	December 31, 2023	December 31, 2022
Philippines	$29,765	$42,153
United States	7,308	9,136
India	17,452	15,482
Rest of World	14,368	8,282
Property and equipment, net	$68,893	$75,053
7. Goodwill and Intangibles
On April 15, 2022, the Company completed the acquisition of heloo. As a result of the acquisition, the Company recorded approximately $21.9 million of goodwill and $11.2 million of other identifiable intangible assets. See Note 3, “Business Combination” for additional information.

The changes in the carrying amount of goodwill during the period were as follows:

(in thousands)
Balance as of December 31, 2021	$195,735
Acquisition of heloo	21,908
Foreign currency translation	(261)
Balance as of December 31, 2022	217,382
Foreign currency translation	726
Balance as of December 31, 2023	$218,108
The results of our goodwill impairment tests for the years ended December 31, 2023 and 2022 did not indicate any impairments of goodwill.
Intangible assets consisted of the following as of December 31, 2023 and 2022:

		December 31, 2023			December 31, 2022
(in thousands)	Weighted-Average Years Remaining	Intangibles, Gross	Accumulated Amortization	Intangibles, Net	Intangibles, Gross	Accumulated Amortization	Intangibles, Net
Customer relationships	9.7	$251,899	$(86,176)	$165,723	$251,539	$(68,987)	$182,552
Trade name	9.8	41,900	(14,665)	27,235	42,222	(11,986)	30,236
Other intangibles	0.0	236	(236)	—	410	(205)	205
Total	9.7	$294,035	$(101,077)	$192,958	$294,171	$(81,178)	$212,993
Future amortization expense for intangible assets subject to amortization was:

(in thousands)
2024	$19,957
2025	19,957
2026	19,957
2027	19,957
2028	19,957
Thereafter	93,173
Total	$192,958
8. Long-Term Debt
The balances of current and non-current portions of debt consist of the following as of December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
(in thousands)	Current	Noncurrent	Total	Current	Noncurrent	Total
Term Loan	$8,438	$257,175	$265,613	$3,712	$265,613	$269,325
Less: Debt financing fees	(379)	(1,009)	(1,388)	(378)	(1,388)	(1,766)
Total	$8,059	$256,166	$264,225	$3,334	$264,225	$267,559
2019 Credit Agreement
On September 25, 2019, the Company entered into a credit agreement (the “2019 Credit Agreement”) that included a $210.0 million term loan (the “2019 Term Loan Facility”) and a $40.0 million revolving credit facility (the “2019 Revolving Credit Facility” and, together with the 2019 Term Loan Facility, the “2019 Credit Facilities”). On April 30, 2021, the Company entered into Amendment No. 1 to the 2019 Credit Agreement with the existing lenders providing for $50.0 million incremental revolving credit commitments on the same terms as the existing revolving credit facility. On September 7, 2022, the Company entered into the 2022 Credit Agreement (as defined below) and the total outstanding debt under the 2019 Credit Facilities of $267.2 million was fully repaid.

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
The 2022 Revolving Credit Facility provides the Company with access to a $15.0 million letter of credit facility and a $15.0 million swing line facility, each of which, to the extent used, reduces borrowing availability under the 2022 Revolving Credit Facility. The 2022 Revolving Credit Facility terminates on September 7, 2027. As of December 31, 2023, we had no balance outstanding and $190.0 million of borrowing available under the 2022 Revolving Credit Facility.
Borrowings under the 2022 Credit Agreement, with the exception of swing line borrowings, bear interest, at our option, either at (i) an adjusted Term Secured Overnight Financing Rate (“SOFR rate”) plus a margin of 2.25% per annum, subject to a SOFR rate floor of 0.00% or (ii) an alternative base rate plus a margin of 1.25% per annum, subject to an alternative base rate floor of 1.00%, Any borrowings under the swing line will be subject to the base rate. The 2022 Revolving Credit Facility also requires a commitment fee of 0.40% per annum of undrawn commitments to be paid quarterly in arrears. We have elected to pay interest on borrowings under the 2022 Term Loan Facility based on the SOFR rate. The interest rate in effect for the 2022 Term Loan Facility as of December 31, 2023 was 7.705% per annum. Due to its variable interest rates, the carrying amount of debt approximates fair value based on the present value of future cash flows using Level 2 inputs.
The 2022 Credit Agreement contains a financial covenant requiring compliance with a maximum total net leverage ratio and certain other covenants, including, among other things, covenants restricting additional borrowings, investments (including acquisitions) and distributions. We were in compliance with all debt covenants as of December 31, 2023. Substantially all assets of our direct wholly owned subsidiary TU MidCo, Inc., its wholly owned subsidiary TU BidCo, Inc. and its material wholly owned domestic subsidiaries are pledged as collateral under the 2022 Credit Agreement, subject to certain customary exceptions.
Principal maturities of the outstanding debt as of December 31, 2023 are as follows:

(in thousands)
2024	$8,438
2025	15,188
2026	21,937
2027	220,050
Total	$265,613

9. Leases
The following table presents operating lease costs recorded to cost of service:

	Year ended December 31,
(in thousands)	2023	2022
Operating lease costs - Cost of services	$17,314	$15,242
Operating lease costs recorded to selling, general, and administrative expense were immaterial during the years ended December 31, 2023 and 2022. Rental expense for the year ended December 31, 2021 was $12.9 million.
The following table presents the weighted average remaining lease term and weighted average discount rate for the Company's operating leases as of December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
Weighted average remaining lease term	3.5 years	4.1 years
Weighted average discount rate	6.3%	5.3%
The following table presents supplemental cash flow information related to the Company's operating leases:

(in thousands)	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$16,825	$14,551
ROU assets obtained in exchange for operating lease liabilities	18,938	13,146
The future lease payments on the Company’s operating lease liabilities as of December 31, 2023 were as follows:

(in thousands)
2024	$18,292
2025	15,495
2026	9,943
2027	5,394
2028	2,031
Thereafter	1,838
Total lease payments	52,993
Less: interest	(5,646)
Total lease liabilities	$47,347
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

On February 23, 2022, a purported class action lawsuit captioned Lozada v. TaskUs, Inc. et al., No. 22-cv-1479-JPC, was filed in the United States District Court for the Southern District of New York against the Company, our Chief Executive Officer, our President, and our Chief Financial Officer. The complaint alleges that the registration statement filed in connection with the Company’s IPO and the Company’s second and third quarter 2021 earnings calls contained materially false and misleading information in violation of the federal securities laws. On October 20, 2022, the Court entered an order appointing Humberto Lozada as lead plaintiff in the lawsuit. On December 16, 2022, lead plaintiff filed an amended complaint, alleging additional misstatements in certain of the Company’s 2021 earnings releases filed on Form 8-K and at an investor conference, and asserting additional securities claims, including against members of TaskUs’s board of directors as well as BCP FC Aggregator L.P. The complaint seeks unspecified damages and an award of costs and expenses, including reasonable attorneys’ fees, as well as equitable relief. We believe that the lawsuit is without merit and intend to defend the lawsuit vigorously. On February 17, 2023, TaskUs and the other named defendants filed a motion to dismiss. On October 16, 2023, the plaintiffs voluntarily dismissed with prejudice certain claims based on certain theories of liability. On January 5, 2024, the Court granted in part and denied in part the defendants’ motion to dismiss. Defendants filed an answer to the complaint on February 9, 2024, and an initial pretrial conference was held on February 16, 2024. We cannot predict at this point the length of time that this action will be ongoing or the liability, if any, which may arise therefrom.
The Company is currently defending three lawsuits that present in large degree the same legal or factual issues, with allegations that are similar in nature. We believe that these three lawsuits are without merit and intend to defend each vigorously. We cannot predict at this point the length of time that these actions will be ongoing or the liability, if any, which may arise therefrom. As these actions are still in preliminary phases, any potential loss or impact on financial position or results of operations cannot yet be estimated:
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
On November 22, 2023, TaskUs was added as an additional defendant in a lawsuit captioned Naeem Seirafi, Edward Baton, Anthony Comilla, Brett Deeney, and Abraham Vilinger, individually and on behalf of all others similarly situated v. Ledger SAS, Shopify (USA) Inc., Shopify Inc., and TaskUs, Inc., No. 21-cv-02470 pending in the United States District Court, Northern District of California. The complaint alleges defendants failed to exercise reasonable care in securing and safeguarding consumer information in connection with a 2020 data breach impacting Ledger cryptocurrency hardware wallets, resulting in the unauthorized public release of approximately 272,000 pieces of detailed personally identifiable information, including Plaintiffs’ and “Class” members’ full names, email addresses, postal addresses, and telephone numbers. The complaint asserts claims against TaskUs for negligence, negligence per se, declaratory and injunctive relief, and for violations of the New York Deceptive Trade Practices Act. The named plaintiffs’ alleged damages of approximately $557,000 and an award of costs and expenses, including reasonable attorneys’ fees, as well as declaratory and injunctive relief, and other damages. On February 5, 2024, TaskUs filed a motion to dismiss, which is currently pending.
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
In connection with the Blackstone Acquisition, the phantom stock awards associated with the plan were settled partially in cash and partially in rollover shares in accordance with the terms of the plan. The contractual lives and the vesting conditions for the rollover phantom stock varied depending on the employment status of the holder at the acquisition date. All other terms were substantially the same as the plan and the agreements as discussed above and were to be settled in cash upon an IPO or in a similar form as the method of purchase used by a future acquirer upon an occurrence of a change in control. Prior to the IPO, management determined that these triggering events were not probable, and as such no liability or expense was recorded prior to the IPO related to the rollover shares. There were 6,514,360 outstanding phantom shares as of December 31, 2020. There were 1,399,470 phantom shares forfeited during the year ended December 31, 2021. As of December 31, 2021, there were no phantom shares outstanding.
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
The Company initially granted 6,614,122 awards to its founders and reserved an additional 12,160,929 shares of Class A common stock for issuance under the 2021 Plan. As of December 31, 2023, the total number of shares available for future grants under the 2021 Plan was 7,371,346, subject to automatic annual evergreen increases.
Employee Stock Purchase Plan
The Company adopted the TaskUs, Inc. 2022 Employee Stock Purchase Plan (the “ESPP”) on June 14, 2022. Under the ESPP, eligible employees may purchase a limited number of shares of our Class A common stock at the lesser of 85% of the market value on the enrollment date or 85% of the market value on the purchase date. As of December 31, 2023, no shares were issued through the ESPP. As of December 31, 2023, the total number of shares available for issuance under the ESPP was 5,000,000.

Stock Options
The following table summarizes the stock option activity for the year ended December 31, 2023:

	Number of options	Weighted-average exercise price	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2023	7,723,711	$12.98	7.6	$57,880
Granted	770,937	$18.11
Exercised	(149,250)	$4.23
Forfeited, cancelled or expired	(821,427)	$8.29
Outstanding at December 31, 2023	7,523,971	$14.19	6.9	$30,867
Vested and exercisable at December 31, 2023	1,844,911	$19.85	7.1	$4,048
Vested and exercisable at December 31, 2023 and expected to vest thereafter	7,523,971	$14.19	6.9	$30,867
The weighted-average grant-date fair value of options granted during the years ended December 31, 2023, 2022 and 2021 was $8.85, $10.73 and $9.69, respectively. The total pre-tax intrinsic value of the options exercised during the year ended December 31, 2023 and December 31, 2022 was $1.3 million and $10.9 million, respectively. No stock options were exercised during the year ended December 31, 2021.
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

	Year ended December 31,
	2023	2022	2021
Dividend yield (%)	0%	0%	0%
Expected volatility (%)	36-45%	32-35%	32-35%
Risk-free interest rate (%)	3.6-4.2%	1.6-4.2%	0.8-1.4%
Expected term (years)	5.5-6.5	5.5-7.0	5.1-7.0
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
•Expected term: Estimated based on the simplified method as we do not have adequate historical data.

RSUs
The following table summarizes the RSU activity for the year ended December 31, 2023:

	Number of RSUs	Weighted-average grant date fair value
Outstanding at January 1, 2023	3,895,224	$28.00
Granted	1,798,074	$16.66
Released	(1,303,760)	$26.41
Cancelled	(525,219)	$25.46
Unvested and Outstanding at December 31, 2023	3,864,319	$23.60
The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2022 and December 31, 2021 was $25.97 and $28.66, respectively. The total pre-tax intrinsic value of the RSUs released during the years ended December 31, 2023, 2022, and 2021 was $15.4 million, $20.3 million, and $12.4 million, respectively.
Performance Stock Units (“PSUs”)
The Company had 3,373,417 PSUs with a weighted-average grant date fair value of $4.02 outstanding as of December 31, 2023 and 2022. The majority of the PSUs vest contingently in annual installments over four years subject to continued service and the achievement of certain enterprise value compound annual growth rate ("CAGR") targets. The remaining PSUs vest contingently in four years subject to continued service and the achievement of certain market capitalization CAGR targets. The grant date fair value of the PSUs granted during the year ended December 31, 2021 were estimated using the Monte Carlo simulation method with the following assumptions:

Dividend yield (%)	0%
Expected volatility (%)	40%
Risk-free interest rate (%)	0.1-0.6%
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in the Company’s consolidated statements of operations for the periods presented:

	Year ended December 31,
(in thousands)	2023	2022	2021
Cost of services	$3,269	$3,557	$1,318
Selling, general, and administrative expense	49,490	65,422	172,367
Total	$52,759	$68,979	$173,685
For the year ended December 31, 2021, the change in control condition of our phantom shares became probable upon the IPO. As a result, the Company recognized expense in the amount of the expected cash settlement of the phantom shares totaling $127.5 million in selling, general and administrative expense on the consolidated statements of operations for the year ended December 31, 2021. Additionally, the Company concluded that the public offering represented a qualifying liquidity event that would cause the performance condition of the options under the 2019 Plan to be probable of occurring, and began recognizing compensation expense in relation to those options, including approximately $2.2 million of compensation expense related to nonvested stock options based on the service already provided by employees at that time.
For the year ended December 31, 2023, there was $7.8 million, $33.6 million and $2.5 million of unrecognized compensation expense related to the Company’s unvested stock options, RSUs and PSUs, respectively, that is expected to be recognized over a weighted-average period of 0.8 years, 1.1 years and 1.1 years.
The tax benefits recognized in the consolidated statements of operations for stock-based compensation expense, including the impact of exercises and releases, were $0.8 million, $3.2 million, and $4.3 million for the years ended December 31, 2023, 2022, and 2021, respectively.

12. Income Taxes
The components of income (loss) before income taxes consists of the following, for the periods indicated:

	Year ended December 31,
(in thousands)	2023	2022	2021
United States	$25,009	$7,942	$(111,296)
Foreign	50,023	56,591	50,333
Income (loss) before income taxes	$75,032	$64,533	$(60,963)
The provision for (benefit from) income taxes consists of the following, for the periods indicated:

	Year ended December 31,
(in thousands)	2023	2022	2021
Current:
Federal	$20,676	$16,418	$999
State	6,328	3,215	2,146
Foreign	10,297	16,233	6,067
Total current tax expense	37,301	35,866	9,212
Deferred:
Federal	(8,377)	(6,490)	(9,844)
State	(1,060)	(881)	(796)
Foreign	1,478	(4,384)	(837)
Total deferred tax benefit	(7,959)	(11,755)	(11,477)
Total provision for (benefit from) income taxes	$29,342	$24,111	$(2,265)
The following table presents the tax effects of temporary differences that gives rise to significant portions of deferred tax assets and deferred tax liabilities as of the dates indicated:

(in thousands)	December 31, 2023	December 31, 2022
Deferred Tax Assets
Accruals	$5,012	$3,728
Allowances and reserves	1,186	1,374
Intercompany payable	2,137	1,654
State taxes	785	963
Stock-based compensation expense	9,045	8,004
Deferred revenue	903	772
Operating lease liabilities	1,390	1,292
Fixed assets	3,508	671
Unrealized foreign exchange gain/loss	—	1,130
Other capitalized costs	3,750	124
Other	219	1,930
Total deferred tax assets	$27,935	$21,642
Deferred Tax Liabilities
Intangibles	(44,520)	(48,750)
Operating lease right-of-use assets	(1,266)	(1,241)
Unrealized foreign exchange gain/loss	(377)	—
Other	(2,129)	—
Total deferred tax liabilities	$(48,292)	$(49,991)
Net deferred tax liabilities	$(20,357)	$(28,349)

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
The following is a reconciliation stated as a percentage of pretax income of the U.S. federal statutory income tax rate (21%) to the Company’s effective tax rate:

	Year ended December 31,
	2023	2022	2021
Federal tax rate	21%	21%	21%
State taxes, net of federal benefit	4	3	(2)
Other permanent differences	—	—	(6)
Nondeductible officers’ compensation	6	9	(15)
Global Intangible Low Tax Income (GILTI)	12	10	(10)
Foreign Derived Intangible Income (FDII)	(2)	(1)	—
Return to accrual adjustment	1	2	(1)
Nondeductible transaction costs	—	—	(2)
Stock-based compensation expense	7	3	(3)
Foreign jurisdiction income tax holiday	(2)	(3)	6
Foreign tax credit	(10)	(11)	5
Foreign tax rate differential	(4)	1	9
Tax credits	(1)	—	2
Reserves for tax contingencies	4	—	—
Base Erosion and Anti-Abuse Tax (BEAT)	—	2	—
Earn-out consideration	2	3	—
Other adjustments	1	(2)	—
Effective tax rate	39%	37%	4%
The Company operates under tax holidays in the Philippines, which were effective through December 31, 2023, and may be extended for certain sites, if certain additional requirements are satisfied. The tax holidays are conditional upon the Company meeting certain employment and investment thresholds. The impact of these tax holidays decreased foreign taxes by $5.2 million, $6.1 million and $6.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. The benefit of the tax holidays on net income per share (diluted) was $0.05, $0.06 and $0.07 for the years ended December 31, 2023, 2022 and 2021, respectively.
As of December 31, 2023, unremitted earnings of the subsidiaries outside of the U.S. were approximately $273.7 million, which the Company has not made a provision for U.S. or additional foreign withholding taxes and state taxes. The Company’s practice and intention are to indefinitely reinvest these earnings outside the U.S. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation.
Various foreign jurisdictions are in the process of enacting Pillar Two legislation to adopt a minimum tax of 15% on the income arising in each jurisdiction in which large corporations operate and would apply to multinational companies with consolidated revenue above €750 million in at least two of the four preceding years. This is per the “Model Rules”, which are also referred to as the “Anti Global Base Erosion” or “GloBE” rules as issued by the Organization for Economic Co-operations and Development. The increased focus of Pillar Two and various jurisdictions enacting new tax laws could have a material adverse effect on our effective tax rate, results of operations, cash flows and financial condition. The impact of this tax will depend on our facts in each year, anticipated guidance from the U.S. Department of the Treasury, and other developing global tax legislation. We will continue to monitor the impact of Pillar Two among the jurisdictions where we operate, and Pillar Two legislation has been adopted.
During 2021, the Philippines passed the CREATE Act which, among other changes, reduced the Philippines statutory tax rate from 30% to 25%. As a result of the law change, the Company recognized an expense of $2.4 million as a result of reducing the value of deferred tax assets.

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

	Year ended December 31,
(in thousands)	2023	2022
Uncertain tax benefit balance as of beginning of period	$1,356	$1,720
Gross increases (decreases) - tax positions for current period	1,469	—
Gross increases (decreases) - tax position in prior periods	1,404	(364)
Uncertain tax benefit balance as of end of period	$4,229	$1,356
As of December 31, 2023, the Company had approximately $4.2 million of unrecognized tax benefits that if recognized would affect the effective income tax rate. The Company estimates no material changes to its uncertain tax positions within the next 12 months.
The Company recognizes interest and penalties related to uncertain tax positions as components of provision for (benefit from) income taxes. As of December 31, 2023, the Company accrued interest and penalties of $0.1 million and $0.2 million, respectively.
The Company files income tax returns in US federal and state jurisdictions, as well as the foreign jurisdictions it operates in, including the Philippines, India, Colombia, Croatia, Greece, Ireland, Japan, Malaysia, Mexico, the United Kingdom and Taiwan. As of December 31, 2023, the tax years 2018 to 2022 are subject to examination by tax authorities.
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
The following table summarizes the computation of basic and diluted earnings per share for the years ended December 31, 2023, 2022 and 2021:

	Year ended December 31,
(in thousands, except share and per share data)	2023	2022	2021
Numerator:
Net income (loss) available to common shareholders	$45,690	$40,422	$(58,698)
Denominator:
Weighted-average common shares outstanding - basic	93,938,931	97,815,679	94,832,137
Effect of dilutive securities	2,234,140	4,787,500	—
Weighted-average common shares outstanding - diluted	96,173,071	102,603,179	94,832,137
Net income (loss) per common share:
Basic	$0.49	$0.41	$(0.62)
Diluted	$0.48	$0.39	$(0.62)
The Company excluded 5,719,465, 2,840,004, and 105,177 potential common stock equivalents from the computation of diluted EPS for the years ended December 31, 2023, 2022, and 2021, respectively, because the effect would have been anti-dilutive. In addition, the Company excluded 7,476,384 potential common stock equivalents from the computation of diluted EPS for the year ended December 31, 2021, since it was in a net loss position and the inclusion of potential common stock equivalents would have been anti-dilutive; however, these awards would have been dilutive if the Company was in a net income position. As of December 31, 2023 and 2022, there were 4,296,539 and 4,917,920, potential common stock equivalents outstanding, respectively, with market conditions which were not met at each date, that were excluded from the calculation of diluted EPS.
15. Related Party
On October 1, 2018, Bidco acquired 100% of the outstanding shares of TaskUs Holdings at a purchase price of $429.4 million (the “Transaction”). As a part of the Transaction, the Company entered into a Stock Purchase Agreement, which provides that the sellers of TaskUs Holdings are entitled to receive cash payments for certain tax benefits, if any, realized as a result of the Blackstone Acquisition that are received by the Company for a specified period after the closing date. The Company made a payment of $3.6 million to the sellers during the year ended December 31, 2021.

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
The Company’s management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2023. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Management's Annual Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s management has evaluated the effectiveness of its internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
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
Change of Registered Agent
On March 7, 2024, the Company filed a Change of Registered Agent and/or Registered Office (the “Certificate of Change”) with the Secretary of State of the State of Delaware to change the Company’s registered agent to The Corporation Trust Company and its registered office to 11209 Orange Street, in the City of Wilmington, County of New Castle, Delaware 19801. The Certificate of Change was approved by the Board in accordance with Delaware law and has the effect of amending the Company’s Second Amended and Restated Certificate of Incorporation, effective as of the date of filing of the Certificate of Change. A copy of the Certificate of Change is attached as Exhibit 3.2 to this Annual Report on Form 10-K and incorporated herein by reference.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to TaskUs’ Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to TaskUs’ Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to TaskUs’ Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to TaskUs’ Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to TaskUs’ Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

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

3.2*	Certificate of Change of Registered Agent and Registered Office of the Company.

3.3	Third Amended and Restated Bylaws of TaskUs, Inc., dated as of March 2, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 7, 2023).

4.1*	Description of Company’s Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934.

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

10.9	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A filed on May 6, 2021).

10.10†
Executive Employment Agreement, dated as of August 5, 2021, by and between the Company and Jarrod Johnson (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2021).

10.11†
Executive Employment Agreement, dated as of August 5. 2021, by and between the Company and Balaji Sekar (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2021).

10.12†
Form of Restricted Stock Unit Agreement under TaskUs, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2021).

10.13†	Form of Option Agreement under TaskUs, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2021).

10.14†
Form of Performance Stock Unit Agreement under TaskUs, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2021).

10.15
Security Agreement, dated as of September  25, 2019, among the grantors party thereto and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed on April 12, 2021).

10.16
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

10.17†
Founder Employment Agreement, dated as of June 2, 2015, by and between Jaspar Weir and TaskUs Holdings, Inc. (formerly known as TaskUs, Inc.) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2022).

10.18†	Form of Restricted Stock Unit Agreement under TaskUs, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2022).

10.19†	Form of Option Agreement under TaskUs, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2022).

10.20†	TaskUs, Inc. 2022 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 17, 2022).

10.21†
Form of Restricted Stock Unit Agreement under TaskUs, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2022).

10.22†	Form of Option Agreement under TaskUs, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2022).

10.23
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

10.24†	Form of Restricted Stock Unit Agreement under TaskUs, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on March 6, 2023).

10.25†	Form of Option Agreement under TaskUs, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on March 6, 2023).

10.26†
Amendment to Performance Stock Unit Agreement (Founder's Award) under TaskUs, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on March 6, 2023).

10.27†
Amendment to Option Agreement (Founder's Award) under TaskUs, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on March 6, 2023).

10.28†
Amendment to Restricted Stock Unit Agreement (Founder's Award) under TaskUs, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on March 6, 2023).

10.29†	Pay Change Memo, dated February 28, 2023, for Bryce Maddock (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on March 6, 2023).

10.30†	Pay Change Memo, dated February 28, 2023, for Jaspar Weir (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed on March 6, 2023).

10.31†*	Form of Restricted Stock Unit Agreement under TaskUs, Inc. 2021 Omnibus Incentive Plan.

10.32†*	Pay Change Memo, dated March 1, 2024, for Balaji Sekar.

10.33†*	Pay Change Memo, dated March 1, 2024, for Jarrod Johnson.

10.34†*	Pay Change Memo, dated March 1, 2024, for Stephan Daoust.

10.35†*	Pay Change Memo, dated March 1, 2024, for Claudia Walsh.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP.

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Incentive Compensation Clawback Policy, dated as of September 6, 2023

99.1*	Section 13(r) Disclosure.

101.INS	XBRL Instance Document– the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________
*Filed herewith.
**    Furnished herewith.
†Management contract or compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.

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

Date: March 8, 2024

TASKUS, INC.

By:	/s/ Bryce Maddock
Name: Bryce Maddock
Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bryce Maddock	Chief Executive Officer and Director (principal executive officer)	March 8, 2024
Bryce Maddock

/s/ Jaspar Weir	President and Director	March 8, 2024
Jaspar Weir

/s/ Balaji Sekar	Chief Financial Officer (principal financial officer)	March 8, 2024
Balaji Sekar

/s/ Steve Amaya	Senior Vice President—Finance (principal accounting officer)	March 8, 2024
Steven Amaya

/s/ Amit Dixit	Director	March 8, 2024
Amit Dixit

/s/ Michelle Gonzalez	Director	March 8, 2024
Michelle Gonzalez

/s/ Jill A. Greenthal	Director	March 8, 2024
Jill A. Greenthal

/s/ Susir Kumar	Director	March 8, 2024
Susir Kumar

/s/ Mukesh Mehta	Director	March 8, 2024
Mukesh Mehta

/s/ Jacqueline D. Reses	Director	March 8, 2024
Jacqueline D. Reses

/s/ Kelly Tuminelli	Director	March 8, 2024
Kelly Tuminelli