Form 10-Q
period 2024-03-31
TaskUs, Inc.
filed 2024-05-10
CIK 1829864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 2, 2024, the number of shares outstanding of the registrant’s common stock was as follows: Class A common stock, par value $0.01 per share: 18,033,657; Class B common stock, par value $0.01 per share: 70,032,694.

TASKUS, INC.
Quarterly Report on Form 10-Q
For Quarterly Period Ended March 31, 2024

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this "Quarterly Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements may also be contained in our other reports filed under Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which involve certain known and unknown risks and uncertainties. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "could," "seeks," "predicts," "intends," "trends," "plans," "estimates," "anticipates," "position us," or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. We assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Our actual results may differ significantly from any results expressed or implied by any forward-looking statements. A summary of the principal risk factors that might cause our actual results to differ from our forward-looking statements is set forth below. The following is only a summary of the principal risks that may materially adversely affect our business, financial condition and results of operations. This summary should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth under Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023 (our "Annual Report") as filed with the Securities and Exchange Commission (the "SEC"), as such risk factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. Such risks and uncertainties include, but are not limited to, the following:
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

WEBSITE AND SOCIAL MEDIA DISCLOSURE
We use our website (www.taskus.com) and our social media outlets, such as Facebook, Instagram, LinkedIn, TikTok, YouTube, X (formerly known as Twitter) and Threads as channels of distribution of Company information. The information we post through these channels may be deemed material. Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s website at ir.taskus.com, its Facebook page at facebook.com/TaskUs/, its Instagram page at instagram.com/taskus/, its LinkedIn page at linkedin.com/company/taskus/, its YouTube account at youtube.com/c/Taskus/ and its X account at twitter.com/taskus. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the “Email Alerts” section of our investor relations website at ir.taskus.com. The contents of our website and social media channels are not, however, a part of this Quarterly Report.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TASKUS, INC.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$165,350	$125,776
Accounts receivable, net of allowance for credit losses of $1,658 and $1,978, respectively	165,494	176,812
Income tax receivable	1,042	2,021
Prepaid expenses and other current assets	24,170	23,909
Total current assets	356,056	328,518
Noncurrent assets:
Property and equipment, net	61,777	68,893
Operating lease right-of-use assets	39,144	44,326
Deferred tax assets	5,915	4,857
Intangibles	187,771	192,958
Goodwill	217,613	218,108
Other noncurrent assets	6,235	6,542
Total noncurrent assets	518,455	535,684
Total assets	$874,511	$864,202
Liabilities and Shareholders’ Equity
Liabilities:
Current liabilities:
Accounts payable and accrued liabilities	$24,684	$26,054
Accrued payroll and employee-related liabilities	40,346	40,291
Current portion of debt	9,747	8,059
Current portion of operating lease liabilities	15,107	15,872
Current portion of income tax payable	12,035	7,451
Deferred revenue	4,120	4,077
Total current liabilities	106,039	101,804
Noncurrent liabilities:
Income tax payable	4,620	4,621
Long-term debt	252,885	256,166
Operating lease liabilities	26,605	31,475
Accrued payroll and employee-related liabilities	4,354	3,978
Deferred tax liabilities	25,184	25,214
Other noncurrent liabilities	230	233
Total noncurrent liabilities	313,878	321,687
Total liabilities	419,917	423,491
Commitments and Contingencies (See Note 10)
Shareholders’ equity:
Class A common stock, $0.01 par value. Authorized 2,500,000,000; 31,020,925 issued and 18,938,691 outstanding and 30,522,570 issued and 18,725,947 outstanding, respectively	310	305
Class B convertible common stock, $0.01 par value. Authorized 250,000,000; 70,032,694 and 70,032,694 shares issued and outstanding, respectively	700	700
Additional paid-in capital	691,968	683,117
Accumulated deficit	(78,270)	(89,984)
Accumulated other comprehensive loss	(12,859)	(9,551)
Treasury stock, at cost. 12,082,234 and 11,796,623 shares, respectively	(147,255)	(143,876)
Total shareholders’ equity	454,594	440,711
Total liabilities and shareholders’ equity	$874,511	$864,202
See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Income
(in thousands, except share and per share data)

	Three months ended March 31,
	2024	2023
Service revenue	$227,470	$235,306
Operating expenses:
Cost of services	135,411	137,762
Selling, general, and administrative expense	52,904	64,294
Depreciation	10,789	9,661
Amortization of intangible assets	4,985	5,124
Loss (gain) on disposal of assets	(177)	65
Total operating expenses	203,912	216,906
Operating income	23,558	18,400
Other income, net	(202)	(2,177)
Financing expenses	5,538	5,099
Income before income taxes	18,222	15,478
Provision for income taxes	6,508	5,969
Net income	$11,714	$9,509
Net income per common share:
Basic	$0.13	$0.10
Diluted	$0.13	$0.09
Weighted-average number of common shares outstanding:
Basic	88,795,211	97,561,650
Diluted	91,849,886	100,952,573
See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	Three months ended March 31,
	2024	2023
Net income	$11,714	$9,509
Retirement benefit reserves	5	8
Foreign currency translation adjustments	(3,313)	3,583
Comprehensive income	$8,406	$13,100
See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)

	Capital stock and additional paid-in capital					Accumulated deficit	Accumulated other comprehensive loss			Total shareholders’ equity
	Class A common stock		Class B convertible common stock		Additional paid-in capital			Treasury stock
	Shares	Amount	Shares	Amount				Shares	Amount
Balance as of December 31, 2022	29,257,651	$293	70,032,694	$700	$631,908	$(135,674)	$(10,647)	1,649,931	$(30,967)	$455,613
Issuance of common stock for settlement of equity awards	246,537	2	—	—	207	—	—	—	—	209
Shares withheld related to net share settlement	(14,293)	—	—	—	(257)	—	—	—	—	(257)
Repurchase of common stock	—	—	—	—	—	—	—	389,801	(6,374)	(6,374)
Stock-based compensation expense	—	—	—	—	13,464	—	—	—	—	13,464
Net income	—	—	—	—	—	9,509	—	—	—	9,509
Other comprehensive income	—	—	—	—	—	—	3,591	—	—	3,591
Balance as of March 31, 2023	29,489,895	$295	70,032,694	$700	$645,322	$(126,165)	$(7,056)	2,039,732	$(37,341)	$475,755

	Capital stock and additional paid-in capital					Accumulated deficit	Accumulated other comprehensive loss			Total shareholders’ equity
	Class A common stock		Class B convertible common stock		Additional paid-in capital			Treasury stock
	Shares	Amount	Shares	Amount				Shares	Amount
Balance as of December 31, 2023	30,522,570	$305	70,032,694	$700	$683,117	$(89,984)	$(9,551)	11,796,623	$(143,876)	$440,711
Issuance of common stock for settlement of equity awards	620,835	6	—	—	189	—	—	—	—	195
Shares withheld related to net share settlement	(122,480)	(1)	—	—	(1,573)	—	—	—	—	(1,574)
Repurchase of common stock	—	—	—	—	—	—	—	285,611	(3,379)	(3,379)
Stock-based compensation expense	—	—	—	—	10,235	—	—	—	—	10,235
Net income	—	—	—	—	—	11,714	—	—	—	11,714
Other comprehensive loss	—	—	—	—	—	—	(3,308)	—	—	(3,308)
Balance as of March 31, 2024	31,020,925	$310	70,032,694	$700	$691,968	$(78,270)	$(12,859)	12,082,234	$(147,255)	$454,594

See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$11,714	$9,509
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,789	9,661
Amortization of intangibles	4,985	5,124
Amortization of debt financing fees	149	149
Loss (gain) on disposal of assets	(177)	65
Benefit from credit losses	(258)	—
Unrealized foreign exchange losses (gains) on forward contracts	1,497	(6,336)
Deferred taxes	(1,094)	(90)
Stock-based compensation expense	10,235	13,464
Changes in operating assets and liabilities:
Accounts receivable	11,296	8,070
Prepaid expenses and other current assets	(331)	(16)
Operating lease right-of-use assets	3,941	3,825
Other noncurrent assets	207	34
Accounts payable and accrued liabilities	(3,866)	(5,356)
Accrued payroll and employee-related liabilities	805	3,520
Operating lease liabilities	(4,374)	(3,310)
Income tax payable	5,614	5,789
Deferred revenue	47	(417)
Other noncurrent liabilities	(2)	(2)
Net cash provided by operating activities	51,177	43,683
Cash flows from investing activities:
Purchase of property and equipment	(3,572)	(5,244)
Investment in loan receivable	—	(1,000)
Net cash used in investing activities	(3,572)	(6,244)
Cash flows from financing activities:
Payments on long-term debt	(1,688)	(675)
Proceeds from employee stock plans	195	209
Payments for taxes related to net share settlement	(1,574)	(257)
Payments for stock repurchases	(2,597)	(6,374)
Net cash used in financing activities	(5,664)	(7,097)
Increase in cash and cash equivalents	41,941	30,342
Effect of exchange rate changes on cash	(2,367)	2,677
Cash and cash equivalents at beginning of period	125,776	133,992
Cash and cash equivalents at end of period	$165,350	$167,011
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
The Company is a provider of outsourced digital services and next-generation customer experience to the world’s most innovative companies, helping its clients represent, protect and grow their brands. The Company’s global, omni-channel delivery model is focused on providing its clients three key services - Digital Customer Experience, Trust and Safety and Artificial Intelligence ("AI") Services. The Company has designed its platform to enable it to rapidly scale and benefit from its clients’ growth. Through its agile and responsive operational model, the Company delivers services from multiple delivery sites that span globally from the United States, the Philippines, India and other parts of the world.
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
2. Summary of Significant Accounting Policies
(a) Basis of Presentation
The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). Our Annual Report on Form 10-K for the year ended December 31, 2023 (the "Annual Report"), as filed with the Securities and Exchange Commission (the "SEC"), includes a discussion of the significant accounting policies used in the preparation of our consolidated financial statements. There have been no changes to the Company’s significant accounting policies described in the Annual Report that have had a material impact on the Company’s condensed consolidated financial statements and related notes.
These unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with US GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in the Annual Report. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2024 and its results of operations, comprehensive income, shareholders’ equity and cash flows for the three months ended March 31, 2024 and 2023. The condensed consolidated balance sheet as of December 31, 2023, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.
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
(d) Concentration Risk
Most of the Company’s customers are located in the United States. Clients outside of the United States are concentrated in Europe.
For the three months ended March 31, 2024 and 2023, the following client represented greater than 10% of the Company’s service revenue:

Client	Service revenue percentage
	Three months ended March 31,
	2024	2023
A	19%	20%
As of March 31, 2024 and December 31, 2023, the following clients represented greater than 10% of the Company’s accounts receivable:

	Accounts receivable percentage
Client	March 31, 2024	December 31, 2023
A	15%	16%
B	11%	12%
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

3. Business Combination
On April 15, 2022 (the "Closing Date"), the Company completed the acquisition of 100% of the equity interests of Parsec d.o.o. and Q Experience d.o.o. (collectively, "heloo") for $35.4 million. The former shareholders of heloo are also eligible to receive contingent earn-out payments not to exceed €20 million, based on performance compared to prescribed EBITDA targets outlined in the purchase agreement during each of the one year periods ending April 30, 2023 and 2024, respectively. The total fair value of remaining contingent earn-out payments was determined to be $0.0 million as of March 31, 2024 and December 31, 2023, respectively, based on probabilities of achieving the prescribed targets. Since these payments were contingent on future service conditions, they were recognized as compensation expense ratably over the required service period. Since the service conditions have been met, future changes will be based only on updates to the expected achievement. For the three months ended March 31, 2024 and 2023, the Company recognized $0.0 million and $6.6 million, respectively, in compensation expense related to the contingent earn-out payments included in selling, general, and administrative expenses.
4. Revenue from Contracts with Customers
Disaggregation of Revenue
The Company's revenues are derived from contracts with customers related to business outsourcing services that it provides. The following table presents the breakdown of the Company’s revenues by service offering:

	Three months ended March 31,
(in thousands)	2024	2023
Digital Customer Experience	$143,491	$157,136
Trust and Safety	55,272	40,598
AI Services	28,707	37,572
Service revenue	$227,470	$235,306
The majority of the Company’s revenues are derived from contracts with customers who are located in the United States. However, the Company delivers its services from geographies outside of the United States. The following table presents the breakdown of the Company’s revenues by geographical location, based on where the services are provided from:

	Three months ended March 31,
(in thousands)	2024	2023
Philippines	$131,213	$126,859
United States	25,590	46,662
India	28,909	28,243
Rest of World	41,758	33,542
Service revenue	$227,470	$235,306
Contract Balances
Accounts receivable, net of allowance for credit losses includes $76.7 million and $77.2 million of unbilled revenue as of March 31, 2024 and December 31, 2023, respectively.
5. Forward Contracts
The Company transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency exchange rate risk. During 2024 and 2023, the Company entered into foreign currency exchange rate forward contracts, with three commercial banks as the counterparties, with maturities of generally 12 months or less, to reduce the volatility of cash flows primarily related to forecasted costs denominated in Philippine pesos and Indian rupees. In addition, the Company utilizes foreign currency exchange rate contracts to mitigate foreign currency exchange rate risk associated with foreign currency-denominated assets and liabilities, primarily intercompany balances. The Company does not use foreign currency exchange rate contracts for trading purposes. The exchange rate forward contracts entered into by the Company are not designated as hedging instruments. Any gains or losses resulting from changes in the fair value of these contracts are recognized in other income, net in the statements of income. The forward contract receivable (payable) resulting from changes in fair value was recorded under prepaid expenses and other current assets (accounts payable and accrued liabilities).

The following table presents the Company's settled forward contracts and realized and unrealized losses (gains) associated with derivative contracts:

	Three months ended March 31,
(in thousands)	2024	2023
Notional amount of settled forward contracts in Philippine pesos	$45,964	$59,425
Notional amount of settled forward contracts in Indian rupees	12,405	—
Total notional amount of settled forward contracts	$58,369	$59,425
Realized losses from settlement of forward contracts	$693	$1,618
Unrealized losses (gains) on forward contracts	$1,497	$(6,336)
The following table presents the Company's outstanding forward contracts:

(in thousands)	March 31, 2024	December 31, 2023
Notional amount of outstanding forward contracts in Philippine pesos	$123,065	$169,029
Notional amount of outstanding forward contracts in Indian rupees	32,788	45,193
Total notional amount of outstanding forward contracts	$155,853	$214,222
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

For financial statement presentation purposes, the Company offsets assets and liabilities for forward contracts with the same counterparty that it has the right and intent to net settle upon maturity; however, it does not offset assets and liabilities under master netting arrangements that it does not intend to net settle. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value, at March 31, 2024 and December 31, 2023:

	March 31, 2024
	Fair value measurements using			Total Gross Fair Value	Effect of Counter-party Netting	Net Amounts on Balance Sheet	Effect of Master Netting Arrangements	Net Amounts
(in thousands)	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets
Forward contracts receivable	$—	$103	$—	$103	$—	$103	$(31)	$72
Liabilities
Forward contracts payable	$—	$2,289	$—	$2,289	$—	$2,289	$(31)	$2,258

	December 31, 2023
	Fair value measurements using			Total Gross Fair Value	Effect of Counter-party Netting	Net Amounts on Balance Sheet	Effect of Master Netting Arrangements	Net Amounts
(in thousands)	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets
Forward contracts receivable	$—	$95	$—	$95	$—	$95	$(95)	$—
Liabilities
Forward contracts payable	$—	$784	$—	$784	$—	$784	$(95)	$689
The Company’s derivatives are carried at fair value using various pricing models that incorporate observable market inputs, such as interest rate yield curves and currency rates, which are Level 2 inputs. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the counterparty or by the Company.
6. Property and Equipment, net
The components of property and equipment, net as of March 31, 2024 and December 31, 2023 were as follows:

(in thousands)	March 31, 2024	December 31, 2023
Leasehold improvements	$67,932	$67,552
Technology and computers	106,123	105,375
Furniture and fixtures	7,499	7,392
Construction in process	1,677	1,140
Other property and equipment	14,231	14,238
Property and equipment, gross	197,462	195,697
Accumulated depreciation	(135,685)	(126,804)
Property and equipment, net	$61,777	$68,893
The Company’s principal operations are in the Philippines where the majority of property and equipment resides under its wholly owned subsidiaries. The table below presents the Company’s total property and equipment by geographic location as of March 31, 2024 and December 31, 2023:

(in thousands)	March 31, 2024	December 31, 2023
Philippines	$25,738	$29,765
United States	6,171	7,308
India	15,032	17,452
Rest of World	14,836	14,368
Property and equipment, net	$61,777	$68,893

7. Goodwill and Intangibles
The changes in the carrying amount of goodwill during the period were as follows:

(in thousands)
Balance as of December 31, 2023	$218,108
Foreign currency translation	(495)
Balance as of March 31, 2024	$217,613
Intangible assets consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024			December 31, 2023
(in thousands)	Intangibles, Gross	Accumulated Amortization	Intangibles, Net	Intangibles, Gross	Accumulated Amortization	Intangibles, Net
Customer relationships	$251,653	$(90,419)	$161,234	$251,899	$(86,176)	$165,723
Trade names	41,900	(15,363)	26,537	41,900	(14,665)	27,235
Other intangibles	206	(206)	—	236	(236)	—
Total	$293,759	$(105,988)	$187,771	$294,035	$(101,077)	$192,958
8. Long-Term Debt
The balances of current and noncurrent portions of debt consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024			December 31, 2023
(in thousands)	Current	Noncurrent	Total	Current	Noncurrent	Total
Term Loan	$10,125	$253,800	$263,925	$8,438	$257,175	$265,613
Less: Debt financing fees	(378)	(915)	(1,293)	(379)	(1,009)	(1,388)
Total	$9,747	$252,885	$262,632	$8,059	$256,166	$264,225
2022 Credit Agreement
On September 7, 2022, the Company amended and restated its prior credit agreement (as amended and restated the "2022 Credit Agreement"), which includes a $270.0 million term loan (the "2022 Term Loan Facility") and a $190.0 million revolving credit facility (the "2022 Revolving Credit Facility" and, together with the 2022 Term Loan Facility, the "2022 Credit Facilities").
The 2022 Term Loan Facility matures on September 7, 2027. We have elected to pay interest on borrowings under the 2022 Term Loan Facility based on the SOFR rate. The interest rate in effect for the 2022 Term Loan Facility as of March 31, 2024 was 7.680% per annum. Due to its variable interest rates, the carrying amount of debt approximates fair value based on the present value of future cash flows using Level 2 inputs.
The 2022 Revolving Credit Facility terminates on September 7, 2027. As of March 31, 2024, the Company had no balance outstanding and $190.0 million of borrowing availability under the 2022 Revolving Credit Facility.
We were in compliance with all debt covenants as of March 31, 2024.

9. Leases
The following table presents operating lease costs recorded to cost of services:

	Three months ended March 31,
(in thousands)	2024	2023
Operating lease costs - Cost of services	$4,477	$4,397
Operating lease costs recorded to selling, general, and administrative expenses were immaterial.
The following table presents the weighted average remaining lease term and weighted average discount rate for the Company's operating leases as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Weighted average remaining lease term	3.3 years	3.5 years
Weighted average discount rate	6.4%	6.3%
The following table presents supplemental cash flow information related to the Company's operating leases:

	Three months ended March 31,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$4,831	$4,259
ROU assets obtained in exchange for operating lease liabilities	812	2,628
The future lease payments on the Company's operating lease liabilities as of March 31, 2024 were as follows:

(in thousands)
2024-remainder of year	$13,205
2025	15,003
2026	9,681
2027	5,184
2028	1,705
Thereafter	1,657
Total lease payments	46,435
Less: imputed interest	(4,723)
Total lease liabilities	$41,712

10. Commitments and Contingencies
The Company is subject to various legal proceedings, claims, and litigation arising in the ordinary course of business. Although the outcomes of such matters cannot be predicted with certainty, the Company believes that resolution of all such pending matters will not, either individually or in the aggregate, have a material adverse effect on its business, operating results, cash flows, or financial condition. However, given the inherent unpredictability of litigations, arbitrations, claims, inquiries, investigations and proceedings, it is possible that an adverse outcome in certain matters could have a material adverse effect on our business, operating results, cash flows, or financial condition in any future period. In addition, there can be no assurance that material losses will not be incurred from claims where potential losses have not yet been determined to be probable or possible and reasonably estimable.
On February 23, 2022, a purported class action lawsuit captioned Lozada v. TaskUs, Inc. et al., No. 22-cv-1479-JPC, was filed in the United States District Court for the Southern District of New York against the Company, our Chief Executive Officer, our President, and our Chief Financial Officer. The complaint alleges that the registration statement filed in connection with the Company’s IPO and the Company’s second and third quarter 2021 earnings calls contained materially false and misleading information in violation of the federal securities laws. On October 20, 2022, the Court entered an order appointing Humberto Lozada as lead plaintiff in the lawsuit. On December 16, 2022, lead plaintiff filed an amended complaint, alleging additional misstatements in certain of the Company’s 2021 earnings releases filed on Form 8-K and at an investor conference, and asserting additional securities claims, including against members of TaskUs’s board of directors as well as BCP FC Aggregator L.P. The complaint seeks unspecified damages and an award of costs and expenses, including reasonable attorneys’ fees, as well as equitable relief. We believe that the lawsuit is without merit and intend to defend the lawsuit vigorously. On February 17, 2023, TaskUs and the other named defendants filed a motion to dismiss. On October 16, 2023, the plaintiffs voluntarily dismissed with prejudice certain claims based on certain theories of liability. On January 5, 2024, the Court granted in part and denied in part the defendants' motion to dismiss. Defendants filed an answer to the complaint on February 9, 2024, and an initial pretrial conference was held on February 16, 2024 after which a Case Management Plan and Scheduling Order was entered by the Court on February 20, 2024. The Company cannot predict at this point the length of time that this action will be ongoing or the liability, if any, which may arise therefrom.
The Company is currently defending three lawsuits that present in large degree the same legal or factual issues, with allegations that are similar in nature. We believe that these three lawsuits are without merit and intend to defend each vigorously. The Company cannot predict at this point the length of time that these actions will be ongoing or the liability, if any, which may arise therefrom. As these actions are still in preliminary phases, any potential loss or impact on financial position or results of operations cannot yet be estimated.
On April 1, 2022, a purported class action lawsuit captioned Gregory Forsberg, Christopher Gunter, Samuel Kissinger, and Scott Sipprell vs. TaskUs, Inc. and Shopify, Inc., Shopify Holdings (USA), Inc., Shopify (USA) Inc., No. 1:22-cv-00436-UNA, was filed in the United States District Court for the District of Delaware. The complaint alleges the named defendants failed to exercise reasonable care in securing and safeguarding consumer information in connection with a 2020 data breach impacting Ledger SAS cryptocurrency hardware wallets, resulting in the unauthorized public release of approximately 272,000 pieces of detailed personally identifiable information, including Plaintiffs’ and class members’ full names, email addresses, postal addresses, and telephone numbers. The four named plaintiffs allege aggregate losses of approximately $140,000, and allege that the damages exceed $5 million for purposes of class action jurisdiction. On April 8, 2022, the Company filed a motion to dismiss, which is currently pending. This case is currently stayed.
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
Indemnification
In addition, in the ordinary course of business, the Company enters into agreements of varying scope and terms pursuant to which it agrees to indemnify clients, vendors and other business partners with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, cybersecurity breach, services to be provided by the Company or from intellectual property infringement claims made by third parties. Historically, the Company has not experienced significant losses on these types of indemnification obligations.
11. Stock-Based Compensation
The following table summarizes the stock option and restricted stock unit ("RSU") activity for the three months ended March 31, 2024:

	Options		RSUs
	Number of options	Weighted - average exercise price	Number of RSUs	Weighted - average grant date fair value
Outstanding at January 1, 2024	7,523,971	$14.19	3,864,319	$23.60
Granted	—	$—	2,125,048	$12.35
Exercised or released	(52,452)	$3.72	(568,383)	$20.42
Forfeited, cancelled or expired	(35,712)	$19.74	(87,232)	$26.08
Outstanding at March 31, 2024	7,435,807	$14.23	5,333,752	$19.42
In addition to the Options and RSUs presented in the table above, there were 3,373,417 performance stock units ("PSUs") outstanding at January 1, 2024 and March 31, 2024.
The following table summarizes the components of stock-based compensation expense recognized for the periods presented:

	Three months ended March 31,
(in thousands)	2024	2023
Cost of services	$680	$877
Selling, general, and administrative expense	9,555	12,587
Total	$10,235	$13,464
As of March 31, 2024, there was $5.7 million, $49.9 million and $1.9 million of unrecognized compensation expense related to the Company’s unvested stock options, RSUs and PSUs, respectively, that is expected to be recognized over a weighted-average period of 1.1 years, 1.4 years and 0.9 years, respectively.
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

The Company recorded provision for income taxes of $6.5 million and $6.0 million in the three months ended March 31, 2024 and 2023, respectively. The effective tax rate was 35.7% and 38.6% for the three months ended March 31, 2024 and 2023, respectively. The difference between the effective tax rate and the 21% federal statutory rate in the three months ended March 31, 2024 was primarily due to nondeductible compensation of officers and Global Intangible Low-Taxed Income ("GILTI") inclusion. The difference between the effective tax rate and the 21% federal statutory rate in the three months ended March 31, 2023 was primarily due to nondeductible earn-out consideration, as well as GILTI inclusion, Base Erosion Anti-avoidance Tax ("BEAT") and nondeductible compensation of officers.
13. Earnings Per Share
The Company has Class A common stock and Class B common stock outstanding. Because the only difference between the two classes of common stock are related to voting, transfer and conversion rights, the Company has not presented earnings per share under the two-class method, as earnings per share are the same for both Class A common stock and Class B common stock.
The following table summarizes the computation of basic and diluted earnings per share for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
(in thousands, except share and per share data)	2024	2023
Numerator:
Net income	$11,714	$9,509
Denominator:
Weighted-average common shares outstanding – basic	88,795,211	97,561,650
Effect of dilutive securities	3,054,675	3,390,923
Weighted-average common shares outstanding – diluted	91,849,886	100,952,573
Net income per common share:
Basic	$0.13	$0.10
Diluted	$0.13	$0.09
The Company excluded 3,414,870 and 3,778,307 potential common stock equivalents from the computation of diluted EPS for the three months ended March 31, 2024 and 2023, respectively, because the effect would have been anti-dilutive. There were 4,672,564 and 4,819,894 potential common stock equivalents outstanding as of March 31, 2024 and 2023, respectively, with market conditions which were not met at the relevant date, that were excluded from the calculation of diluted EPS.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this "Quarterly Report"), the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the "Annual Report"), as filed with the Securities and Exchange Commission (the "SEC") and the information included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report. In addition to historical data, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in our forward-looking statements as a result of various factors, including but not limited to those discussed under "Cautionary Note Regarding Forward-Looking Statements" in this Quarterly Report and under Part I, Item 1A, "Risk Factors" in the Annual Report.
This Quarterly Report includes certain historical consolidated financial and other data for TaskUs, Inc. ("we," "us," "our" or the "Company"). The following discussion provides a narrative of our results of operations and financial condition for the three months ended March 31, 2024 and 2023.
Overview
We are a provider of outsourced digital services and next-generation customer experience to the world's most innovative companies, helping our clients represent, protect and grow their brands. We serve our clients to support their end customers’ urgent needs, navigate an increasingly-complex compliance landscape, handle sensitive tasks, including online content moderation and enable artificial intelligence technology and automation.
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
Recent Financial Highlights
For the three months ended March 31, 2024, we recorded service revenue of $227.5 million, a 3.3% decrease from $235.3 million for the three months ended March 31, 2023.

Net income for the three months ended March 31, 2024 increased to $11.7 million from $9.5 million for the three months ended March 31, 2023. This increase is due primarily to lower earn-out consideration and stock-based compensation expense, partially offset by lower revenue and the impact of foreign currency exchange rate changes and forward contracts. Adjusted Net Income for the three months ended March 31, 2024 decreased 16.1% to $27.3 million from $32.5 million for the three months ended March 31, 2023. Adjusted EBITDA for the three months ended March 31, 2024 decreased 8.0% to $50.6 million from $55.0 million for the three months ended March 31, 2023. Adjusted Net Income and Adjusted EBITDA are non-GAAP financial measures. For definitions and reconciliations to net income, the most directly comparable measure in accordance with GAAP, see "Non-GAAP Financial Measures."
Our operating results in any period are not necessarily indicative of the results that may be expected for any future period.

Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023
The following tables set forth certain historical consolidated financial information for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,		Period over Period Change
(in thousands, except %)	2024	2023	($)	(%)
Service revenue	$227,470	$235,306	$(7,836)	(3.3)%
Operating expenses:
Cost of services	135,411	137,762	(2,351)	(1.7)%
Selling, general, and administrative expense	52,904	64,294	(11,390)	(17.7)%
Depreciation	10,789	9,661	1,128	11.7%
Amortization of intangible assets	4,985	5,124	(139)	(2.7)%
Loss (gain) on disposal of assets	(177)	65	(242)	NM
Total operating expenses	203,912	216,906	(12,994)	(6.0)%
Operating income	23,558	18,400	5,158	28.0%
Other income, net	(202)	(2,177)	1,975	(90.7)%
Financing expenses	5,538	5,099	439	8.6%
Income before income taxes	18,222	15,478	2,744	17.7%
Provision for income taxes	6,508	5,969	539	9.0%
Net income	$11,714	$9,509	$2,205	23.2%
NM = not meaningful
Service revenue
Service revenue by service offering
The following table presents the breakdown of our service revenue by service offering for each period:

	Three months ended March 31,		Period over Period Change
(in thousands, except %)	2024	2023	($)	(%)
Digital Customer Experience	$143,491	$157,136	$(13,645)	(8.7)%
Trust and Safety	55,272	40,598	14,674	36.1%
AI Services	28,707	37,572	(8,865)	(23.6)%
Service revenue	$227,470	$235,306	$(7,836)	(3.3)%
Digital Customer Experience was primarily driven by a decrease from existing clients in On Demand Travel + Transportation, Entertainment + Gaming, Social Media and HealthTech. These decreases were partially offset by an increase from existing clients in Technology and new clients in Retail + E-Commerce, HealthTech, FinTech and On Demand Travel + Transportation.
Trust and Safety was primarily driven by an increase from existing clients in Social Media, On Demand Travel + Transportation and FinTech, as well as new clients in FinTech.
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

The following table presents the breakdown of our service revenue by geographical location, based on where the services are provided, for each period:

	Three months ended March 31,		Period over Period Change
(in thousands, except %)	2024	2023	($)	(%)
Philippines	$131,213	$126,859	$4,354	3.4%
United States	25,590	46,662	(21,072)	(45.2)%
India	28,909	28,243	666	2.4%
Rest of World	41,758	33,542	8,216	24.5%
Service revenue	$227,470	$235,306	$(7,836)	(3.3)%
Philippines: Trust and Safety contributed 6.4% of the total increase primarily driven by clients in Social Media and FinTech. The increase was partially offset by a 2.9% decrease contributed by AI Services, primarily driven by clients in Social Media, and a 0.1% decrease contributed by Digital Customer Experience.
United States: Digital Customer Experience contributed 34.1% of the total decrease primarily driven by clients in On Demand Travel + Transportation, Social Media, Entertainment + Gaming and FinTech. AI Services contributed 10.0% of the total decrease primarily driven by clients in On Demand Travel + Transportation and Social Media. Trust and Safety contributed 1.1% of the total decrease.
India: Trust and Safety contributed 19.3% of the total increase primarily driven by clients in On Demand Travel + Transportation and Social Media. The increase was partially offset by a 14.9% decrease contributed by Digital Customer Experience, primarily driven by clients in On Demand Travel + Transportation, partially offset by clients in Technology and Retail + E Commerce, and a 2.0% decrease contributed by AI Services primarily driven by clients in Social Media, partially offset by clients in On Demand Travel + Transportation.
Rest of World: Digital Customer Experience contributed 19.5% of the total increase primarily driven by clients in FinTech, Retail + E-Commerce and On Demand Travel + Transportation. Trust and Safety contributed 4.7% of the total increase, primarily driven by clients in FinTech, and AI Services contributed 0.3% of the total increase. Growth in the Rest of World was led by Latin America.
Operating expenses
Cost of services
The decrease was primarily driven by lower personnel costs of $2.7 million, due primarily to lower salaries and wages which were partially offset by the impact of higher employee welfare costs.
Selling, general, and administrative expense
The decrease was primarily driven by lower personnel costs of $10.0 million, due primarily to a reduction in earn-out compensation and stock-based compensation expense. The remaining decrease included lower insurance expense based on renegotiated rates. These decreases may be at least partially offset by certain litigation costs which we expect to accelerate in future periods.
Depreciation
The increase in depreciation is a result of capital expenditures for leasehold improvements associated with site expansions.
Other income, net
Changes are driven by our exposure to foreign currency exchange risk resulting from our operations in foreign geographies, primarily the Philippines, offset by economic hedges using foreign currency exchange rate forward contracts. These changes were partially offset by higher interest income. See Part I, Item 3., "Quantitative and Qualitative Disclosures About Market Risk" in this Quarterly Report for additional information on how foreign currency impacts our financial results.
Financing expenses
Changes in financing expense are primarily driven by the rate of SOFR used to calculate the interest rate of our debt.

Provision for income taxes
The effective tax rate for the three months ended March 31, 2024 and 2023 was 35.7% and 38.6%, respectively. Costs related to the issuance of stock-based compensation, the acquisition of heloo, severance and litigation costs within the provision for income taxes calculation are adjusted for Non-GAAP purposes. If those costs are removed, the provision for income taxes would have been $8.1 million and $8.0 million and the effective tax rate would have been 27.5% and 21.6% for the three months ended March 31, 2024 and 2023, respectively.
Revenue by Top Clients
The table below sets forth the percentage of our total service revenue derived from our largest clients for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
Top ten clients	56%	58%
Top twenty clients	67%	71%
Our clients are part of the rapidly growing Digital Economy and they rely on our suite of digital solutions to drive their continued success. For our existing clients, we benefit from our ability to grow as they grow and to cross sell new solutions, further deepening our entrenchment.
For the three months ended March 31, 2024 and 2023, we generated 19% and 20%, respectively, of our service revenue from our largest client.
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

Adjusted Net Income
Adjusted Net Income is a non-GAAP profitability measure that represents net income or loss for the period before the impact of amortization of intangible assets and certain items that are considered to hinder comparison of the performance of our businesses on a period-over-period basis or with other businesses. During the periods presented, we excluded from Adjusted Net Income amortization of intangible assets, transaction costs, earn-out consideration, the effect of foreign currency gains and losses, gains and losses on disposals of assets, non-recurring severance costs, certain non-recurring litigation costs, stock-based compensation expense and associated employer payroll tax and the related effect on income taxes of certain pre-tax adjustments, which include costs that are required to be expensed in accordance with GAAP. Our management believes that the inclusion of supplementary adjustments to net income applied in presenting Adjusted Net Income are appropriate to provide additional information to investors about certain material non-cash items and about unusual items that we do not expect to continue at the same level in the future.
The following table reconciles net income, the most directly comparable GAAP measure, to Adjusted Net Income for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,		Period over Period Change
(in thousands, except %)	2024	2023	($)	(%)
Net income	$11,714	$9,509	$2,205	23.2%
Amortization of intangible assets	4,985	5,124	(139)	(2.7)%
Transaction costs(1)	—	245	(245)	(100.0)%
Earn-out consideration(2)	—	6,648	(6,648)	(100.0)%
Foreign currency losses (gains)(3)	1,014	(1,982)	2,996	NM
Loss (gain) on disposal of assets	(177)	65	(242)	NM
Severance costs(4)	487	1,218	(731)	(60.0)%
Litigation costs(5)	300	—	300	100.0%
Stock-based compensation expense(6)	10,564	13,672	(3,108)	(22.7)%
Tax impacts of adjustments(7)	(1,615)	(1,988)	373	(18.8)%
Adjusted Net Income	$27,272	$32,511	$(5,239)	(16.1)%
Net Income Margin(8)	5.1%	4.0%
Adjusted Net Income Margin(8)	12.0%	13.8%
NM = not meaningful
(1) Represents professional service fees related to non-recurring transactions.
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
(5) Represents only those litigation costs that are considered non-recurring and outside of the ordinary course of business.
(6) Represents stock-based compensation expense, as well as associated payroll tax.
(7) Represents tax impacts of adjustments to net income which resulted in a tax benefit during the period, including stock-based compensation expense and earn-out consideration.
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

The following table reconciles GAAP diluted EPS, the most directly comparable GAAP measure, to Adjusted EPS for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
GAAP diluted EPS	$0.13	$0.09
Per share adjustments to net income(1)	0.17	0.23
Adjusted EPS	$0.30	$0.32

Weighted-average common shares outstanding – diluted	91,849,886	100,952,573
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
Adjusted EBITDA is a non-GAAP profitability measure that represents EBITDA before certain items that are considered to hinder comparison of the performance of our businesses on a period-over-period basis or with other businesses. During the periods presented, we excluded from Adjusted EBITDA transaction costs, earn-out consideration, the effect of foreign currency gains and losses, gains and losses on disposals of assets, non-recurring severance costs, certain non-recurring litigation costs, stock-based compensation expense and associated employer payroll tax and interest income, which include costs that are required to be expensed in accordance with GAAP. Our management believes that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors about certain material non-cash items and about unusual items that we do not expect to continue at the same level in the future.

The following table reconciles net income, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,		Period over Period Change
(in thousands, except %)	2024	2023	($)	(%)
Net income	$11,714	$9,509	$2,205	23.2%
Provision for income taxes	6,508	5,969	539	9.0%
Financing expenses	5,538	5,099	439	8.6%
Depreciation	10,789	9,661	1,128	11.7%
Amortization of intangible assets	4,985	5,124	(139)	(2.7)%
EBITDA	$39,534	$35,362	$4,172	11.8%
Transaction costs(1)	—	245	(245)	(100.0)%
Earn-out consideration(2)	—	6,648	(6,648)	(100.0)%
Foreign currency losses (gains)(3)	1,014	(1,982)	2,996	NM
Loss (gain) on disposal of assets	(177)	65	(242)	NM
Severance costs(4)	487	1,218	(731)	(60.0)%
Litigation costs(5)	300	—	300	100.0%
Stock-based compensation expense(6)	10,564	13,672	(3,108)	(22.7)%
Interest income(7)	(1,117)	(195)	(922)	472.8%
Adjusted EBITDA	$50,605	$55,033	$(4,428)	(8.0)%
Net Income Margin(8)	5.1%	4.0%
Adjusted EBITDA Margin(8)	22.2%	23.4%
NM = not meaningful
(1) Represents professional service fees related to non-recurring transactions.
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
(5) Represents only those litigation costs that are considered non-recurring and outside of the ordinary course of business.
(6) Represents stock-based compensation expense, as well as associated payroll tax.
(7) Represents interest earned on short-term savings, time-deposits and money market funds.
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
The following table reconciles net cash provided by operating activities, the most directly comparable GAAP measure, to Free Cash Flow for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
Net cash provided by operating activities	$51,177	$43,683
Purchase of property and equipment	(3,572)	(5,244)
Free Cash Flow	$47,605	$38,439
Conversion of Adjusted EBITDA(1)	94.1%	69.8%
(1) Conversion of Adjusted EBITDA represents Free Cash Flow divided by Adjusted EBITDA

Liquidity and Capital Resources
As of March 31, 2024, our principal sources of liquidity were cash and cash equivalents totaling $165.4 million, which were held for working capital purposes, as well as the borrowing availability under the 2022 Revolving Credit Facility of $190.0 million.
As of March 31, 2024, our total indebtedness, net of debt financing fees was $262.6 million. The interest rate in effect for the 2022 Term Loan Facility as of March 31, 2024 was 7.680% per annum. We were in compliance with all debt covenants as of March 31, 2024. See Note 8, "Long-Term Debt" in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our debt.
During the three months ended March 31, 2024, we repurchased 285,611 shares of our Class A common stock under the share repurchase program for $3.4 million, which we funded principally with available cash. As of March 31, 2024, $53.9 million remained available for share repurchases under our share repurchase program.
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
Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated:

	Three months ended March 31,
(in thousands)	2024	2023
Net cash provided by operating activities	$51,177	$43,683
Net cash used in investing activities	(3,572)	(6,244)
Net cash used in financing activities	(5,664)	(7,097)
Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2024 was $51.2 million compared to net cash provided by operating activities of $43.7 million for the three months ended March 31, 2023. Net cash provided by operating activities for the three months ended March 31, 2024 reflects net income of $11.7 million, the add back for non-cash charges totaling $26.1 million, as well as changes in operating assets and liabilities of $13.3 million. Non-cash charges primarily consisted of $10.8 million of depreciation, $10.2 million in stock-based compensation expense and $5.0 million of amortization related to intangibles. Net cash provided by operating activities for the three months ended March 31, 2023 reflects net income of $9.5 million, as well as the add back for non-cash charges totaling $22.0 million and changes in operating assets and liabilities of $12.1 million. Non-cash charges primarily consisted of $13.5 million in stock-based compensation expense, $9.7 million of depreciation and $5.1 million of amortization related to intangibles, partially offset by $6.3 million of unrealized foreign exchange gains on forward contracts.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2024 was $3.6 million compared to net cash used in investing activities of $6.2 million for the three months ended March 31, 2023. Purchase of property and equipment decreased primarily due to the timing of site build-out costs. Net cash used in investing activities for the three months ended March 31, 2023 included investment in loan receivable.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2024 was $5.7 million compared to net cash used by financing activities of $7.1 million for the three months ended March 31, 2023. The decrease was due primarily to lower payments to acquire shares under our share repurchase program, partially offset by higher payments for taxes related to net share settlement of equity awards and payments on long-term debt.
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
Foreign Currency Risk
Our exposure to market risk arises principally from exchange rate risk. Although substantially all of our revenues are denominated in U.S. dollars, a substantial portion of our expenses were incurred and paid in the Philippine peso and Indian rupee in the three months ended March 31, 2024 and 2023. We also incur expenses in U.S. dollars, and currencies of the other countries in which we have operations. The exchange rates among the Philippine peso, Indian rupee and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future.
The average exchange rate of the Philippine peso against the U.S. dollar increased from 54.83 pesos during the three months ended March 31, 2023 to 55.97 pesos during the three months ended March 31, 2024, representing a depreciation of the Philippine peso of 2.1%. Based upon our level of operations during the three months ended March 31, 2024, and excluding any forward contract arrangements that we had in place during that period, a 10% appreciation/depreciation in the Philippine peso against the U.S. dollar would have increased or decreased our expenses incurred and paid in the Philippine peso by approximately $9.3 million or $7.6 million, respectively, in the three months ended March 31, 2024.
The average exchange rate of the Indian rupee against the U.S. dollar increased from 82.22 rupees during the three months ended March 31, 2023 to 83.04 rupees during the three months ended March 31, 2024, representing a depreciation of the Indian rupee of 1.0%. Based upon our level of operations during the three months ended March 31, 2024, a 10% appreciation/depreciation in the Indian rupee against the U.S. dollar would have increased or decreased our expenses incurred and paid in the Indian rupee by approximately $2.5 million or $2.0 million, respectively, in the three months ended March 31, 2024.
In order to mitigate our exposure to foreign currency fluctuation risks and minimize the earnings and cash flow volatility associated with forecasted transactions denominated in certain foreign currencies, and economically hedge our intercompany balances and other monetary assets and liabilities denominated in currencies other than functional currencies, we enter into foreign currency forward contracts. These derivatives have not been designated as hedges under ASC Topic 815, Derivatives and Hedging ("ASC 815"). Changes in the fair value of these derivatives are recognized in the consolidated statements of income and are included in other income, net.
For the three months ended March 31, 2024 and 2023, the realized losses of $0.7 million and $1.6 million, respectively, resulting from the settlement of forward contracts were included within other income, net.
For the three months ended March 31, 2024 and 2023, we had outstanding forward contracts. The forward contract receivable (payable) resulting from changes in fair value was recorded under prepaid expenses and other current assets (accounts payable and accrued liabilities). For the three months ended March 31, 2024 and 2023, the unrealized losses (gains) on the forward contracts of $1.5 million and $(6.3) million, respectively, were included within other income, net.
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
Interest Rate Risk
Our exposure to market risk is influenced by the changes in interest rates paid on any outstanding balance on our borrowings, mainly under our 2022 Credit Facilities. All of our borrowings outstanding under the 2022 Credit Facilities as of March 31, 2024 accrue interest at SOFR plus 2.25%. Our total principal balance outstanding as of March 31, 2024 was $263.9 million. Based on the outstanding balances and interest rates under the 2022 Credit Facilities as of March 31, 2024, a hypothetical 10% increase or decrease in SOFR would cause an increase or decrease in interest expense of approximately $1.4 million over the next 12 months.

Credit Risk
As of March 31, 2024, we had accounts receivable, net of allowance for credit losses, of $165.5 million, of which $43.5 million was owed by two of our clients. Collectively, these clients represented approximately 26% of our gross accounts receivable as of March 31, 2024.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, the design and operation of the our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the three months ended March 31, 2024, our purchases of Class A common stock were as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2024 through January 31, 2024	49,531	$11.99	49,531	$56,666
February 1, 2024 through February 29, 2024	68,414	11.99	68,414	55,846
March 1, 2024 through March 31, 2024	167,666	11.86	167,666	53,856
Total	285,611	$11.91	285,611

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

3.2	Certificate of Change of Registered Agent and Registered Office of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K filed on March 8, 2024).

3.3	Third Amended and Restated Bylaws of TaskUs, Inc., dated as of March 2, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 7, 2023).

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Section 13(r) Disclosure.

101.INS	XBRL Instance Document– the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

TASKUS, INC.
(Registrant)

Date:	May 10, 2024	By:	/s/ Balaji Sekar
Balaji Sekar
Chief Financial Officer
(Principal Financial Officer)
(Authorized Signatory)

Date:	May 10, 2024	By:	/s/ Steven Amaya
Steven Amaya
Senior Vice President—Finance
(Principal Accounting Officer)