Form 10-Q
period 2024-06-30
TaskUs, Inc.
filed 2024-08-09
CIK 1829864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 2, 2024, the number of shares outstanding of the registrant’s common stock was as follows: Class A common stock, par value $0.01 per share: 18,682,805; Class B common stock, par value $0.01 per share: 70,032,694.

TASKUS, INC.
Quarterly Report on Form 10-Q
For Quarterly Period Ended June 30, 2024

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
Our actual results may differ significantly from any results expressed or implied by any forward-looking statements. A summary of the principal risk factors that might cause our actual results to differ from our forward-looking statements is set forth below. The following is only a summary of the principal risks that may materially adversely affect our business, financial condition and results of operations. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report and the Company's other filings with the Securities and Exchange Commission (the "SEC"), and the more complete discussion of the risk factors we face, which are set forth under Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023 (our "Annual Report") as filed with the SEC, as such risk factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. Such risks and uncertainties include, but are not limited to, the following:
•Our business is dependent on key clients, and the loss of a key client could have an adverse effect on our business and results of operations.
•Our clients may terminate contracts before completion or choose not to renew contracts and loss of business or non-payment from clients could materially affect our results of operations.
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
•Our business depends on a strong brand and corporate reputation, and if we are not able to maintain and enhance our brand, our ability to expand our client base could be impaired and our business and operating results will be adversely affected.
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
•Certain investment funds associated with Blackstone Inc. and our Co-Founders control us and their interests may conflict with ours or yours in the future.
•The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our common stock prior to the completion of our June 2021 initial public offering, and it may depress the trading price of our Class A common stock.
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

WEBSITE AND SOCIAL MEDIA DISCLOSURE
We use our website (www.taskus.com) and our social media outlets, such as Facebook, Instagram, LinkedIn, YouTube and X (formerly known as Twitter) as channels of distribution of Company information. The information we post through these channels may be deemed material. Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s website at ir.taskus.com, its Facebook page at facebook.com/TaskUs/, its Instagram page at instagram.com/taskus/, its LinkedIn page at linkedin.com/company/taskus/, its YouTube account at youtube.com/c/Taskus/ and its X account at twitter.com/taskus. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the “Email Alerts” section of our investor relations website at ir.taskus.com. The contents of our website and social media channels are not, however, a part of this Quarterly Report.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TASKUS, INC.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$171,133	$125,776
Accounts receivable, net of allowance for credit losses of $1,658 and $1,978, respectively	175,272	176,812
Income tax receivable	4,218	2,021
Prepaid expenses and other current assets	27,993	23,909
Total current assets	378,616	328,518
Noncurrent assets:
Property and equipment, net	57,476	68,893
Operating lease right-of-use assets	37,170	44,326
Deferred tax assets	6,111	4,857
Intangibles	182,728	192,958
Goodwill	217,458	218,108
Other noncurrent assets	6,587	6,542
Total noncurrent assets	507,530	535,684
Total assets	$886,146	$864,202
Liabilities and Shareholders’ Equity
Liabilities:
Current liabilities:
Accounts payable and accrued liabilities	$32,185	$26,054
Accrued payroll and employee-related liabilities	48,096	40,291
Current portion of debt	11,434	8,059
Current portion of operating lease liabilities	15,149	15,872
Current portion of income tax payable	6,555	7,451
Deferred revenue	3,738	4,077
Total current liabilities	117,157	101,804
Noncurrent liabilities:
Income tax payable	4,636	4,621
Long-term debt	249,605	256,166
Operating lease liabilities	24,636	31,475
Accrued payroll and employee-related liabilities	4,660	3,978
Deferred tax liabilities	25,174	25,214
Other noncurrent liabilities	85	233
Total noncurrent liabilities	308,796	321,687
Total liabilities	425,953	423,491
Commitments and Contingencies (See Note 10)
Shareholders’ equity:
Class A common stock, $0.01 par value. Authorized 2,500,000,000; 31,703,199 issued and 18,596,409 outstanding and 30,522,570 issued and 18,725,947 outstanding, respectively	317	305
Class B convertible common stock, $0.01 par value. Authorized 250,000,000; 70,032,694 and 70,032,694 shares issued and outstanding, respectively	700	700
Additional paid-in capital	704,438	683,117
Accumulated deficit	(65,672)	(89,984)
Accumulated other comprehensive loss	(20,576)	(9,551)
Treasury stock, at cost. 13,106,790 and 11,796,623 shares, respectively	(159,014)	(143,876)
Total shareholders’ equity	460,193	440,711
Total liabilities and shareholders’ equity	$886,146	$864,202
See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Income
(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Service revenue	$237,928	$229,169	$465,398	$464,475
Operating expenses:
Cost of services	143,876	133,554	279,287	271,316
Selling, general, and administrative expense	56,276	58,175	109,180	122,469
Depreciation	9,978	10,079	20,767	19,740
Amortization of intangible assets	4,982	5,125	9,967	10,249
Loss (gain) on disposal of assets	94	67	(83)	132
Total operating expenses	215,206	207,000	419,118	423,906
Operating income	22,722	22,169	46,280	40,569
Other income, net	(2,703)	(684)	(2,905)	(2,861)
Financing expenses	5,490	5,330	11,028	10,429
Income before income taxes	19,935	17,523	38,157	33,001
Provision for income taxes	7,337	7,391	13,845	13,360
Net income	$12,598	$10,132	$24,312	$19,641
Net income per common share:
Basic	$0.14	$0.10	$0.27	$0.20
Diluted	$0.14	$0.10	$0.27	$0.20
Weighted-average number of common shares outstanding:
Basic	88,331,992	96,524,111	88,563,601	97,042,881
Diluted	91,629,930	98,200,005	91,739,908	99,576,289
See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income	$12,598	$10,132	$24,312	$19,641
Retirement benefit reserves	17	19	22	27
Foreign currency translation adjustments	(7,734)	(3,706)	(11,047)	(123)
Comprehensive income	$4,881	$6,445	$13,287	$19,545
See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)

	Capital stock and additional paid-in capital					Accumulated deficit	Accumulated other comprehensive loss			Total shareholders’ equity
	Class A common stock		Class B convertible common stock		Additional paid-in capital			Treasury stock
	Shares	Amount	Shares	Amount				Shares	Amount
Balance as of December 31, 2022	29,257,651	$293	70,032,694	$700	$631,908	$(135,674)	$(10,647)	1,649,931	$(30,967)	$455,613
Issuance of common stock for settlement of equity awards	246,537	2	—	—	207	—	—	—	—	209
Shares withheld related to net share settlement	(14,293)	—	—	—	(257)	—	—	—	—	(257)
Repurchase of common stock	—	—	—	—	—	—	—	389,801	(6,374)	(6,374)
Stock-based compensation expense	—	—	—	—	13,464	—	—	—	—	13,464
Net income	—	—	—	—	—	9,509	—	—	—	9,509
Other comprehensive income	—	—	—	—	—	—	3,591	—	—	3,591
Balance as of March 31, 2023	29,489,895	$295	70,032,694	$700	$645,322	$(126,165)	$(7,056)	2,039,732	$(37,341)	$475,755
Issuance of common stock for settlement of equity awards	338,035	3	—	—	187	—	—	—	—	190
Shares withheld related to net share settlement	(23,705)	—	—	—	(293)	—	—	—	—	(293)
Repurchase of common stock	—	—	—	—	—	—	—	3,223,283	(38,338)	(38,338)
Stock-based compensation expense	—	—	—	—	15,040	—	—	—	—	15,040
Net income	—	—	—	—	—	10,132	—	—	—	10,132
Other comprehensive loss	—	—	—	—	—	—	(3,687)	—	—	(3,687)
Balance as of June 30, 2023	29,804,225	$298	70,032,694	$700	$660,256	$(116,033)	$(10,743)	5,263,015	$(75,679)	$458,799

	Capital stock and additional paid-in capital					Accumulated deficit	Accumulated other comprehensive loss			Total shareholders’ equity
	Class A common stock		Class B convertible common stock		Additional paid-in capital			Treasury stock
	Shares	Amount	Shares	Amount				Shares	Amount
Balance as of December 31, 2023	30,522,570	$305	70,032,694	$700	$683,117	$(89,984)	$(9,551)	11,796,623	$(143,876)	$440,711
Issuance of common stock for settlement of equity awards	620,835	6	—	—	189	—	—	—	—	195
Shares withheld related to net share settlement	(122,480)	(1)	—	—	(1,573)	—	—	—	—	(1,574)
Repurchase of common stock	—	—	—	—	—	—	—	285,611	(3,379)	(3,379)
Stock-based compensation expense	—	—	—	—	10,235	—	—	—	—	10,235
Net income	—	—	—	—	—	11,714	—	—	—	11,714
Other comprehensive loss	—	—	—	—	—	—	(3,308)	—	—	(3,308)
Balance as of March 31, 2024	31,020,925	$310	70,032,694	$700	$691,968	$(78,270)	$(12,859)	12,082,234	$(147,255)	$454,594
Issuance of common stock for settlement of equity awards	722,711	7	—	—	1,849	—	—	—	—	1,856
Shares withheld related to net share settlement	(40,437)	—	—	—	(500)	—	—	—	—	(500)
Repurchase of common stock	—	—	—	—	—	—	—	1,024,556	(11,759)	(11,759)
Stock-based compensation expense	—	—	—	—	11,121	—	—	—	—	11,121
Net income	—	—	—	—	—	12,598	—	—	—	12,598
Other comprehensive loss	—	—	—	—	—	—	(7,717)	—	—	(7,717)
Balance as of June 30, 2024	31,703,199	$317	70,032,694	$700	$704,438	$(65,672)	$(20,576)	13,106,790	$(159,014)	$460,193

See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$24,312	$19,641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,767	19,740
Amortization of intangibles	9,967	10,249
Amortization of debt financing fees	298	298
Loss (gain) on disposal of assets	(83)	132
Benefit from credit losses	(259)	—
Unrealized foreign exchange losses (gains) on forward contracts	3,463	(1,675)
Deferred taxes	(1,364)	(90)
Stock-based compensation expense	21,356	28,504
Changes in operating assets and liabilities:
Accounts receivable	1,352	3,081
Prepaid expenses and other current assets	(4,740)	(5,529)
Operating lease right-of-use assets	7,796	7,397
Other noncurrent assets	(338)	(368)
Accounts payable and accrued liabilities	(34)	(1,142)
Accrued payroll and employee-related liabilities	10,275	9,052
Operating lease liabilities	(8,166)	(7,056)
Income tax payable	(2,913)	300
Deferred revenue	(333)	(217)
Other noncurrent liabilities	(145)	(104)
Net cash provided by operating activities	81,211	82,213
Cash flows from investing activities:
Purchase of property and equipment	(8,088)	(15,045)
Investment in loan receivable	—	(1,000)
Net cash used in investing activities	(8,088)	(16,045)
Cash flows from financing activities:
Payments for deferred business acquisition consideration	(144)	—
Payments on long-term debt	(3,375)	(1,350)
Proceeds from employee stock plans	2,051	399
Payments for taxes related to net share settlement	(2,074)	(550)
Payments for stock repurchases	(15,072)	(44,334)
Net cash used in financing activities	(18,614)	(45,835)
Increase in cash and cash equivalents	54,509	20,333
Effect of exchange rate changes on cash	(9,152)	(685)
Cash and cash equivalents at beginning of period	125,776	133,992
Cash and cash equivalents at end of period	$171,133	$153,640
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
The Company is a provider of outsourced digital services and next-generation customer experience to the world’s most innovative companies, helping its clients represent, protect and grow their brands. The Company’s global, omni-channel delivery model is focused on providing its clients three key services - Digital Customer Experience, Trust and Safety, and Artificial Intelligence ("AI") Services. The Company has designed its platform to enable it to rapidly scale and benefit from its clients’ growth. Through its agile and responsive operational model, the Company delivers services from multiple delivery sites that span globally from the United States, the Philippines, India and other parts of the world.
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
These unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with US GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in the Annual Report. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2024 and its results of operations, comprehensive income and shareholders’ equity for the three and six months ended June 30, 2024 and 2023, and cash flows for the six months ended June 30, 2024 and 2023. The condensed consolidated balance sheet as of December 31, 2023, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.
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
(d) Concentration Risk
Most of the Company’s customers are located in the United States. Clients outside of the United States are concentrated in Europe.
For the three and six months ended June 30, 2024 and 2023, the following client represented greater than 10% of the Company’s service revenue:

Client	Service revenue percentage
	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
A	20%	19%	20%	20%
As of June 30, 2024 and December 31, 2023, the following clients represented greater than 10% of the Company’s accounts receivable:

	Accounts receivable percentage
Client	June 30, 2024	December 31, 2023
A	15%	16%
B	Less than 10%	12%
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
Recently issued accounting pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard requires enhanced disclosure of significant segment expenses, and other segment items, on an annual and interim basis. This Accounting Standards Update (“ASU”) will be effective for the Company for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. This ASU will be applied retrospectively to all periods presented in the financial statements. The Company is currently reviewing this ASU, but does not expect its adoption to have a material impact on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard improves the transparency of rate reconciliation and income taxes paid disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The standard also improves the effectiveness and comparability of disclosures by (1) adding disclosures of pretax income (loss) and income tax expense (benefit) and (2) removing disclosures that no longer are considered cost beneficial or relevant. This ASU will be effective for the Company for fiscal years beginning after December 15, 2025. Early adoption is permitted. This ASU will be applied prospectively, with retrospective application permitted. The Company is currently reviewing this ASU, but does not expect its adoption to have a material impact on its consolidated financial statements.

3. Business Combination
On April 15, 2022 (the "Closing Date"), the Company completed the acquisition of 100% of the equity interests of Parsec d.o.o. and Q Experience d.o.o. (collectively, "heloo") for $35.4 million. The former shareholders of heloo were also eligible to receive contingent earn-out payments not to exceed €20 million, based on performance compared to prescribed EBITDA targets outlined in the purchase agreement during each of the one year periods ending April 30, 2023 and 2024, respectively. The second earnout period expired as of April 30, 2024, with no additional amount paid, and the total fair value of remaining contingent earn-out payments was determined to be $0.0 million as of December 31, 2023. Since these payments were contingent on future service conditions, they were recognized as compensation expense ratably over the required service period. For the three and six months ended June 30, 2024, the Company recognized $0.0 million and $0.0 million, respectively, and $1.3 million and $7.9 million for the three and six months ended June 30, 2023, respectively, in compensation expense related to the contingent earn-out payments included in selling, general, and administrative expenses. The Company paid $0.1 million related to holdback cash consideration during the six months ended June 30, 2024, which is included in payments for deferred business acquisition consideration.
4. Revenue from Contracts with Customers
Disaggregation of Revenue
The Company's revenues are derived from contracts with customers related to business outsourcing services that it provides. The following table presents the breakdown of the Company’s revenues by service offering:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Digital Customer Experience	$148,352	$150,916	$291,843	$308,052
Trust and Safety	59,066	45,209	114,338	85,807
AI Services	30,510	33,044	59,217	70,616
Service revenue	$237,928	$229,169	$465,398	$464,475
The majority of the Company’s revenues are derived from contracts with customers who are located in the United States. However, the Company delivers its services from geographies outside of the United States. The following table presents the breakdown of the Company’s revenues by geographical location, based on where the services are provided from:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Philippines	$138,308	$127,261	$269,521	$254,120
United States	25,267	37,235	50,857	83,897
India	29,468	28,995	58,377	57,238
Rest of World	44,885	35,678	86,643	69,220
Service revenue	$237,928	$229,169	$465,398	$464,475
Contract Balances
Accounts receivable, net of allowance for credit losses includes $78.0 million and $77.2 million of unbilled revenue as of June 30, 2024 and December 31, 2023, respectively.
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

The following table presents the Company's settled forward contracts and realized and unrealized losses (gains) associated with derivative contracts:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Notional amount of settled forward contracts in Philippine pesos	$41,690	$68,825	$87,654	$128,250
Notional amount of settled forward contracts in Indian rupees	10,488	7,098	22,893	7,098
Total notional amount of settled forward contracts	$52,178	$75,923	$110,547	$135,348
Realized losses (gains) from settlement of forward contracts	$2,076	$(1,793)	$2,769	$(175)
Unrealized losses (gains) on forward contracts	$1,966	$4,661	$3,463	$(1,675)
The following table presents the Company's outstanding forward contracts:

(in thousands)	June 30, 2024	December 31, 2023
Notional amount of outstanding forward contracts in Philippine pesos	$81,376	$169,029
Notional amount of outstanding forward contracts in Indian rupees	22,300	45,193
Total notional amount of outstanding forward contracts	$103,676	$214,222
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

For financial statement presentation purposes, the Company offsets assets and liabilities for forward contracts with the same counterparty that it has the right and intent to net settle upon maturity; however, it does not offset assets and liabilities under master netting arrangements that it does not intend to net settle. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value, at June 30, 2024 and December 31, 2023:

	June 30, 2024
	Fair value measurements using			Total Gross Fair Value	Effect of Counter-party Netting	Net Amounts on Balance Sheet	Effect of Master Netting Arrangements	Net Amounts
(in thousands)	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets
Money market funds	$14,957	$—	$—	$14,957	$—	$14,957	$—	$14,957
Forward contracts receivable	$—	$173	$—	$173	$—	$173	$—	$173
Liabilities
Forward contracts payable	$—	$4,325	$—	$4,325	$—	$4,325	$—	$4,325

	December 31, 2023
	Fair value measurements using			Total Gross Fair Value	Effect of Counter-party Netting	Net Amounts on Balance Sheet	Effect of Master Netting Arrangements	Net Amounts
(in thousands)	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets
Forward contracts receivable	$—	$95	$—	$95	$—	$95	$(95)	$—
Liabilities
Forward contracts payable	$—	$784	$—	$784	$—	$784	$(95)	$689
The Company’s derivatives are carried at fair value using various pricing models that incorporate observable market inputs, such as interest rate yield curves and currency rates, which are Level 2 inputs. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the counterparty or by the Company.
6. Property and Equipment, net
The components of property and equipment, net as of June 30, 2024 and December 31, 2023 were as follows:

(in thousands)	June 30, 2024	December 31, 2023
Leasehold improvements	$67,383	$67,552
Technology and computers	106,334	105,375
Furniture and fixtures	7,151	7,392
Construction in process	1,673	1,140
Other property and equipment	14,132	14,238
Property and equipment, gross	196,673	195,697
Accumulated depreciation	(139,197)	(126,804)
Property and equipment, net	$57,476	$68,893
The Company’s principal operations are in the Philippines where the majority of property and equipment resides under its wholly owned subsidiaries. The table below presents the Company’s total property and equipment by geographic location as of June 30, 2024 and December 31, 2023:

(in thousands)	June 30, 2024	December 31, 2023
Philippines	$22,645	$29,765
United States	5,139	7,308
India	13,411	17,452
Rest of World	16,281	14,368
Property and equipment, net	$57,476	$68,893

7. Goodwill and Intangibles
The changes in the carrying amount of goodwill during the period were as follows:

(in thousands)
Balance as of December 31, 2023	$218,108
Foreign currency translation	(650)
Balance as of June 30, 2024	$217,458
Intangible assets consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024			December 31, 2023
(in thousands)	Intangibles, Gross	Accumulated Amortization	Intangibles, Net	Intangibles, Gross	Accumulated Amortization	Intangibles, Net
Customer relationships	$251,576	$(94,686)	$156,890	$251,899	$(86,176)	$165,723
Trade names	41,900	(16,062)	25,838	41,900	(14,665)	27,235
Other intangibles	180	(180)	—	236	(236)	—
Total	$293,656	$(110,928)	$182,728	$294,035	$(101,077)	$192,958
8. Long-Term Debt
The balances of current and noncurrent portions of debt consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024			December 31, 2023
(in thousands)	Current	Noncurrent	Total	Current	Noncurrent	Total
Term Loan	$11,813	$250,425	$262,238	$8,438	$257,175	$265,613
Less: Debt financing fees	(379)	(820)	(1,199)	(379)	(1,009)	(1,388)
Total	$11,434	$249,605	$261,039	$8,059	$256,166	$264,225
2022 Credit Agreement
On September 7, 2022, the Company amended and restated its prior credit agreement (as amended and restated the "2022 Credit Agreement"), which includes a $270.0 million term loan (the "2022 Term Loan Facility") and a $190.0 million revolving credit facility (the "2022 Revolving Credit Facility" and, together with the 2022 Term Loan Facility, the "2022 Credit Facilities").
The 2022 Term Loan Facility matures on September 7, 2027. We have elected to pay interest on borrowings under the 2022 Term Loan Facility based on the SOFR rate. The interest rate in effect for the 2022 Term Loan Facility as of June 30, 2024 was 7.694% per annum. Due to its variable interest rates, the carrying amount of debt approximates fair value based on the present value of future cash flows using Level 2 inputs.
The 2022 Revolving Credit Facility terminates on September 7, 2027. As of June 30, 2024, the Company had no balance outstanding and $190.0 million of borrowing availability under the 2022 Revolving Credit Facility.
We were in compliance with all debt covenants as of June 30, 2024.

9. Leases
The following table presents operating lease costs recorded to cost of services:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Operating lease costs - Cost of services	$4,642	$4,137	$9,119	$8,535
Operating lease costs recorded to selling, general, and administrative expenses were immaterial.
The following table presents the weighted average remaining lease term and weighted average discount rate for the Company's operating leases as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Weighted average remaining lease term	3.1 years	3.5 years
Weighted average discount rate	6.4%	6.3%
The following table presents supplemental cash flow information related to the Company's operating leases:

	Six months ended June 30,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$9,636	$8,333
ROU assets obtained in exchange for operating lease liabilities	3,979	5,301
The future lease payments on the Company's operating lease liabilities as of June 30, 2024 were as follows:

(in thousands)
2024-remainder of year	$8,918
2025	15,672
2026	10,411
2027	5,584
2028	1,863
Thereafter	1,655
Total lease payments	44,103
Less: imputed interest	(4,318)
Total lease liabilities	$39,785
As of June 30, 2024, we have additional operating leases that have not yet commenced. These operating leases will commence in 2024, with lease obligations of approximately $10.0 million and weighted average lease terms of 5.1 years.

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
On February 23, 2022, a purported class action lawsuit captioned Lozada v. TaskUs, Inc. et al., No. 22-cv-1479-JPC, was filed in the United States District Court for the Southern District of New York against the Company, our Chief Executive Officer, our President, and our Chief Financial Officer. The complaint alleges that the registration statement filed in connection with the Company’s initial public offering and the Company’s second and third quarter 2021 earnings calls contained materially false and misleading information in violation of the federal securities laws. On October 20, 2022, the Court entered an order appointing Humberto Lozada as lead plaintiff in the lawsuit. On December 16, 2022, lead plaintiff filed an amended complaint, alleging additional misstatements in certain of the Company’s 2021 earnings releases filed on Form 8-K and at an investor conference, and asserting additional securities claims, including against members of TaskUs’s board of directors as well as BCP FC Aggregator L.P. The complaint seeks unspecified damages and an award of costs and expenses, including reasonable attorneys’ fees, as well as equitable relief. We believe that the lawsuit is without merit and intend to defend the lawsuit vigorously. On February 17, 2023, TaskUs and the other named defendants filed a motion to dismiss. On October 16, 2023, the plaintiffs voluntarily dismissed with prejudice certain claims based on certain theories of liability. On January 5, 2024, the Court granted in part and denied in part the defendants' motion to dismiss. Defendants filed an answer to the complaint on February 9, 2024, and an initial pretrial conference was held on February 16, 2024 after which a Case Management Plan and Scheduling Order was entered by the Court on February 20, 2024. The Company cannot predict at this point the length of time that this action will be ongoing or the liability, if any, which may arise therefrom.
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

On November 22, 2023, TaskUs was added as an additional defendant in a lawsuit captioned Naeem Seirafi, Edward Baton, Anthony Comilla, Brett Deeney, and Abraham Vilinger, individually and on behalf of all others similarly situated v. Ledger SAS, Shopify (USA) Inc., Shopify Inc., and TaskUs, Inc., No. 21-cv-02470 pending in the United States District Court, Northern District of California. The complaint alleges defendants failed to exercise reasonable care in securing and safeguarding consumer information in connection with a 2020 data breach impacting Ledger cryptocurrency hardware wallets, resulting in the unauthorized public release of approximately 272,000 pieces of detailed personally identifiable information, including Plaintiffs’ and “Class” members’ full names, email addresses, postal addresses, and telephone numbers. The complaint asserts claims against TaskUs for negligence, negligence per se, declaratory and injunctive relief, and for violations of the New York Deceptive Trade Practices Act. The named plaintiffs’ alleged damages of approximately $557,000 and an award of costs and expenses, including reasonable attorneys’ fees, as well as declaratory and injunctive relief, and other damages. On February 5, 2024, TaskUs filed a motion to dismiss. On July 16, 2024, the Court granted in part and denied in part the motion to dismiss.
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
11. Stock-Based Compensation
The following table summarizes the stock option, restricted stock unit ("RSU") and performance stock unit ("PSU") activity for the six months ended June 30, 2024:

	Options		RSUs		PSUs
	Number of options	Weighted - average exercise price	Number of RSUs	Weighted - average grant date fair value	Number of PSUs	Weighted - average grant date fair value
Outstanding at January 1, 2024	7,523,971	$14.19	3,864,319	$23.60	3,373,417	$4.02
Granted	—	$—	2,361,162	$12.47	320,000	$11.58
Exercised or released	(429,681)	$4.77	(913,865)	$20.70	—	$—
Forfeited, cancelled or expired	(1,367,699)	$6.82	(235,023)	$21.10	—	$—
Outstanding at June 30, 2024	5,726,591	$16.65	5,076,593	$19.06	3,693,417	$4.67
The following table summarizes the components of stock-based compensation expense recognized for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Cost of services	$501	$1,038	$1,181	$1,915
Selling, general, and administrative expense	10,620	14,002	20,175	26,589
Total	$11,121	$15,040	$21,356	$28,504
As of June 30, 2024, there was $4.3 million, $41.5 million and $4.9 million of unrecognized compensation expense related to the Company’s unvested stock options, RSUs and PSUs, respectively, that is expected to be recognized over a weighted-average period of 1.2 years, 1.5 years and 1.6 years, respectively. Certain PSUs contain performance conditions, which may result in a lesser amount of expense recognized over the term of the awards.
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
The Company recorded provision for income taxes of $7.3 million and $7.4 million in the three months ended June 30, 2024 and 2023, respectively. The effective tax rate was 36.8% and 42.2% for the three months ended June 30, 2024 and 2023, respectively.

The Company recorded provision for income taxes of $13.8 million and $13.4 million in the six months ended June 30, 2024 and 2023, respectively. The effective tax rate was 36.3% and 40.5% for the six months ended June 30, 2024 and 2023, respectively. The difference between the effective tax rate and the 21% federal statutory rate in the six months ended June 30, 2024 was primarily due to Global Intangible Low-Taxed Income ("GILTI") inclusion, nondeductible compensation of officers, and tax benefits of income tax holidays in foreign jurisdiction. The difference between the effective tax rate and the 21% federal statutory rate in the six months ended June 30, 2023 was primarily due to nondeductible earn-out consideration, as well as Global Intangible Low-Taxed Income ("GILTI") inclusion, Base Erosion Anti-avoidance Tax ("BEAT") and nondeductible compensation of officers.
13. Earnings Per Share
The Company has Class A common stock and Class B common stock outstanding. Because the only difference between the two classes of common stock are related to voting, transfer and conversion rights, the Company has not presented earnings per share under the two-class method, as earnings per share are the same for both Class A common stock and Class B common stock.
The following table summarizes the computation of basic and diluted earnings per share for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share data)	2024	2023	2024	2023
Numerator:
Net income	$12,598	$10,132	$24,312	$19,641
Denominator:
Weighted-average common shares outstanding – basic	88,331,992	96,524,111	88,563,601	97,042,881
Effect of dilutive securities	3,297,938	1,675,894	3,176,307	2,533,408
Weighted-average common shares outstanding – diluted	91,629,930	98,200,005	91,739,908	99,576,289
Net income per common share:
Basic	$0.14	$0.10	$0.27	$0.20
Diluted	$0.14	$0.10	$0.27	$0.20
The Company excluded 3,408,439 and 3,411,655 potential common stock equivalents from the computation of diluted EPS for the three and six months ended June 30, 2024, respectively, and 7,161,748 and 5,470,027 potential common stock equivalents from the computation of diluted EPS for the three and six months ended June 30, 2023, respectively, because the effect would have been anti-dilutive. There were 3,373,417 and 5,495,518 potential common stock equivalents outstanding as of June 30, 2024 and 2023, respectively, with market conditions which were not met at the relevant date, that were excluded from the calculation of diluted EPS.

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
This Quarterly Report includes certain historical consolidated financial and other data for TaskUs, Inc. ("we," "us," "our" or the "Company"). The following discussion provides a narrative of our results of operations and financial condition for the three and six months ended June 30, 2024 and 2023.
Overview
We are a provider of outsourced digital services and next-generation customer experience to the world's most innovative companies, helping our clients represent, protect and grow their brands. We serve our clients to support their end customers’ urgent needs, navigate an increasingly complex compliance landscape, handle sensitive tasks including online content moderation, and enable artificial intelligence technology and automation.
Our global, omni-channel delivery model is focused on providing our clients three key services – Digital Customer Experience ("Digital CX"), Trust and Safety, and Artificial Intelligence ("AI") Services. We have designed our platform to enable us to rapidly scale and benefit from our clients’ growth. We believe our ability to deliver “ridiculously good” outsourcing will enable us to continue to grow our client base. We use our strong reputation and expertise serving the digital economy to attract new innovators and enterprise-class brands looking to transform.
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
2024 Developments
Return to Revenue Growth
During 2024, we have seen some of the challenges and market uncertainty we faced in 2023 begin to subside. Through our continued focus on partnering with our clients and strategic investments we have made in sales and marketing, including our focus on landing enterprise clients and cross-selling our specialized services, we achieved revenue growth of 3.8% during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Given our performance in the six months ended June 30, 2024, we expect our revenue growth to continue improving in the remainder of 2024.This acceleration of revenue growth requires additional investments in operations, facilities, hiring and training. Additionally, we have seen an increase in pricing pressure as our clients remain focused on cost reduction and competitors reduce their rates. While we believe we are a premium provider of specialized services, we have and expect to continue to price our services competitively in order to achieve above market growth rates and take share from our competitors. These factors may impact our margins and cash flow.
Recent Financial Highlights
For the three months ended June 30, 2024, we recorded service revenue of $237.9 million, a 3.8% increase from $229.2 million for the three months ended June 30, 2023. For the six months ended June 30, 2024, we recorded service revenue of $465.4 million, a 0.2% increase from $464.5 million for the six months ended June 30, 2023.

Net income for the three months ended June 30, 2024 increased to $12.6 million from $10.1 million for the three months ended June 30, 2023. This increase is due primarily to revenue growth, the impact of foreign currency exchange rate changes and forward contracts, as well as higher interest income, lower stock-based compensation expense and earn-out consideration, partially offset by higher cost of services. Adjusted Net Income for the three months ended June 30, 2024 decreased 10.0% to $28.6 million from $31.8 million for the three months ended June 30, 2023. Adjusted EBITDA for the three months ended June 30, 2024 decreased 5.6% to $51.3 million from $54.3 million for the three months ended June 30, 2023. Adjusted Net Income and Adjusted EBITDA are non-GAAP financial measures. For definitions and reconciliations to net income, the most directly comparable measure in accordance with GAAP, see "Non-GAAP Financial Measures."

Net income for the six months ended June 30, 2024 increased to $24.3 million from $19.6 million for the six months ended June 30, 2023. This increase is due primarily to lower earn-out consideration and stock-based compensation expense, partially offset by litigation costs and higher cost of services. Adjusted Net Income for the six months ended June 30, 2024 decreased 13.1% to $55.9 million from $64.3 million for the six months ended June 30, 2023. Adjusted EBITDA for the six months ended June 30, 2024 decreased 6.8% to $101.9 million from $109.3 million for the six months ended June 30, 2023.
Our operating results in any period are not necessarily indicative of the results that may be expected for any future period.
Results of Operations
Comparison of the Three Months Ended June 30, 2024 and 2023
The following tables set forth certain historical consolidated financial information for the three months ended June 30, 2024 and 2023:

	Three months ended June 30,		Period over Period Change
(in thousands, except %)	2024	2023	($)	(%)
Service revenue	$237,928	$229,169	$8,759	3.8%
Operating expenses:
Cost of services	143,876	133,554	10,322	7.7%
Selling, general, and administrative expense	56,276	58,175	(1,899)	(3.3)%
Depreciation	9,978	10,079	(101)	(1.0)%
Amortization of intangible assets	4,982	5,125	(143)	(2.8)%
Loss on disposal of assets	94	67	27	40.3%
Total operating expenses	215,206	207,000	8,206	4.0%
Operating income	22,722	22,169	553	2.5%
Other income, net	(2,703)	(684)	(2,019)	295.2%
Financing expenses	5,490	5,330	160	3.0%
Income before income taxes	19,935	17,523	2,412	13.8%
Provision for income taxes	7,337	7,391	(54)	(0.7)%
Net income	$12,598	$10,132	$2,466	24.3%
Service revenue
Service revenue by service offering
The following table presents the breakdown of our service revenue by service offering for each period:

	Three months ended June 30,		Period over Period Change
(in thousands, except %)	2024	2023	($)	(%)
Digital Customer Experience	$148,352	$150,916	$(2,564)	(1.7)%
Trust and Safety	59,066	45,209	13,857	30.7%
AI Services	30,510	33,044	(2,534)	(7.7)%
Service revenue	$237,928	$229,169	$8,759	3.8%

Digital Customer Experience was primarily driven by a decrease from existing clients in On Demand Travel + Transportation, as well as clients in Entertainment + Gaming and HealthTech. These decreases were partially offset by an increase from existing clients in FinTech, as well as new clients in HealthTech, FinTech and Professional Services + Industry.
Trust and Safety was primarily driven by an increase from existing clients in Social Media and FinTech.
AI Services was primarily driven by a decrease from existing clients in Social Media.
Service revenue by delivery geography
We deliver our services from multiple locations around the world; however, the majority of our service revenues are derived from contracts that require payment in United States dollars, regardless of whether the clients are located in the United States.
The following table presents the breakdown of our service revenue by geographical location, based on where the services are provided, for each period:

	Three months ended June 30,		Period over Period Change
(in thousands, except %)	2024	2023	($)	(%)
Philippines	$138,308	$127,261	$11,047	8.7%
United States	25,267	37,235	(11,968)	(32.1)%
India	29,468	28,995	473	1.6%
Rest of World	44,885	35,678	9,207	25.8%
Service revenue	$237,928	$229,169	$8,759	3.8%
Philippines: Trust and Safety contributed 7.0% of the total increase primarily driven by clients in Social Media and FinTech. Digital Customer Experience contributed 3.5% of the total increase primarily driven by clients in FinTech, partially offset by clients in Entertainment + Gaming. The increase was partially offset by a 1.8% decrease contributed by AI Services, primarily driven by clients in Social Media.
United States: Digital Customer Experience contributed 30.8% of the total decrease primarily driven by clients in On Demand Travel + Transportation, Entertainment + Gaming and HealthTech. AI Services contributed 2.7% of the total decrease primarily driven by clients in On Demand Travel + Transportation. The decrease was partially offset by a 1.4% increase contributed by Trust and Safety, primarily driven by clients in On Demand Travel + Transportation.
India: Trust and Safety contributed 8.4% of the total increase primarily driven by clients in Social Media. AI Services contributed 2.2% of the total increase. The increase was partially offset by a 9.0% decrease contributed by Digital Customer Experience, primarily driven by clients in On Demand Travel + Transportation, partially offset by clients in Retail + E Commerce.
Rest of World: Digital Customer Experience contributed 20.0% of the total increase primarily driven by clients in FinTech, On Demand Travel + Transportation and Professional Services + Industry. Trust and Safety contributed 5.6% of the total increase, primarily driven by clients in FinTech and Social Media. AI Services contributed 0.2% of the total increase. Growth in the Rest of World was led by Latin America.
Operating expenses
Cost of services
The increase was primarily driven by higher personnel costs of $6.7 million associated with increased headcount. The remaining increase included facilities and recruiting costs associated with site expansion and increasing headcount associated with accelerating growth.
Selling, general, and administrative expense
The decrease was primarily driven by lower personnel costs of $2.4 million, due primarily to a reduction in earn-out compensation and stock-based compensation expense, partially offset by an increase in bonus expense due to higher company performance. The remaining decrease included lower insurance expense based on renegotiated rates. This decrease was partially offset by certain litigation costs which we expect to continue in future periods.

Other income, net
Changes are driven by our exposure to foreign currency exchange risk resulting from our operations in foreign geographies, primarily the Philippines, including economic hedges using foreign currency exchange rate forward contracts, as well as higher interest income. See Part I, Item 3., "Quantitative and Qualitative Disclosures About Market Risk" in this Quarterly Report for additional information on how foreign currency impacts our financial results.
Financing expenses
Changes in financing expense are primarily driven by the rate of SOFR used to calculate the interest rate of our debt.
Provision for income taxes
The effective tax rate for the three months ended June 30, 2024 and 2023 was 36.8% and 42.2%, respectively. Costs related to the issuance of stock-based compensation, the acquisition of heloo, severance and litigation costs within the provision for income taxes calculation are adjusted for Non-GAAP purposes. If those costs are removed, the provision for income taxes would have been $8.5 million and $7.4 million and the effective tax rate would have been 25.5% and 21.7% for the three months ended June 30, 2024 and 2023, respectively.
Comparison of the Six Months Ended June 30, 2024 and 2023
The following tables set forth certain historical consolidated financial information for the six months ended June 30, 2024 and 2023:

	Six months ended June 30,		Period over Period Change
(in thousands, except %)	2024	2023	($)	(%)
Service revenue	$465,398	$464,475	$923	0.2%
Operating expenses:
Cost of services	279,287	271,316	7,971	2.9%
Selling, general, and administrative expense	109,180	122,469	(13,289)	(10.9)%
Depreciation	20,767	19,740	1,027	5.2%
Amortization of intangible assets	9,967	10,249	(282)	(2.8)%
Loss (gain) on disposal of assets	(83)	132	(215)	NM
Total operating expenses	419,118	423,906	(4,788)	(1.1)%
Operating income	46,280	40,569	5,711	14.1%
Other income, net	(2,905)	(2,861)	(44)	1.5%
Financing expenses	11,028	10,429	599	5.7%
Income before income taxes	38,157	33,001	5,156	15.6%
Provision for income taxes	13,845	13,360	485	3.6%
Net income	$24,312	$19,641	$4,671	23.8%
NM = not meaningful
Service revenue
Service revenue by service offering
The following table presents the breakdown of our service revenue by service offering for each period:

	Six months ended June 30,		Period over Period Change
(in thousands, except %)	2024	2023	($)	(%)
Digital Customer Experience	$291,843	$308,052	$(16,209)	(5.3)%
Trust and Safety	114,338	85,807	28,531	33.3%
AI Services	59,217	70,616	(11,399)	(16.1)%
Service revenue	$465,398	$464,475	$923	0.2%
Digital Customer Experience was primarily driven by a decrease from existing clients in On Demand Travel + Transportation, Entertainment + Gaming, HealthTech and Social Media. These decreases were partially offset by an increase from existing clients in FinTech, as well as new clients in HealthTech, FinTech and Professional Services + Industry.
Trust and Safety was primarily driven by an increase from existing clients in Social Media, FinTech and On Demand Travel + Transportation.

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
The following table presents the breakdown of our service revenue by geographical location, based on where the services are provided, for each period:

	Six months ended June 30,		Period over Period Change
(in thousands, except %)	2024	2023	($)	(%)
Philippines	$269,521	$254,120	$15,401	6.1%
United States	50,857	83,897	(33,040)	(39.4)%
India	58,377	57,238	1,139	2.0%
Rest of World	86,643	69,220	17,423	25.2%
Service revenue	$465,398	$464,475	$923	0.2%
Philippines: Trust and Safety contributed 6.8% of the total increase primarily driven by clients in Social Media and FinTech. Digital Customer Experience contributed 1.7% of the total increase primarily driven by clients in FinTech and Social Media, partially offset by clients in Entertainment + Gaming. The increase was partially offset by a 2.4% decrease contributed by AI Services, primarily driven by clients in Social Media.
United States: Digital Customer Experience contributed 32.6% of the total decrease primarily driven by clients in On Demand Travel + Transportation, Entertainment + Gaming, Social Media, HealthTech and FinTech. AI Services contributed 6.8% of the total decrease primarily driven by clients in On Demand Travel + Transportation and Social Media. Trust and Safety was flat.
India: Trust and Safety contributed 13.7% of the total increase primarily driven by clients in On Demand Travel + Transportation and Social Media. AI Services contributed 0.2% of the total increase. The increase was partially offset by a 11.9% decrease contributed by Digital Customer Experience, primarily driven by clients in On Demand Travel + Transportation, partially offset by clients in Retail + E-Commerce.
Rest of World: Digital Customer Experience contributed 19.8% of the total increase primarily driven by clients in FinTech, On Demand Travel + Transportation and Professional Services + Industry. Trust and Safety contributed 5.2% of the total increase primarily driven by clients in FinTech and Social Media. AI Services contributed 0.2% of the total increase. Growth in the Rest of World was due to Latin America and Asia.
Operating expenses
Cost of services
The increase was primarily driven by higher personnel costs of $4.0 million associated with increased headcount. The remaining increase included facilities and recruiting costs associated with site expansion and increasing headcount to prepare for accelerating growth.
Selling, general, and administrative expense
The decrease was primarily driven by lower personnel costs of $12.4 million, due primarily to a reduction in earn-out compensation and stock-based compensation expense, partially offset by an increase in bonus expense due to higher company performance. The remaining decrease included lower insurance expense based on renegotiated rates, as well as a reduction in certain taxes, licenses and permits. These decreases were partially offset by certain litigation costs which we expect to continue in future periods, as well as higher software costs.
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
Provision for income taxes
The effective tax rate for the six months ended June 30, 2024 and 2023 was 36.3% and 40.5%, respectively. Costs related to the issuance of stock-based compensation, the acquisition of heloo, severance and litigation costs within the provision for income taxes calculation are adjusted for Non-GAAP purposes. If those costs are removed, the provision for income taxes would have been $16.6 million and $15.4 million and the effective tax rate would have been 26.4% and 21.6% for the six months ended June 30, 2024 and 2023, respectively.
Revenue by Top Clients
The table below sets forth the percentage of our total service revenue derived from our largest clients for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Top ten clients	55%	55%	55%	56%
Top twenty clients	68%	69%	68%	70%
Our clients are part of the rapidly growing digital economy and they rely on our suite of digital solutions to drive their continued success. For our existing clients, we benefit from our ability to grow as they grow and to cross sell new solutions, further deepening our entrenchment.
For the three months ended June 30, 2024 and 2023, we generated 20% and 19%, respectively, of our service revenue from our largest client. For the six months ended June 30, 2024 and 2023, we generated 20% and 20%, respectively, of our service revenue from our largest client.
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
The following table reconciles net income, the most directly comparable GAAP measure, to Adjusted Net Income for the three months ended June 30, 2024 and 2023:

	Three months ended June 30,		Period over Period Change
(in thousands, except %)	2024	2023	($)	(%)
Net income	$12,598	$10,132	$2,466	24.3%
Amortization of intangible assets	4,982	5,125	(143)	(2.8)%
Earn-out consideration(1)	—	1,268	(1,268)	(100.0)%
Foreign currency gains(2)	(1,312)	(196)	(1,116)	NM
Loss on disposal of assets	94	67	27	40.3%
Severance costs(3)	—	350	(350)	(100.0)%
Litigation costs(4)	2,318	—	2,318	100.0%
Stock-based compensation expense(5)	11,128	15,107	(3,979)	(26.3)%
Tax impacts of adjustments(6)	(1,173)	(31)	(1,142)	NM
Adjusted Net Income	$28,635	$31,822	$(3,187)	(10.0)%
Net Income Margin(7)	5.3%	4.4%
Adjusted Net Income Margin(7)	12.0%	13.9%
NM = not meaningful
(1) Represents earn-out consideration recognized as compensation expense related to the acquisition of heloo.
(2) Realized and unrealized foreign currency gains include the effect of fair market value changes of forward contracts and remeasurement of U.S. dollar-denominated accounts to foreign currency.
(3) Represents severance payments as a result of certain cost optimization measures we undertook during the period to restructure support roles.
(4) Represents only those litigation costs that are considered non-recurring and outside of the ordinary course of business.
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

The following table reconciles net income, the most directly comparable GAAP measure, to Adjusted Net Income for the six months ended June 30, 2024 and 2023:

	Six months ended June 30,		Period over Period Change
(in thousands, except %)	2024	2023	($)	(%)
Net income	$24,312	$19,641	$4,671	23.8%
Amortization of intangible assets	9,967	10,249	(282)	(2.8)%
Transaction costs(1)	—	245	(245)	(100.0)%
Earn-out consideration(2)	—	7,916	(7,916)	(100.0)%
Foreign currency gains(3)	(298)	(2,178)	1,880	(86.3)%
Loss (gain) on disposal of assets	(83)	132	(215)	NM
Severance costs(4)	487	1,568	(1,081)	(68.9)%
Litigation costs(5)	2,618	—	2,618	100.0%
Stock-based compensation expense(6)	21,692	28,779	(7,087)	(24.6)%
Tax impacts of adjustments(7)	(2,788)	(2,019)	(769)	38.1%
Adjusted Net Income	$55,907	$64,333	$(8,426)	(13.1)%
Net Income Margin(8)	5.2%	4.2%
Adjusted Net Income Margin(8)	12.0%	13.9%
NM = not meaningful
(1) Represents professional service fees related to non-recurring transactions.
(2) Represents earn-out consideration recognized as compensation expense related to the acquisition of heloo.
(3) Realized and unrealized foreign currency gains include the effect of fair market value changes of forward contracts and remeasurement of U.S. dollar-denominated accounts to foreign currency.
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
The following table reconciles GAAP diluted EPS, the most directly comparable GAAP measure, to Adjusted EPS for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
GAAP diluted EPS	$0.14	$0.10	$0.27	$0.20
Per share adjustments to net income(1)	0.17	0.22	0.34	0.45
Adjusted EPS	$0.31	$0.32	$0.61	$0.65

Weighted-average common shares outstanding – diluted	91,629,930	98,200,005	91,739,908	99,576,289
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
The following table reconciles net income, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the three months ended June 30, 2024 and 2023:

	Three months ended June 30,		Period over Period Change
(in thousands, except %)	2024	2023	($)	(%)
Net income	$12,598	$10,132	$2,466	24.3%
Provision for income taxes	7,337	7,391	(54)	(0.7)%
Financing expenses	5,490	5,330	160	3.0%
Depreciation	9,978	10,079	(101)	(1.0)%
Amortization of intangible assets	4,982	5,125	(143)	(2.8)%
EBITDA	$40,385	$38,057	$2,328	6.1%
Earn-out consideration(1)	—	1,268	(1,268)	(100.0)%
Foreign currency gains(2)	(1,312)	(196)	(1,116)	NM
Loss on disposal of assets	94	67	27	40.3%
Severance costs(3)	—	350	(350)	(100.0)%
Litigation costs(4)	2,318	—	2,318	100.0%
Stock-based compensation expense(5)	11,128	15,107	(3,979)	(26.3)%
Interest income(6)	(1,361)	(357)	(1,004)	281.2%
Adjusted EBITDA	$51,252	$54,296	$(3,044)	(5.6)%
Net Income Margin(7)	5.3%	4.4%
Adjusted EBITDA Margin(7)	21.5%	23.7%
NM = not meaningful
(1) Represents earn-out consideration recognized as compensation expense related to the acquisition of heloo.
(2) Realized and unrealized foreign currency gains include the effect of fair market value changes of forward contracts and remeasurement of U.S. dollar-denominated accounts to foreign currency.
(3) Represents severance payments as a result of certain cost optimization measures we undertook during the period to restructure support roles.
(4) Represents only those litigation costs that are considered non-recurring and outside of the ordinary course of business.
(5) Represents stock-based compensation expense, as well as associated payroll tax.
(6) Represents interest earned on short-term savings, time-deposits and money market funds.
(7) Net Income Margin represents net income divided by service revenue and Adjusted EBITDA Margin represents Adjusted EBITDA divided by service revenue.

The following table reconciles net income, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the six months ended June 30, 2024 and 2023:

	Six months ended June 30,		Period over Period Change
(in thousands, except %)	2024	2023	($)	(%)
Net income	$24,312	$19,641	$4,671	23.8%
Provision for income taxes	13,845	13,360	485	3.6%
Financing expenses	11,028	10,429	599	5.7%
Depreciation	20,767	19,740	1,027	5.2%
Amortization of intangible assets	9,967	10,249	(282)	(2.8)%
EBITDA	$79,919	$73,419	$6,500	8.9%
Transaction costs(1)	—	245	(245)	(100.0)%
Earn-out consideration(2)	—	7,916	(7,916)	(100.0)%
Foreign currency gains(3)	(298)	(2,178)	1,880	(86.3)%
Loss (gain) on disposal of assets	(83)	132	(215)	NM
Severance costs(4)	487	1,568	(1,081)	(68.9)%
Litigation costs(5)	2,618	—	2,618	100.0%
Stock-based compensation expense(6)	21,692	28,779	(7,087)	(24.6)%
Interest income(7)	$(2,478)	$(552)	(1,926)	348.9%
Adjusted EBITDA	$101,857	$109,329	$(7,472)	(6.8)%
Net Income Margin(8)	5.2%	4.2%
Adjusted EBITDA Margin(8)	21.9%	23.5%
NM = not meaningful
(1) Represents professional service fees related to non-recurring transactions.
(2) Represents earn-out consideration recognized as compensation expense related to the acquisition of heloo.
(3) Realized and unrealized foreign currency gains include the effect of fair market value changes of forward contracts and remeasurement of U.S. dollar-denominated accounts to foreign currency.
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
The following table reconciles net cash provided by operating activities, the most directly comparable GAAP measure, to Free Cash Flow for the six months ended June 30, 2024 and 2023:

	Six months ended June 30,
	2024	2023
Net cash provided by operating activities	$81,211	$82,213
Purchase of property and equipment	(8,088)	(15,045)
Free Cash Flow	$73,123	$67,168
Conversion of Adjusted EBITDA(1)	71.8%	61.4%
(1) Conversion of Adjusted EBITDA represents Free Cash Flow divided by Adjusted EBITDA

Liquidity and Capital Resources
As of June 30, 2024, our principal sources of liquidity were cash and cash equivalents totaling $171.1 million, which were held for working capital purposes, as well as the borrowing availability under the 2022 Revolving Credit Facility of $190.0 million.
As of June 30, 2024, our total indebtedness, net of debt financing fees was $261.0 million. The interest rate in effect for the 2022 Term Loan Facility as of June 30, 2024 was 7.694% per annum. We were in compliance with all debt covenants as of June 30, 2024. See Note 8, "Long-Term Debt" in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our debt.
During the six months ended June 30, 2024, we repurchased 1,310,167 shares of our Class A common stock under the share repurchase program for $15.0 million, which we funded principally with available cash. As of June 30, 2024, $42.2 million remained available for share repurchases under our share repurchase program. For additional information about our share repurchase program, see Part II, Item 2., "Unregistered Sales of Equity Securities and Use of Proceeds—Issuer Purchases of Equity Securities" in this Quarterly Report.
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
Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated:

	Six months ended June 30,
(in thousands)	2024	2023
Net cash provided by operating activities	$81,211	$82,213
Net cash used in investing activities	(8,088)	(16,045)
Net cash used in financing activities	(18,614)	(45,835)
Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2024 was $81.2 million compared to net cash provided by operating activities of $82.2 million for the six months ended June 30, 2023. Net cash provided by operating activities for the six months ended June 30, 2024 reflects net income of $24.3 million, the add back for non-cash charges totaling $54.1 million, as well as changes in operating assets and liabilities of $2.8 million. Non-cash charges primarily consisted of $21.4 million in stock-based compensation expense, $20.8 million of depreciation and $10.0 million of amortization related to intangibles. Net cash provided by operating activities for the six months ended June 30, 2023 reflects net income of $19.6 million, as well as the add back for non-cash charges totaling $57.2 million and changes in operating assets and liabilities of $5.4 million. Non-cash charges primarily consisted of $28.5 million in stock-based compensation expense, $19.7 million of depreciation and $10.2 million of amortization related to intangibles.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2024 was $8.1 million compared to net cash used in investing activities of $16.0 million for the six months ended June 30, 2023. Purchase of property and equipment decreased primarily due to the timing of site build-out costs.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2024 was $18.6 million compared to net cash used by financing activities of $45.8 million for the six months ended June 30, 2023. The decrease was due primarily to lower payments to acquire shares under our share repurchase program.
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
Foreign Currency Risk
Our exposure to market risk arises principally from exchange rate risk. Although substantially all of our revenues are denominated in U.S. dollars, a substantial portion of our expenses were incurred and paid in the Philippine peso and Indian rupee in the six months ended June 30, 2024 and 2023. We also incur expenses in U.S. dollars, and currencies of the other countries in which we have operations. The exchange rates among the Philippine peso, Indian rupee and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future.
The average exchange rate of the Philippine peso against the U.S. dollar increased from 55.22 pesos during the six months ended June 30, 2023 to 56.90 pesos during the six months ended June 30, 2024, representing a depreciation of the Philippine peso of 3.0%. Based upon our level of operations during the six months ended June 30, 2024, and excluding any forward contract arrangements that we had in place during that period, a 10% appreciation/depreciation in the Philippine peso against the U.S. dollar would have increased or decreased our expenses incurred and paid in the Philippine peso by approximately $19.0 million or $15.5 million, respectively, in the six months ended June 30, 2024.
The average exchange rate of the Indian rupee against the U.S. dollar increased from 82.19 rupees during the six months ended June 30, 2023 to 83.23 rupees during the six months ended June 30, 2024, representing a depreciation of the Indian rupee of 1.3%. Based upon our level of operations during the six months ended June 30, 2024, a 10% appreciation/depreciation in the Indian rupee against the U.S. dollar would have increased or decreased our expenses incurred and paid in the Indian rupee by approximately $5.0 million or $4.1 million, respectively, in the six months ended June 30, 2024.
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
For the six months ended June 30, 2024 and 2023, the realized losses (gains) of $2.8 million and $(0.2) million, respectively, resulting from the settlement of forward contracts were included within other income, net.
For the six months ended June 30, 2024 and 2023, we had outstanding forward contracts. The forward contract receivable (payable) resulting from changes in fair value was recorded under prepaid expenses and other current assets (accounts payable and accrued liabilities). For the six months ended June 30, 2024 and 2023, the unrealized losses (gains) on the forward contracts of $3.5 million and $(1.7) million, respectively, were included within other income, net.
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
Interest Rate Risk
Our exposure to market risk is influenced by the changes in interest rates paid on any outstanding balance on our borrowings, mainly under our 2022 Credit Facilities. All of our borrowings outstanding under the 2022 Credit Facilities as of June 30, 2024 accrue interest at SOFR plus 2.25%. As of June 30, 2024 our total principal balance outstanding was $262.2 million and the interest rate in effect was 7.694% per annum. Based on the outstanding balances and interest rates under the 2022 Credit Facilities as of June 30, 2024, a hypothetical 10% increase or decrease in SOFR would cause an increase or decrease in interest expense of approximately $1.4 million over the next 12 months.

Credit Risk
As of June 30, 2024, we had accounts receivable, net of allowance for credit losses, of $175.3 million, of which $27.2 million was owed by one of our clients. Collectively, this client represented approximately 15% of our gross accounts receivable as of June 30, 2024.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, the design and operation of the our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
During the three months ended June 30, 2024, our purchases of Class A common stock were as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1, 2024 through April 30, 2024	871,173	$11.29	871,173	$44,024
May 1, 2024 through May 31, 2024	153,383	11.80	153,383	42,214
June 1, 2024 through June 30, 2024	—	—	—	42,214
Total	1,024,556	$11.36	1,024,556
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
Rule 10b5-1 Trading Arrangements
On May 17, 2024, Stephan Daoust, our Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement (the “Daoust 10b5-1 Plan”), which provides for the potential sale of up to 251,161 shares of the Company’s Class A Common Stock, including shares obtained from the exercise of vested stock options and the vesting of restricted stock units (subject to reduction for any shares withheld to satisfy tax withholding obligations). The Daoust 10b5-1 Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and unless otherwise terminated pursuant to its terms, provides for sales from August 16, 2024 to December 15, 2024 or an earlier date on which all shares thereunder are sold.
On May 16, 2024, Jarrod Johnson, our Chief Customer Officer, adopted a Rule 10b5-1 trading arrangement (the “Johnson 10b5-1 Plan”), which provides for the potential sale of up to 146,865 shares of the Company’s Class A Common Stock, including shares obtained from the vesting of restricted stock units (subject to reduction for any shares withheld to satisfy tax withholding obligations). The Johnson 10b5-1 Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and unless otherwise terminated pursuant to its terms, provides for sales from August 15, 2024 to March 31, 2025 or an earlier date on which all shares thereunder are sold.

Item 6. Exhibits

Exhibit No.	Description

3.1
Second Amended and Restated Certificate of Incorporation of TaskUs, Inc., dated as of June 10, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 15, 2021).

3.2	Certificate of Change of Registered Agent and Registered Office of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K filed on March 8, 2024).

3.3	Third Amended and Restated Bylaws of TaskUs, Inc., dated as of March 2, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 7, 2023).

10.1*†	Performance Stock Unit Grant Notice and Agreement (under TaskUs, Inc. 2021 Omnibus Incentive Plan), dated June 3, 2024, between the Company and Bryce Maddock.

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Section 13(r) Disclosure.

101.INS	XBRL Instance Document– the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
**    Furnished herewith.
†    Management contract or compensatory plan or arrangement.
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

TASKUS, INC.
(Registrant)

Date:	August 9, 2024	By:	/s/ Balaji Sekar
Balaji Sekar
Chief Financial Officer
(Principal Financial Officer)
(Authorized Signatory)

Date:	August 9, 2024	By:	/s/ Steven Amaya
Steven Amaya
Chief Accounting Officer and Treasurer
(Principal Accounting Officer)