Form 10-Q
period 2024-09-30
TaskUs, Inc.
filed 2024-11-07
CIK 1829864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 1, 2024, the number of shares outstanding of the registrant’s common stock was as follows: Class A common stock, par value $0.01 per share: 19,274,866; Class B common stock, par value $0.01 per share: 70,032,694.

TASKUS, INC.
Quarterly Report on Form 10-Q
For Quarterly Period Ended September 30, 2024

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TASKUS, INC.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$180,381	$125,776
Accounts receivable, net of allowance for credit losses of $1,836 and $1,978, respectively	200,780	176,812
Income tax receivable	8,472	2,021
Prepaid expenses and other current assets	29,777	23,909
Total current assets	419,410	328,518
Noncurrent assets:
Property and equipment, net	65,127	68,893
Operating lease right-of-use assets	47,352	44,326
Deferred tax assets	6,651	4,857
Intangibles	178,084	192,958
Goodwill	218,359	218,108
Other noncurrent assets	7,114	6,542
Total noncurrent assets	522,687	535,684
Total assets	$942,097	$864,202
Liabilities and Shareholders’ Equity
Liabilities:
Current liabilities:
Accounts payable and accrued liabilities	$38,464	$26,054
Accrued payroll and employee-related liabilities	59,514	40,291
Current portion of debt	13,122	8,059
Current portion of operating lease liabilities	18,116	15,872
Current portion of income tax payable	6,239	7,451
Deferred revenue	3,646	4,077
Total current liabilities	139,101	101,804
Noncurrent liabilities:
Income tax payable	4,678	4,621
Long-term debt	246,325	256,166
Operating lease liabilities	31,677	31,475
Accrued payroll and employee-related liabilities	5,212	3,978
Deferred tax liabilities	25,229	25,214
Other noncurrent liabilities	85	233
Total noncurrent liabilities	313,206	321,687
Total liabilities	452,307	423,491
Commitments and Contingencies (See Note 10)
Shareholders’ equity:
Class A common stock, $0.01 par value. Authorized 2,500,000,000; 32,555,207 issued and 19,415,430 outstanding and 30,522,570 issued and 18,725,947 outstanding, respectively	326	305
Class B convertible common stock, $0.01 par value. Authorized 250,000,000; 70,032,694 and 70,032,694 shares issued and outstanding, respectively	700	700
Additional paid-in capital	714,471	683,117
Accumulated deficit	(52,973)	(89,984)
Accumulated other comprehensive loss	(13,324)	(9,551)
Treasury stock, at cost. 13,139,777 and 11,796,623 shares, respectively	(159,410)	(143,876)
Total shareholders’ equity	489,790	440,711
Total liabilities and shareholders’ equity	$942,097	$864,202
See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Income
(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Service revenue	$255,345	$225,626	$720,743	$690,101
Operating expenses:
Cost of services	153,765	130,139	433,052	401,455
Selling, general, and administrative expense	62,650	57,114	171,830	179,583
Depreciation	9,758	9,762	30,525	29,502
Amortization of intangible assets	4,988	5,027	14,955	15,276
Loss (gain) on disposal of assets	(10)	640	(93)	772
Total operating expenses	231,151	202,682	650,269	626,588
Operating income	24,194	22,944	70,474	63,513
Other expense (income), net	898	2,895	(2,007)	34
Financing expenses	5,504	5,712	16,532	16,141
Income before income taxes	17,792	14,337	55,949	47,338
Provision for income taxes	5,093	4,565	18,938	17,925
Net income	$12,699	$9,772	$37,011	$29,413
Net income per common share:
Basic	$0.14	$0.11	$0.42	$0.31
Diluted	$0.14	$0.10	$0.40	$0.30
Weighted-average number of common shares outstanding:
Basic	88,978,159	92,480,316	88,701,787	95,522,026
Diluted	92,579,919	94,035,111	92,019,911	97,729,230
See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income	$12,699	$9,772	$37,011	$29,413
Unrealized gain on derivative contracts	247	—	247	—
Retirement benefit reserves	(20)	(14)	2	13
Foreign currency translation adjustments	7,025	(3,559)	(4,022)	(3,682)
Comprehensive income	$19,951	$6,199	$33,238	$25,744
See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)

	Capital stock and additional paid-in capital					Accumulated deficit	Accumulated other comprehensive loss			Total shareholders’ equity
	Class A common stock		Class B convertible common stock		Additional paid-in capital			Treasury stock
	Shares	Amount	Shares	Amount				Shares	Amount
Balance as of December 31, 2022	29,257,651	$293	70,032,694	$700	$631,908	$(135,674)	$(10,647)	1,649,931	$(30,967)	$455,613
Issuance of common stock for settlement of equity awards	246,537	2	—	—	207	—	—	—	—	209
Shares withheld related to net share settlement	(14,293)	—	—	—	(257)	—	—	—	—	(257)
Repurchase of common stock	—	—	—	—	—	—	—	389,801	(6,374)	(6,374)
Stock-based compensation expense	—	—	—	—	13,464	—	—	—	—	13,464
Net income	—	—	—	—	—	9,509	—	—	—	9,509
Other comprehensive income	—	—	—	—	—	—	3,591	—	—	3,591
Balance as of March 31, 2023	29,489,895	$295	70,032,694	$700	$645,322	$(126,165)	$(7,056)	2,039,732	$(37,341)	$475,755
Issuance of common stock for settlement of equity awards	338,035	3	—	—	187	—	—	—	—	190
Shares withheld related to net share settlement	(23,705)	—	—	—	(293)	—	—	—	—	(293)
Repurchase of common stock	—	—	—	—	—	—	—	3,223,283	(38,338)	(38,338)
Stock-based compensation expense	—	—	—	—	15,040	—	—	—	—	15,040
Net income	—	—	—	—	—	10,132	—	—	—	10,132
Other comprehensive loss	—	—	—	—	—	—	(3,687)	—	—	(3,687)
Balance as of June 30, 2023	29,804,225	$298	70,032,694	$700	$660,256	$(116,033)	$(10,743)	5,263,015	$(75,679)	$458,799
Issuance of common stock for settlement of equity awards	661,158	7	—	—	148	—	—	—	—	155
Shares withheld related to net share settlement	(136,501)	(1)	—	—	(1,484)	—	—	—	—	(1,485)
Repurchase of common stock	—	—	—	—	—	—	—	4,541,983	(48,753)	(48,753)
Stock-based compensation expense	—	—	—	—	13,833	—	—	—	—	13,833
Net income	—	—	—	—	—	9,772	—	—	—	9,772
Other comprehensive loss	—	—	—	—	—	—	(3,573)	—	—	(3,573)
Balance as of September 30, 2023	30,328,882	$304	70,032,694	$700	$672,753	$(106,261)	$(14,316)	9,804,998	$(124,432)	$428,748

	Capital stock and additional paid-in capital					Accumulated deficit	Accumulated other comprehensive loss			Total shareholders’ equity
	Class A common stock		Class B convertible common stock		Additional paid-in capital			Treasury stock
	Shares	Amount	Shares	Amount				Shares	Amount
Balance as of December 31, 2023	30,522,570	$305	70,032,694	$700	$683,117	$(89,984)	$(9,551)	11,796,623	$(143,876)	$440,711
Issuance of common stock for settlement of equity awards	620,835	6	—	—	189	—	—	—	—	195
Shares withheld related to net share settlement	(122,480)	(1)	—	—	(1,573)	—	—	—	—	(1,574)
Repurchase of common stock	—	—	—	—	—	—	—	285,611	(3,379)	(3,379)
Stock-based compensation expense	—	—	—	—	10,235	—	—	—	—	10,235
Net income	—	—	—	—	—	11,714	—	—	—	11,714
Other comprehensive loss	—	—	—	—	—	—	(3,308)	—	—	(3,308)
Balance as of March 31, 2024	31,020,925	$310	70,032,694	$700	$691,968	$(78,270)	$(12,859)	12,082,234	$(147,255)	$454,594
Issuance of common stock for settlement of equity awards	722,711	7	—	—	1,849	—	—	—	—	1,856
Shares withheld related to net share settlement	(40,437)	—	—	—	(500)	—	—	—	—	(500)
Repurchase of common stock	—	—	—	—	—	—	—	1,024,556	(11,759)	(11,759)
Stock-based compensation expense	—	—	—	—	11,121	—	—	—	—	11,121
Net income	—	—	—	—	—	12,598	—	—	—	12,598
Other comprehensive loss	—	—	—	—	—	—	(7,717)	—	—	(7,717)
Balance as of June 30, 2024	31,703,199	$317	70,032,694	$700	$704,438	$(65,672)	$(20,576)	13,106,790	$(159,014)	$460,193
Issuance of common stock for settlement of equity awards	977,511	10	—	—	1,240	—	—	—	—	1,250
Shares withheld related to net share settlement	(125,503)	(1)	—	—	(1,805)	—	—	—	—	(1,806)
Repurchase of common stock	—	—	—	—	—	—	—	32,987	(396)	(396)
Stock-based compensation expense	—	—	—	—	10,598	—	—	—	—	10,598
Net income	—	—	—	—	—	12,699	—	—	—	12,699
Other comprehensive income	—	—	—	—	—	—	7,252	—	—	7,252
Balance as of September 30, 2024	32,555,207	$326	70,032,694	$700	$714,471	$(52,973)	$(13,324)	13,139,777	$(159,410)	$489,790

See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$37,011	$29,413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	30,525	29,502
Amortization of intangibles	14,955	15,276
Amortization of debt financing fees	447	447
Loss (gain) on disposal of assets	(93)	772
Benefit from credit losses	(25)	—
Unrealized foreign exchange losses (gains) on forward contracts	(166)	6,020
Deferred taxes	(1,813)	(255)
Stock-based compensation expense	31,954	42,337
Changes in operating assets and liabilities:
Accounts receivable	(23,452)	(680)
Prepaid expenses and other current assets	(5,807)	(4,403)
Operating lease right-of-use assets	11,883	10,670
Other noncurrent assets	(809)	(123)
Accounts payable and accrued liabilities	3,318	(9,063)
Accrued payroll and employee-related liabilities	20,904	(4,093)
Operating lease liabilities	(12,423)	(10,217)
Income tax payable	(7,592)	(1,278)
Deferred revenue	(442)	(278)
Other noncurrent liabilities	(145)	(152)
Net cash provided by operating activities	98,230	103,895
Cash flows from investing activities:
Purchase of property and equipment	(18,821)	(22,904)
Investment in loan receivable	—	(1,000)
Net cash used in investing activities	(18,821)	(23,904)
Cash flows from financing activities:
Payments for deferred business acquisition consideration	(144)	(145)
Payments on long-term debt	(5,063)	(2,025)
Proceeds from employee stock plans	3,301	554
Payments for taxes related to net share settlement	(3,880)	(2,035)
Payments for stock repurchases	(15,468)	(92,683)
Net cash used in financing activities	(21,254)	(96,334)
Increase (decrease) in cash and cash equivalents	58,155	(16,343)
Effect of exchange rate changes on cash	(3,550)	(3,033)
Cash and cash equivalents at beginning of period	125,776	133,992
Cash and cash equivalents at end of period	$180,381	$114,616
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
2. Summary of Significant Accounting Policies
(a) Basis of Presentation
The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). Our Annual Report on Form 10-K for the year ended December 31, 2023 (the "Annual Report"), as filed with the Securities and Exchange Commission (the "SEC"), includes a discussion of the significant accounting policies used in the preparation of our consolidated financial statements. Other than the Company designating certain derivatives as cash flow hedges, there have been no changes to the Company’s significant accounting policies described in the Annual Report that have had a material impact on the Company’s condensed consolidated financial statements and related notes. See Note 5, "Forward Contracts" for information on the accounting policy for cash flow hedges.
These unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with US GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in the Annual Report. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2024 and its results of operations, comprehensive income and shareholders’ equity for the three and nine months ended September 30, 2024 and 2023, and cash flows for the nine months ended September 30, 2024 and 2023. The condensed consolidated balance sheet as of December 31, 2023, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

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
(d) Concentration Risk
Most of the Company’s customers are located in the United States. Clients outside of the United States are concentrated in Europe.
For the three and nine months ended September 30, 2024 and 2023, the following client represented greater than 10% of the Company’s service revenue:

Client	Service revenue percentage
	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
A	23%	19%	21%	19%
As of September 30, 2024 and December 31, 2023, the following clients represented greater than 10% of the Company’s accounts receivable:

	Accounts receivable percentage
Client	September 30, 2024	December 31, 2023
A	24%	16%
B	Less than 10%	12%
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
Recently issued accounting pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard requires enhanced disclosure of significant segment expenses, and other segment items, on an annual and interim basis. This ASU will be effective for the Company for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. This ASU will be applied retrospectively to all periods presented in the financial statements. The Company is currently reviewing this ASU, but does not expect its adoption to have a material impact on its consolidated financial statements.

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
3. Business Combination
On April 15, 2022 (the "Closing Date"), the Company completed the acquisition of 100% of the equity interests of Parsec d.o.o. and Q Experience d.o.o. (collectively, "heloo") for $35.4 million. The former shareholders of heloo were also eligible to receive contingent earn-out payments not to exceed €20 million, based on performance compared to prescribed EBITDA targets outlined in the purchase agreement during each of the one year periods ending April 30, 2023 and 2024, respectively. The second earnout period expired as of April 30, 2024, with no additional amount paid, and the total fair value of remaining contingent earn-out payments was determined to be $0.0 million as of December 31, 2023. Since these payments were contingent on future service conditions, they were recognized as compensation expense ratably over the required service period. The Company recognized compensation expense related to the contingent earn-out payments included in selling, general, and administrative expenses of $0.0 million for the three and nine months ended September 30, 2024, and $(0.1) million and $7.9 million for the three and nine months ended September 30, 2023, respectively. The Company paid $18.3 million related to the contingent earn-out during the nine months ended September 30, 2023, which is included in net cash provided by operating activities. The Company paid $0.1 million and $0.1 million related to holdback cash consideration during the nine months ended September 30, 2024 and 2023, respectively, which is included in payments for deferred business acquisition consideration.
4. Revenue from Contracts with Customers
Disaggregation of Revenue
The Company's revenues are derived from contracts with customers related to business outsourcing services that it provides. The following table presents the breakdown of the Company’s revenues by service offering:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Digital Customer Experience	$155,170	$145,952	$447,013	$454,004
Trust and Safety	63,676	48,687	178,014	134,494
AI Services	36,499	30,987	95,716	101,603
Service revenue	$255,345	$225,626	$720,743	$690,101
The majority of the Company’s revenues are derived from contracts with customers who are located in the United States. However, the Company delivers its services from geographies outside of the United States. The following table presents the breakdown of the Company’s revenues by geographical location, based on where the services are provided from:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Philippines	$143,300	$126,419	$412,821	$380,539
United States	31,238	32,421	82,095	116,318
India	31,088	29,379	89,465	86,617
Rest of World	49,719	37,407	136,362	106,627
Service revenue	$255,345	$225,626	$720,743	$690,101
Contract Balances
Accounts receivable, net of allowance for credit losses includes $87.0 million and $77.2 million of unbilled revenue as of September 30, 2024 and December 31, 2023, respectively.

5. Forward Contracts
The Company transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency exchange rate risk. During 2024 and 2023, the Company entered into foreign currency exchange rate forward contracts, with four commercial banks as the counterparties, with maturities of generally 12 months or less, to reduce the volatility of cash flows, primarily related to forecasted costs denominated in Philippine pesos, Indian rupees, Mexican pesos and Colombian pesos. In addition, the Company utilizes foreign currency exchange rate contracts to mitigate foreign currency exchange rate risk associated with foreign currency-denominated assets and liabilities, primarily intercompany balances. The Company does not use foreign currency exchange rate contracts for trading purposes.
ASC Topic 815, Derivatives and Hedging, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments as assets (prepaid expenses and other current assets) or liabilities (accrued payroll and employee-related liabilities) on the Company’s consolidated balance sheets and measurement of those instruments at fair value. The resulting cash flows are reported as cash from operating activities. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so, the type of hedge.
Cash Flow Hedges
The Company designates certain foreign currency forward contracts as cash flow hedges to hedge certain forecasted costs denominated in currencies other than the U.S. dollar. The Company performs an assessment, on the designation date and on an ongoing basis, to determine whether the cash flow hedges are expected to be highly effective at offsetting changes in the hedged item. For the effective portion of cash flow hedges, the change in fair value is recorded in accumulated other comprehensive loss and is reclassified into cost of service, selling, general, and administrative expense and depreciation on the consolidated statements of income in the period the hedged transactions occur. All cash flow hedges were determined to be highly effective for the periods presented.
For the three and nine months ended September 30, 2024, the Company did not settle any cash flow hedges.
The following table presents the Company's outstanding forward contracts designated as cash flow hedges:

(in thousands)	September 30, 2024	December 31, 2023
Notional amount of outstanding forward contracts in Philippine pesos	$31,047	$—
Notional amount of outstanding forward contracts in Indian rupees	8,519	—
Notional amount of outstanding forward contracts in Mexican pesos	4,196	—
Notional amount of outstanding forward contracts in Colombian pesos	8,696	—
Total notional amount of outstanding forward contracts designated as cash flow hedges	$52,458	$—
Unrealized gains on cash flow hedges for the three and nine months ended September 30, 2024 was $0.2 million. As of September 30, 2024, the net accumulated gain on our foreign currency cash flow hedges expected to be reclassed from accumulated other comprehensive loss into earnings within the next 12 months was $0.2 million.
Derivatives Not Designated as Hedging Instruments
The Company also enters into foreign currency forward contracts that are not designated as hedging instruments. Any gains or losses resulting from changes in the fair value of these contracts are recognized in other expense (income), net in the statements of income. The forward contract receivable (payable) resulting from changes in fair value is recorded under prepaid expenses and other current assets (accounts payable and accrued liabilities).
The following table presents the Company's settled forward contracts and realized and unrealized losses (gains) associated with derivative contracts not designated as hedging instruments:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Notional amount of settled forward contracts in Philippine pesos	$40,447	$46,800	$128,101	$175,050
Notional amount of settled forward contracts in Indian rupees	10,217	11,447	33,110	18,545
Total notional amount of settled forward contracts	$50,664	$58,247	$161,211	$193,595
Realized losses (gains) from settlement of forward contracts	$1,131	$(3,386)	$3,900	$(3,561)
Unrealized losses (gains) on forward contracts	$(3,629)	$7,669	$(166)	$6,020

The following table presents the Company's outstanding forward contracts not designated as hedging instruments:

(in thousands)	September 30, 2024	December 31, 2023
Notional amount of outstanding forward contracts in Philippine pesos	$40,928	$169,029
Notional amount of outstanding forward contracts in Indian rupees	12,083	45,193
Total notional amount of outstanding forward contracts not designated as hedging instruments	$53,011	$214,222
Fair Value Measurements
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset and include situations where there is little, if any, market activity for the asset.
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

For financial statement presentation purposes, the Company offsets assets and liabilities for forward contracts with the same counterparty that it has the right and intent to net settle upon maturity; however, it does not offset assets and liabilities under master netting arrangements that it does not intend to net settle. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value, at September 30, 2024 and December 31, 2023:

	September 30, 2024
	Fair value measurements using			Total Gross Fair Value	Effect of Counter-party Netting	Net Amounts on Balance Sheet	Effect of Master Netting Arrangements	Net Amounts
(in thousands)	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets
Money market funds	$42,689	$—	$—	$42,689	$—	$42,689	$—	$42,689
Derivatives designated as hedging instruments:
Forward contracts receivable	$—	$673	$—	$673	$—	$673	$(673)	$—
Derivatives not designated as hedging instruments:
Forward contracts receivable	$—	$72	$—	$72	$—	$72	$—	$72
Liabilities
Derivatives designated as hedging instruments:
Forward contracts payable	$—	$426	$—	$426	$—	$426	$(297)	$129
Derivatives not designated as hedging instruments:
Forward contracts payable	$—	$595	$—	$595	$—	$595	$(376)	$219

	December 31, 2023
	Fair value measurements using			Total Gross Fair Value	Effect of Counter-party Netting	Net Amounts on Balance Sheet	Effect of Master Netting Arrangements	Net Amounts
(in thousands)	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets
Derivatives not designated as hedging instruments:
Forward contracts receivable	$—	$95	$—	$95	$—	$95	$(95)	$—
Liabilities
Derivatives not designated as hedging instruments:
Forward contracts payable	$—	$784	$—	$784	$—	$784	$(95)	$689
6. Property and Equipment, net
The components of property and equipment, net as of September 30, 2024 and December 31, 2023, were as follows:

(in thousands)	September 30, 2024	December 31, 2023
Leasehold improvements	$70,276	$67,552
Technology and computers	113,267	105,375
Furniture and fixtures	7,336	7,392
Construction in process	10,361	1,140
Other property and equipment	14,999	14,238
Property and equipment, gross	216,239	195,697
Accumulated depreciation	(151,112)	(126,804)
Property and equipment, net	$65,127	$68,893

The Company’s principal operations are in the Philippines where the majority of property and equipment resides under its wholly owned subsidiaries. The table below presents the Company’s total property and equipment by geographic location as of September 30, 2024 and December 31, 2023:

(in thousands)	September 30, 2024	December 31, 2023
Philippines	$24,397	$29,765
United States	5,739	7,308
India	13,354	17,452
Rest of World	21,637	14,368
Property and equipment, net	$65,127	$68,893
7. Goodwill and Intangibles
The changes in the carrying amount of goodwill during the period were as follows:

(in thousands)
Balance as of December 31, 2023	$218,108
Foreign currency translation	251
Balance as of September 30, 2024	$218,359
Intangible assets consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024			December 31, 2023
(in thousands)	Intangibles, Gross	Accumulated Amortization	Intangibles, Net	Intangibles, Gross	Accumulated Amortization	Intangibles, Net
Customer relationships	$252,023	$(99,079)	$152,944	$251,899	$(86,176)	$165,723
Trade names	41,900	(16,760)	25,140	41,900	(14,665)	27,235
Other intangibles	179	(179)	—	236	(236)	—
Total	$294,102	$(116,018)	$178,084	$294,035	$(101,077)	$192,958
8. Long-Term Debt
The balances of current and noncurrent portions of debt consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024			December 31, 2023
(in thousands)	Current	Noncurrent	Total	Current	Noncurrent	Total
Term Loan	$13,500	$247,050	$260,550	$8,438	$257,175	$265,613
Less: Debt financing fees	(378)	(725)	(1,103)	(379)	(1,009)	(1,388)
Total	$13,122	$246,325	$259,447	$8,059	$256,166	$264,225
2022 Credit Agreement
On September 7, 2022, the Company amended and restated its prior credit agreement (as amended and restated the "2022 Credit Agreement"), which includes a $270.0 million term loan (the "2022 Term Loan Facility") and a $190.0 million revolving credit facility (the "2022 Revolving Credit Facility" and, together with the 2022 Term Loan Facility, the "2022 Credit Facilities").
The 2022 Term Loan Facility matures on September 7, 2027. We have elected to pay interest on borrowings under the 2022 Term Loan Facility based on the SOFR rate. The interest rate in effect for the 2022 Term Loan Facility as of September 30, 2024 was 6.954% per annum. Due to its variable interest rates, the carrying amount of debt approximates fair value based on the present value of future cash flows using Level 2 inputs.
The 2022 Revolving Credit Facility terminates on September 7, 2027. As of September 30, 2024, the Company had no balance outstanding and $190.0 million of borrowing availability under the 2022 Revolving Credit Facility.
The Company was in compliance with all debt covenants as of September 30, 2024.

9. Leases
The following table presents operating lease costs recorded to cost of services:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Operating lease costs - Cost of services	$5,069	$4,266	$14,188	$12,801
Operating lease costs recorded to selling, general, and administrative expenses were immaterial.
The following table presents the weighted average remaining lease term and weighted average discount rate for the Company's operating leases as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Weighted average remaining lease term	3.4 years	3.5 years
Weighted average discount rate	6.3%	6.3%
The following table presents supplemental cash flow information related to the Company's operating leases:

	Nine months ended September 30,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$14,779	$12,487
ROU assets obtained in exchange for operating lease liabilities	17,724	14,725
The future lease payments on the Company's operating lease liabilities as of September 30, 2024 were as follows:

(in thousands)
2024-remainder of year	$5,322
2025	19,633
2026	13,598
2027	8,449
2028	4,485
Thereafter	3,987
Total lease payments	55,474
Less: imputed interest	(5,681)
Total lease liabilities	$49,793

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
On February 23, 2022, a purported class action lawsuit captioned Lozada v. TaskUs, Inc. et al., No. 22-cv-1479-JPC, was filed in the United States District Court for the Southern District of New York against the Company, our Chief Executive Officer, our President, and our Chief Financial Officer. The complaint alleges that the registration statement filed in connection with the Company’s initial public offering and the Company’s second and third quarter 2021 earnings calls contained materially false and misleading information in violation of the federal securities laws. On October 20, 2022, the Court entered an order appointing Humberto Lozada as lead plaintiff in the lawsuit. On December 16, 2022, lead plaintiff filed an amended complaint, alleging additional misstatements in certain of the Company’s 2021 earnings releases filed on Form 8-K and at an investor conference, and asserting additional securities claims, including against members of TaskUs’s board of directors as well as BCP FC Aggregator L.P. The complaint seeks unspecified damages and an award of costs and expenses, including reasonable attorneys’ fees, as well as equitable relief. We believe that the lawsuit is without merit and intend to defend the lawsuit vigorously. On February 17, 2023, TaskUs and the other named defendants filed a motion to dismiss. On October 16, 2023, the plaintiffs voluntarily dismissed with prejudice certain claims based on certain theories of liability. On January 5, 2024, the Court granted in part and denied in part the defendants' motion to dismiss. Defendants filed an answer to the complaint on February 9, 2024, and an initial pretrial conference was held on February 16, 2024 after which a Case Management Plan and Scheduling Order was entered by the Court on February 20, 2024. Discovery is ongoing. Plaintiffs filed a motion for class certification on May 10, 2024. Briefing on that motion was completed on September 20, 2024 and the motion is currently pending. The Company cannot predict at this point the length of time that this action will be ongoing or the liability, if any, which may arise therefrom.
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

On November 22, 2023, TaskUs was added as an additional defendant in a lawsuit captioned Naeem Seirafi, Edward Baton, Anthony Comilla, Brett Deeney, and Abraham Vilinger, individually and on behalf of all others similarly situated v. Ledger SAS, Shopify (USA) Inc., Shopify Inc., and TaskUs, Inc., No. 21-cv-02470 pending in the United States District Court, Northern District of California. The complaint alleges defendants failed to exercise reasonable care in securing and safeguarding consumer information in connection with a 2020 data breach impacting Ledger cryptocurrency hardware wallets, resulting in the unauthorized public release of approximately 272,000 pieces of detailed personally identifiable information, including Plaintiffs’ and “Class” members’ full names, email addresses, postal addresses, and telephone numbers. The complaint asserts claims against TaskUs for negligence, negligence per se, declaratory and injunctive relief, and for violations of the New York Deceptive Trade Practices Act. The named plaintiffs’ alleged damages of approximately $557,000 and an award of costs and expenses, including reasonable attorneys’ fees, as well as declaratory and injunctive relief, and other damages. On February 5, 2024, TaskUs filed a motion to dismiss. On July 16, 2024, the Court granted in part and denied in part the motion to dismiss. On August 23, 2024, the plaintiffs filed an amended complaint. On September 19, 2024, TaskUs filed a motion to dismiss, which remains pending.
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
11. Stock-Based Compensation
The following table summarizes the stock option, restricted stock unit ("RSU") and performance stock unit ("PSU") activity for the nine months ended September 30, 2024:

	Options		RSUs		PSUs
	Number of options	Weighted - average exercise price	Number of RSUs	Weighted - average grant date fair value	Number of PSUs	Weighted - average grant date fair value
Outstanding at January 1, 2024	7,523,971	$14.19	3,864,319	$23.60	3,373,417	$4.02
Granted	—	$—	2,447,091	$12.53	320,000	$11.58
Exercised or released	(822,122)	$4.02	(1,498,935)	$22.62	—	$—
Forfeited, cancelled or expired	(1,383,040)	$7.02	(332,870)	$19.66	—	$—
Outstanding at September 30, 2024	5,318,809	$17.62	4,479,605	$18.18	3,693,417	$4.67
The following table summarizes the components of stock-based compensation expense recognized for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Cost of services	$560	$687	$1,741	$2,602
Selling, general, and administrative expense	10,038	13,146	30,213	39,735
Total	$10,598	$13,833	$31,954	$42,337
As of September 30, 2024, there was $3.2 million, $32.5 million and $3.6 million of unrecognized compensation expense related to the Company’s unvested stock options, RSUs and PSUs, respectively, that is expected to be recognized over a weighted-average period of 1.0 year, 1.4 years and 1.4 years, respectively. Certain PSUs contain performance conditions, which may result in a different amount of expense recognized over the term of the awards.
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

The Company recorded provision for income taxes of $5.1 million and $4.6 million in the three months ended September 30, 2024 and 2023, respectively. The effective tax rate was 28.6% and 31.8% for the three months ended September 30, 2024 and 2023, respectively.
The Company recorded provision for income taxes of $18.9 million and $17.9 million in the nine months ended September 30, 2024 and 2023, respectively. The effective tax rate was 33.8% and 37.9% for the nine months ended September 30, 2024 and 2023, respectively. The difference between the effective tax rate and the 21% federal statutory rate in the nine months ended September 30, 2024 was primarily due to Global Intangible Low-Taxed Income ("GILTI") inclusion, nondeductible compensation of officers, nondeductible costs and state taxes, partially offset by tax benefits from foreign jurisdictions. The difference between the effective tax rate and the 21% federal statutory rate in the nine months ended September 30, 2023 was primarily due to nondeductible compensation of officers and GILTI inclusion.
13. Earnings Per Share
The Company has Class A common stock and Class B common stock outstanding. Because the only difference between the two classes of common stock are related to voting, transfer and conversion rights, the Company has not presented earnings per share under the two-class method, as earnings per share are the same for both Class A common stock and Class B common stock.
The following table summarizes the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share data)	2024	2023	2024	2023
Numerator:
Net income	$12,699	$9,772	$37,011	$29,413
Denominator:
Weighted-average common shares outstanding – basic	88,978,159	92,480,316	88,701,787	95,522,026
Effect of dilutive securities	3,601,760	1,554,795	3,318,124	2,207,204
Weighted-average common shares outstanding – diluted	92,579,919	94,035,111	92,019,911	97,729,230
Net income per common share:
Basic	$0.14	$0.11	$0.42	$0.31
Diluted	$0.14	$0.10	$0.40	$0.30
The Company excluded 3,195,006 and 3,339,438 potential common stock equivalents from the computation of diluted EPS for the three and nine months ended September 30, 2024, respectively, and 6,487,091 and 5,809,048 potential common stock equivalents from the computation of diluted EPS for the three and nine months ended September 30, 2023, respectively, because the effect would have been anti-dilutive. There were 3,693,417 and 5,208,719 potential common stock equivalents outstanding as of September 30, 2024 and 2023, respectively, with market or performance conditions which were not met at the relevant date, that were excluded from the calculation of diluted EPS.

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
This Quarterly Report includes certain historical consolidated financial and other data for TaskUs, Inc. ("we," "us," "our" or the "Company"). The following discussion provides a narrative of our results of operations and financial condition for the three and nine months ended September 30, 2024 and 2023.
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
2024 Developments
Return to Revenue Growth
During 2024, we have seen some of the challenges and market uncertainty we faced in 2023 begin to subside. Through our continued focus on partnering with our clients and strategic investments we have made in sales and marketing, including our focus on landing enterprise clients and cross-selling our specialized services, we achieved revenue growth of 13.2% during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Given our performance in the nine months ended September 30, 2024, we expect our revenue growth to continue in the remainder of 2024. This acceleration of revenue growth requires additional investments in operations, facilities, hiring and training. Additionally, we have seen an increase in pricing pressure as our clients remain focused on cost reduction and competitors reduce their rates. While we believe we are a premium provider of specialized services, we have and expect to continue to price our services competitively in order to achieve above market growth rates and take share from our competitors. These factors may impact our margins and cash flow.
Recent Financial Highlights
For the three months ended September 30, 2024, we recorded service revenue of $255.3 million, a 13.2% increase from $225.6 million for the three months ended September 30, 2023. For the nine months ended September 30, 2024, we recorded service revenue of $720.7 million, a 4.4% increase from $690.1 million for the nine months ended September 30, 2023.

Net income for the three months ended September 30, 2024 increased to $12.7 million from $9.8 million for the three months ended September 30, 2023. This increase is due primarily to revenue growth, the impact of foreign currency exchange rate changes, including forward contracts not designated as hedging instruments, and interest income. These increases were partially offset by higher cost of services and certain litigation costs. Adjusted Net Income for the three months ended September 30, 2024 increased 14.4% to $34.3 million from $30.0 million for the three months ended September 30, 2023. Adjusted EBITDA for the three months ended September 30, 2024 increased 3.4% to $54.2 million from $52.5 million for the three months ended September 30, 2023. Adjusted Net Income and Adjusted EBITDA are non-GAAP financial measures. For definitions and reconciliations to net income, the most directly comparable measure in accordance with GAAP, see "Non-GAAP Financial Measures."

Net income for the nine months ended September 30, 2024 increased to $37.0 million from $29.4 million for the nine months ended September 30, 2023. This increase is due primarily to revenue growth, lower stock-based compensation expense, earn-out consideration and severance, as well as higher interest income. These increases were partially offset by higher cost of services, certain litigation costs and bonus expense, associated with higher company performance. Adjusted Net Income for the nine months ended September 30, 2024 decreased 4.4% to $90.2 million from $94.3 million for the nine months ended September 30, 2023. Adjusted EBITDA for the nine months ended September 30, 2024 decreased 3.5% to $156.1 million from $161.8 million for the nine months ended September 30, 2023.
Our operating results in any period are not necessarily indicative of the results that may be expected for any future period.
Results of Operations
Comparison of the Three Months Ended September 30, 2024 and 2023
The following tables set forth certain historical consolidated financial information for the three months ended September 30, 2024 and 2023:

	Three months ended September 30,		Period over Period Change
(in thousands, except %)	2024	2023	($)	(%)
Service revenue	$255,345	$225,626	$29,719	13.2%
Operating expenses:
Cost of services	153,765	130,139	23,626	18.2%
Selling, general, and administrative expense	62,650	57,114	5,536	9.7%
Depreciation	9,758	9,762	(4)	—%
Amortization of intangible assets	4,988	5,027	(39)	(0.8)%
Loss (gain) on disposal of assets	(10)	640	(650)	NM
Total operating expenses	231,151	202,682	28,469	14.0%
Operating income	24,194	22,944	1,250	5.4%
Other expense, net	898	2,895	(1,997)	(69.0)%
Financing expenses	5,504	5,712	(208)	(3.6)%
Income before income taxes	17,792	14,337	3,455	24.1%
Provision for income taxes	5,093	4,565	528	11.6%
Net income	$12,699	$9,772	$2,927	30.0%
NM = not meaningful
Service revenue
Service revenue by service offering
The following table presents the breakdown of our service revenue by service offering for each period:

	Three months ended September 30,		Period over Period Change
(in thousands, except %)	2024	2023	($)	(%)
Digital Customer Experience	$155,170	$145,952	$9,218	6.3%
Trust and Safety	63,676	48,687	14,989	30.8%
AI Services	36,499	30,987	5,512	17.8%
Service revenue	$255,345	$225,626	$29,719	13.2%

Digital Customer Experience was primarily driven by an increase from new clients in FinTech, HealthTech and Professional Services + Industry, as well as existing clients in FinTech. These increases were partially offset by decreases from existing clients in HealthTech and On Demand Travel + Transportation.
Trust and Safety was primarily driven by an increase from existing clients in Social Media and FinTech. These increases were partially offset by decreases from existing clients in On Demand Travel + Transportation.
AI Services was primarily driven by an increase from existing clients in Social Media, as well as new clients in Professional Services + Industry.
Service revenue by delivery geography
We deliver our services from multiple locations around the world; however, the majority of our service revenues are derived from contracts that require payment in United States dollars, regardless of whether the clients are located in the United States.
The following table presents the breakdown of our service revenue by geographical location, based on where the services are provided, for each period:

	Three months ended September 30,		Period over Period Change
(in thousands, except %)	2024	2023	($)	(%)
Philippines	$143,300	$126,419	$16,881	13.4%
United States	31,238	32,421	(1,183)	(3.6)%
India	31,088	29,379	1,709	5.8%
Rest of World	49,719	37,407	12,312	32.9%
Service revenue	$255,345	$225,626	$29,719	13.2%
Philippines: Trust and Safety contributed 6.9% of the total increase primarily driven by clients in Social Media and FinTech. Digital Customer Experience contributed 5.8% of the total increase primarily driven by clients in FinTech and Entertainment + Gaming. AI Services contributed 0.7% of the total increase primarily driven by clients in On Demand Travel + Transportation.
United States: Digital Customer Experience contributed 15.5% of the total decrease primarily driven by clients in Entertainment + Gaming, Technology and On Demand Travel + Transportation. The decrease was partially offset by a 7.6% increase contributed by AI Services and a 4.3% increase contributed by Trust and Safety, primarily driven by clients in Social Media.
India: AI Services contributed 6.1% of the total increase primarily driven by clients in Social Media and Professional Services + Industry. Trust and Safety contributed 2.9% of the total increase primarily driven by clients in Social Media. The increase was partially offset by a 3.2% decrease contributed by Digital Customer Experience, primarily driven by clients in On Demand Travel + Transportation and FinTech, partially offset by clients in Retail + E Commerce.
Rest of World: Digital Customer Experience contributed 21.2% of the total increase primarily driven by clients in FinTech, Professional Services + Industry and On Demand Travel + Transportation. Trust and Safety contributed 10.8% of the total increase, primarily driven by clients in Social Media and FinTech. AI Services contributed 0.9% of the total increase. Growth in the Rest of World was led by Latin America and Europe.
Operating expenses
Cost of services
The increase was primarily driven by higher personnel costs of $17.4 million associated with increased headcount. The remaining increase included facilities and recruiting costs associated with site expansion and increasing headcount associated with accelerating growth.
Selling, general, and administrative expense
The increase was primarily driven by certain litigation costs of $4.4 million, which we expect to continue in future periods. The remaining increase includes higher personnel costs of $0.5 million, due primarily to an increase in headcount and bonus expense, associated with higher company performance, mostly offset by a reduction in stock-based compensation expense of $3.1 million.

Loss (gain) on disposal of assets
Loss on disposal of assets for the three months ended September 30, 2023 was associated with optimizing our footprint in the United States.
Other expense, net
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
Financing expenses
Changes in financing expense are primarily driven by payments on long-term debt and the rate of SOFR used to calculate the interest rate of our debt.
Provision for income taxes
The effective tax rate for the three months ended September 30, 2024 and 2023 was 28.6% and 31.8%, respectively. Costs related to the issuance of stock-based compensation and litigation costs within the provision for income taxes calculation are adjusted for Non-GAAP purposes. If those costs are removed, the provision for income taxes would have been $6.1 million and $7.5 million and the effective tax rate would have been 18.6% and 26.5% for the three months ended September 30, 2024 and 2023, respectively.
Comparison of the Nine Months Ended September 30, 2024 and 2023
The following tables set forth certain historical consolidated financial information for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,		Period over Period Change
(in thousands, except %)	2024	2023	($)	(%)
Service revenue	$720,743	$690,101	$30,642	4.4%
Operating expenses:
Cost of services	433,052	401,455	31,597	7.9%
Selling, general, and administrative expense	171,830	179,583	(7,753)	(4.3)%
Depreciation	30,525	29,502	1,023	3.5%
Amortization of intangible assets	14,955	15,276	(321)	(2.1)%
Loss (gain) on disposal of assets	(93)	772	(865)	NM
Total operating expenses	650,269	626,588	23,681	3.8%
Operating income	70,474	63,513	6,961	11.0%
Other expense (income), net	(2,007)	34	(2,041)	NM
Financing expenses	16,532	16,141	391	2.4%
Income before income taxes	55,949	47,338	8,611	18.2%
Provision for income taxes	18,938	17,925	1,013	5.7%
Net income	$37,011	$29,413	$7,598	25.8%
NM = not meaningful
Service revenue
Service revenue by service offering
The following table presents the breakdown of our service revenue by service offering for each period:

	Nine months ended September 30,		Period over Period Change
(in thousands, except %)	2024	2023	($)	(%)
Digital Customer Experience	$447,013	$454,004	$(6,991)	(1.5)%
Trust and Safety	178,014	134,494	43,520	32.4%
AI Services	95,716	101,603	(5,887)	(5.8)%
Service revenue	$720,743	$690,101	$30,642	4.4%

Digital Customer Experience was primarily driven by a decrease from existing clients in On Demand Travel + Transportation, Entertainment + Gaming, HealthTech and Social Media. These decreases were partially offset by an increase from existing clients in FinTech, as well as new clients in FinTech, Professional Services + Industry, HealthTech and On Demand Travel + Transportation.
Trust and Safety was primarily driven by an increase from existing clients in Social Media, FinTech and On Demand Travel + Transportation.
AI Services was primarily driven by a decrease from existing clients in Social Media and On Demand Travel + Transportation, partially offset by an increase from new clients in Professional Services + Industry and Technology, as well as existing clients in Technology.
Service revenue by delivery geography
We deliver our services from multiple locations around the world; however, the majority of our service revenues are derived from contracts that require payment in United States dollars, regardless of whether the clients are located in the United States.
The following table presents the breakdown of our service revenue by geographical location, based on where the services are provided, for each period:

	Nine months ended September 30,		Period over Period Change
(in thousands, except %)	2024	2023	($)	(%)
Philippines	$412,821	$380,539	$32,282	8.5%
United States	82,095	116,318	(34,223)	(29.4)%
India	89,465	86,617	2,848	3.3%
Rest of World	136,362	106,627	29,735	27.9%
Service revenue	$720,743	$690,101	$30,642	4.4%
Philippines: Trust and Safety contributed 6.8% of the total increase primarily driven by clients in Social Media and FinTech. Digital Customer Experience contributed 3.1% of the total increase primarily driven by clients in FinTech. The increase was partially offset by a 1.4% decrease contributed by AI Services, primarily driven by clients in Social Media, partially offset by clients in Technology.
United States: Digital Customer Experience contributed 27.9% of the total decrease primarily driven by clients in On Demand Travel + Transportation, Entertainment + Gaming, Social Media, HealthTech and Technology. AI Services contributed 2.7% of the total decrease primarily driven by clients in On Demand Travel + Transportation, partially offset by clients in Social Media. The decrease was partially offset by a 1.2% increase contributed by Trust and Safety, primarily driven by clients in On Demand Travel + Transportation.
India: Trust and Safety contributed 10.1% of the total increase primarily driven by clients in Social Media and On Demand Travel + Transportation. AI Services contributed 2.2% of the total increase primarily driven by clients in Professional Services + Industry. The increase was partially offset by a 9.0% decrease contributed by Digital Customer Experience, primarily driven by clients in On Demand Travel + Transportation, partially offset by clients in Retail + E-Commerce.
Rest of World: Digital Customer Experience contributed 20.2% of the total increase primarily driven by clients in FinTech, On Demand Travel + Transportation and Professional Services + Industry. Trust and Safety contributed 7.2% of the total increase primarily driven by clients in FinTech and Social Media. AI Services contributed 0.5% of the total increase. Growth in the Rest of World was led by Latin America and Asia.
Operating expenses
Cost of services
The increase was primarily driven by higher personnel costs of $21.4 million associated with increased headcount. The remaining increase included facilities and recruiting costs associated with site expansion and increasing headcount to prepare for accelerating growth.
Selling, general, and administrative expense
The decrease was primarily driven by lower personnel costs of $11.9 million, due primarily to a reduction in stock-based compensation expense of $9.5 million, earn-out compensation of $7.9 million and severance costs of $1.1 million, partially offset by an increase in headcount and bonus expense, associated with higher company performance. The remaining decrease included lower insurance expense based on renegotiated rates. These decreases were partially offset by certain litigation costs of $7.0 million, which we expect to continue in future periods.

Depreciation
The increase in depreciation is a result of capital expenditures for leasehold improvements, furniture and fixtures and other office equipment associated with site expansions. These increases were mostly offset by a reduction in the pace of technology and computers purchases associated with certain employees returning to the office driving higher utilization of equipment.
Loss (gain) on disposal of assets
Loss on disposal of assets for the nine months ended September 30, 2023 was associated with optimizing our footprint in the United States.
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
Financing expenses
Changes in financing expense are primarily driven by payments on long-term debt and the rate of SOFR used to calculate the interest rate of our debt.
Provision for income taxes
The effective tax rate for the nine months ended September 30, 2024 and 2023 was 33.8% and 37.9%, respectively. Costs related to the issuance of stock-based compensation, the acquisition of heloo, litigation costs and severance within the provision for income taxes calculation are adjusted for Non-GAAP purposes. If those costs are removed, the provision for income taxes would have been $22.8 million and $22.9 million and the effective tax rate would have been 23.7% and 23.0% for the nine months ended September 30, 2024 and 2023, respectively.
Revenue by Top Clients
The table below sets forth the percentage of our total service revenue derived from our largest clients for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Top ten clients	56%	55%	56%	55%
Top twenty clients	68%	67%	68%	69%
Many of our clients are part of the rapidly growing digital economy and they rely on our suite of digital solutions to drive their continued success. For our existing clients, we benefit from our ability to grow as they grow and to cross sell new solutions, further deepening our entrenchment.
For the three months ended September 30, 2024 and 2023, we generated 23% and 19%, respectively, of our service revenue from our largest client. For the nine months ended September 30, 2024 and 2023, we generated 21% and 19%, respectively, of our service revenue from our largest client.
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
The following table reconciles net income, the most directly comparable GAAP measure, to Adjusted Net Income for the three months ended September 30, 2024 and 2023:

	Three months ended September 30,		Period over Period Change
(in thousands, except %)	2024	2023	($)	(%)
Net income	$12,699	$9,772	$2,927	30.0%
Amortization of intangible assets	4,988	5,027	(39)	(0.8)%
Earn-out consideration(1)	—	(53)	53	(100.0)%
Foreign currency losses(2)	2,490	3,494	(1,004)	(28.7)%
Loss (gain) on disposal of assets	(10)	640	(650)	NM
Severance costs(3)	—	60	(60)	(100.0)%
Litigation costs(4)	4,412	—	4,412	100.0%
Stock-based compensation expense(5)	10,742	13,946	(3,204)	(23.0)%
Tax impacts of adjustments(6)	(1,044)	(2,925)	1,881	(64.3)%
Adjusted Net Income	$34,277	$29,961	$4,316	14.4%
Net Income Margin(7)	5.0%	4.3%
Adjusted Net Income Margin(7)	13.4%	13.3%
NM = not meaningful
(1) Represents earn-out consideration recognized as compensation expense related to the acquisition of heloo.
(2) Realized and unrealized foreign currency losses include the effect of fair market value changes of forward contracts not designated as hedging instruments and remeasurement of U.S. dollar-denominated accounts to foreign currency.
(3) Represents severance payments as a result of certain cost optimization measures we undertook during the period to restructure support roles.
(4) Represents only those litigation costs that are considered non-recurring and outside of the ordinary course of business.
(5) Represents stock-based compensation expense, as well as associated payroll tax.
(6) Represents tax impacts of adjustments to net income which resulted in a tax benefit during the period, including stock-based compensation expense and litigation costs. After these adjustments, we applied a non-GAAP effective tax rate of 18.6% and 26.5% for the three months ended September 30, 2024 and 2023, respectively, to non-GAAP income before income taxes.
(7) Net Income Margin represents net income divided by service revenue and Adjusted Net Income Margin represents Adjusted Net Income divided by service revenue.

The following table reconciles net income, the most directly comparable GAAP measure, to Adjusted Net Income for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,		Period over Period Change
(in thousands, except %)	2024	2023	($)	(%)
Net income	$37,011	$29,413	$7,598	25.8%
Amortization of intangible assets	14,955	15,276	(321)	(2.1)%
Transaction costs(1)	—	245	(245)	(100.0)%
Earn-out consideration(2)	—	7,863	(7,863)	(100.0)%
Foreign currency losses(3)	2,192	1,316	876	66.6%
Loss (gain) on disposal of assets	(93)	772	(865)	NM
Severance costs(4)	487	1,628	(1,141)	(70.1)%
Litigation costs(5)	7,030	—	7,030	100.0%
Stock-based compensation expense(6)	32,434	42,725	(10,291)	(24.1)%
Tax impacts of adjustments(7)	(3,832)	(4,944)	1,112	(22.5)%
Adjusted Net Income	$90,184	$94,294	$(4,110)	(4.4)%
Net Income Margin(8)	5.1%	4.3%
Adjusted Net Income Margin(8)	12.5%	13.7%
NM = not meaningful
(1) Represents professional service fees related to non-recurring transactions.
(2) Represents earn-out consideration recognized as compensation expense related to the acquisition of heloo.
(3) Realized and unrealized foreign currency losses include the effect of fair market value changes of forward contracts not designated as hedging instruments and remeasurement of U.S. dollar-denominated accounts to foreign currency.
(4) Represents severance payments as a result of certain cost optimization measures we undertook during the period to restructure support roles.
(5) Represents only those litigation costs that are considered non-recurring and outside of the ordinary course of business.
(6) Represents stock-based compensation expense, as well as associated payroll tax.
(7) Represents tax impacts of adjustments to net income which resulted in a tax benefit during the period, including stock-based compensation expense, earn-out consideration, litigation costs and severance. After these adjustments, we applied a non-GAAP effective tax rate of 23.7% and 23.0% for the nine months ended September 30, 2024 and 2023, respectively, to non-GAAP income before income taxes.
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
The following table reconciles GAAP diluted EPS, the most directly comparable GAAP measure, to Adjusted EPS for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
GAAP diluted EPS	$0.14	$0.10	$0.40	$0.30
Per share adjustments to net income(1)	0.23	0.22	0.58	0.66
Adjusted EPS	$0.37	$0.32	$0.98	$0.96

Weighted-average common shares outstanding – diluted	92,579,919	94,035,111	92,019,911	97,729,230
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
The following table reconciles net income, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the three months ended September 30, 2024 and 2023:

	Three months ended September 30,		Period over Period Change
(in thousands, except %)	2024	2023	($)	(%)
Net income	$12,699	$9,772	$2,927	30.0%
Provision for income taxes	5,093	4,565	528	11.6%
Financing expenses	5,504	5,712	(208)	(3.6)%
Depreciation	9,758	9,762	(4)	—%
Amortization of intangible assets	4,988	5,027	(39)	(0.8)%
EBITDA	$38,042	$34,838	$3,204	9.2%
Earn-out consideration(1)	—	(53)	53	(100.0)%
Foreign currency losses(2)	2,490	3,494	(1,004)	(28.7)%
Loss (gain) on disposal of assets	(10)	640	(650)	NM
Severance costs(3)	—	60	(60)	(100.0)%
Litigation costs(4)	4,412	—	4,412	100.0%
Stock-based compensation expense(5)	10,742	13,946	(3,204)	(23.0)%
Interest income(6)	(1,461)	(473)	(988)	208.9%
Adjusted EBITDA	$54,215	$52,452	$1,763	3.4%
Net Income Margin(7)	5.0%	4.3%
Adjusted EBITDA Margin(7)	21.2%	23.2%
NM = not meaningful
(1) Represents earn-out consideration recognized as compensation expense related to the acquisition of heloo.
(2) Realized and unrealized foreign currency losses include the effect of fair market value changes of forward contracts not designated as hedging instruments and remeasurement of U.S. dollar-denominated accounts to foreign currency.
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

The following table reconciles net income, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,		Period over Period Change
(in thousands, except %)	2024	2023	($)	(%)
Net income	$37,011	$29,413	$7,598	25.8%
Provision for income taxes	18,938	17,925	1,013	5.7%
Financing expenses	16,532	16,141	391	2.4%
Depreciation	30,525	29,502	1,023	3.5%
Amortization of intangible assets	14,955	15,276	(321)	(2.1)%
EBITDA	$117,961	$108,257	$9,704	9.0%
Transaction costs(1)	—	245	(245)	(100.0)%
Earn-out consideration(2)	—	7,863	(7,863)	(100.0)%
Foreign currency losses(3)	2,192	1,316	876	66.6%
Loss (gain) on disposal of assets	(93)	772	(865)	NM
Severance costs(4)	487	1,628	(1,141)	(70.1)%
Litigation costs(5)	7,030	—	7,030	100.0%
Stock-based compensation expense(6)	32,434	42,725	(10,291)	(24.1)%
Interest income(7)	$(3,939)	$(1,025)	(2,914)	284.3%
Adjusted EBITDA	$156,072	$161,781	$(5,709)	(3.5)%
Net Income Margin(8)	5.1%	4.3%
Adjusted EBITDA Margin(8)	21.7%	23.4%
NM = not meaningful
(1) Represents professional service fees related to non-recurring transactions.
(2) Represents earn-out consideration recognized as compensation expense related to the acquisition of heloo.
(3) Realized and unrealized foreign currency losses include the effect of fair market value changes of forward contracts not designated as hedging instruments and remeasurement of U.S. dollar-denominated accounts to foreign currency.
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
The following table reconciles net cash provided by operating activities, the most directly comparable GAAP measure, to Free Cash Flow for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,
	2024	2023
Net cash provided by operating activities	$98,230	$103,895
Purchase of property and equipment	(18,821)	(22,904)
Free Cash Flow	$79,409	$80,991
Conversion of Adjusted EBITDA to Free Cash Flow(1)	50.9%	50.1%
(1) Conversion of Adjusted EBITDA to Free Cash Flow represents Free Cash Flow divided by Adjusted EBITDA.

Liquidity and Capital Resources
As of September 30, 2024, our principal sources of liquidity were cash and cash equivalents totaling $180.4 million, which were held for working capital purposes, as well as the borrowing availability under the 2022 Revolving Credit Facility of $190.0 million.
As of September 30, 2024, our total indebtedness, net of debt financing fees was $259.4 million. The interest rate in effect for the 2022 Term Loan Facility as of September 30, 2024 was 6.954% per annum. We were in compliance with all debt covenants as of September 30, 2024. See Note 8, "Long-Term Debt" in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our debt.
During the nine months ended September 30, 2024, we repurchased 1,343,154 shares of our Class A common stock under the share repurchase program for $15.4 million, which we funded principally with available cash. As of September 30, 2024, $41.8 million remained available for share repurchases under our share repurchase program. For additional information about our share repurchase program, see Part II, Item 2., "Unregistered Sales of Equity Securities and Use of Proceeds—Issuer Purchases of Equity Securities" in this Quarterly Report.
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
Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated:

	Nine months ended September 30,
(in thousands)	2024	2023
Net cash provided by operating activities	$98,230	$103,895
Net cash used in investing activities	(18,821)	(23,904)
Net cash used in financing activities	(21,254)	(96,334)
Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2024 was $98.2 million compared to net cash provided by operating activities of $103.9 million for the nine months ended September 30, 2023. Net cash provided by operating activities for the nine months ended September 30, 2024 reflects net income of $37.0 million and the add back for non-cash charges totaling $75.8 million, partially offset by changes in operating assets and liabilities of $14.6 million. Non-cash charges primarily consisted of $32.0 million in stock-based compensation expense, $30.5 million of depreciation and $15.0 million of amortization related to intangibles. Net cash provided by operating activities for the nine months ended September 30, 2023 reflects net income of $29.4 million, as well as the add back for non-cash charges totaling $94.1 million, partially offset by changes in operating assets and liabilities of $19.6 million. Non-cash charges primarily consisted of $42.3 million in stock-based compensation expense, $29.5 million of depreciation and $15.3 million of amortization related to intangibles.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2024 was $18.8 million compared to net cash used in investing activities of $23.9 million for the nine months ended September 30, 2023. Purchase of property and equipment decreased primarily due to lower site build-out costs.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2024 was $21.3 million compared to net cash used by financing activities of $96.3 million for the nine months ended September 30, 2023. The decrease was due primarily to lower payments to acquire shares under our share repurchase program.
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
Foreign Currency Risk
Our exposure to market risk arises principally from exchange rate risk. Although substantially all of our revenues are denominated in U.S. dollars, a substantial portion of our expenses were incurred and paid in the Philippine peso, Indian rupee, Mexican peso, and the Colombian peso, in the nine months ended September 30, 2024 and 2023. We also incur expenses in U.S. dollars, and currencies of the other countries in which we have operations. The exchange rates among the Philippine peso, Indian rupee, Mexican peso, Colombian peso and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future.
The following table presents a summary of foreign currency exchange rates and changes for the periods indicated:

	Philippine Peso	Indian Rupee	Mexican Peso	Colombian Peso
Average exchange rate against the U.S. dollar
Nine months ended September 30, 2024	56.99	83.41	17.72	3,979.96
Nine months ended September 30, 2023	55.48	82.35	17.81	4,411.48
Depreciation (appreciation)	2.7%	1.3%	(0.5)%	(9.8)%
Based on our level of operations during the nine months ended September 30, 2024, and excluding any forward contract arrangements that we had in place during that period, a 10% appreciation (depreciation) of each foreign currency against the U.S. dollar would have increased (decreased) our expenses incurred and paid in that foreign currency as follows:

(in thousands)	Philippine Peso	Indian Rupee	Mexican Peso	Colombian Peso
10% appreciation	$29,690	$7,665	$3,290	$4,946
10% depreciation	$(24,292)	$(6,271)	$(2,692)	$(4,046)
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
These contracts must be settled on the day of maturity or may be canceled subject to the receipts or payments of any gains or losses, respectively, equal to the difference between the contract exchange rate and the market exchange rate on the date of cancellation. We do not enter into foreign currency forward contracts for speculative or trading purposes. These derivative instruments do not subject us to material balance sheet risk due to exchange rate movements because gains and losses on the settlement of these derivatives are intended to offset payment for the transactions being hedged.
See Note 5, "Forward Contracts" in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our forward contracts.
Interest Rate Risk
Our exposure to market risk is influenced by the changes in interest rates paid on any outstanding balance on our borrowings, mainly under our 2022 Credit Facilities. All of our borrowings outstanding under the 2022 Credit Facilities as of September 30, 2024 accrue interest at SOFR plus 2.25%. As of September 30, 2024 our total principal balance outstanding was $260.5 million and the interest rate in effect was 6.954% per annum. Based on the outstanding balances and interest rates under the 2022 Credit Facilities as of September 30, 2024, a hypothetical 10% increase or decrease in SOFR would cause an increase or decrease in interest expense of approximately $1.2 million over the next 12 months.

Credit Risk
As of September 30, 2024, we had accounts receivable, net of allowance for credit losses, of $200.8 million, of which $48.5 million was owed by one of our clients. Collectively, this client represented approximately 24% of our gross accounts receivable as of September 30, 2024.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, the design and operation of the our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
During the three months ended September 30, 2024, our purchases of Class A common stock were as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2024 through July 31, 2024	—	$—	—	$—
August 1, 2024 through August 31, 2024	—	—	—	—
September 1, 2024 through September 30, 2024	32,987	11.98	32,987	41,819
Total	32,987	$11.98	32,987
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
Rule 10b5-1 Trading Arrangements
On September 13, 2024, Steven Amaya, our Chief Accounting Officer and Treasurer, adopted a Rule 10b5-1 trading arrangement (the “Amaya 10b5-1 Plan”), which provides for the potential sale of up to 244,687 shares of the Company’s Class A Common Stock, including shares obtained from the exercise of vested stock options and the vesting of restricted stock units (subject to reduction for any shares withheld to satisfy tax withholding obligations). The Amaya 10b5-1 Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and unless otherwise terminated pursuant to its terms, provides for sales from December 13, 2024 to December 31, 2025 or an earlier date on which all shares thereunder are sold.

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

TASKUS, INC.
(Registrant)

Date:	November 7, 2024	By:	/s/ Balaji Sekar
Balaji Sekar
Chief Financial Officer
(Principal Financial Officer)
(Authorized Signatory)

Date:	November 7, 2024	By:	/s/ Steven Amaya
Steven Amaya
Chief Accounting Officer and Treasurer
(Principal Accounting Officer)