Form 10-K
period 2024-12-31
TaskUs, Inc.
filed 2025-03-06
CIK 1829864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________to______________
Commission file number 001-40482
TaskUs, Inc.
(Exact name of registrant as specified in its charter)

Delaware	83-1586636
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1650 Independence Drive, Suite 100 New Braunfels, Texas	78132
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (888) 400-8275
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	TASK	The Nasdaq Stock Market LLC
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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $222.6 million, based on the closing price reported on such date as reported by the Nasdaq Stock Market LLC.
As of February 27, 2025, the registrant had 19,964,102 shares of Class A common stock and 70,032,694 shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders are incorporated herein by references in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2024.

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
Summary Risk Factors
An investment in shares of our Class A common stock involves substantial risks and uncertainties that may materially adversely affect our business, financial condition and results of operations and cash flows. Some of the more significant challenges and risks relating to an investment in our Class A common stock include, among other things, the following:
•Our business is dependent on key clients, and the loss of a key client could have an adverse effect on our business, financial condition or results of operations.
•Our clients may terminate contracts before completion or choose not to renew contracts and a loss of business or non-payment from clients could materially affect our results of operations.
•We may fail to cost-effectively acquire and retain new clients, which would adversely affect our business, financial condition or results of operations.
•If we provide inadequate service or cause disruptions in our clients’ businesses, or if we fail to comply with the quality standards required by our clients under our agreements, it could result in significant costs to us, the loss of our clients and damage to our corporate reputation.
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
•Trust + Safety, including content moderation and monitoring services, is a large and growing portion of our business. The long term impacts on the mental health and well-being of our employees doing this work are unknown. This work may lead to stress disorders and may create liabilities for us. This work is also subject to significant press and regulatory scrutiny. As a result, we may be subject to negative publicity or liability, or face difficulties recruiting and retaining employees, any of which could have an adverse effect on our reputation, business, financial condition or results of operations.
•Our failure to detect and deter criminal or fraudulent activities or other misconduct by our employees, or third parties such as contractors and consultants that may have access to our data, could result in loss of trust from our clients and negative publicity, which would have an adverse effect on our business, financial condition or results of operations.
•Global economic and political conditions, especially in the social media and meal delivery and transport industries from which we generate significant revenue, could adversely affect our business, financial condition, results of operations or prospects.
•Our business is heavily dependent upon our international operations, particularly in the Philippines and India, and any disruption to those operations would adversely affect us.
•Our business is subject to a variety of state, federal and international laws, including those related to data privacy and security, and we or our clients may be subject to regulations related to the processing of certain types of personal and sensitive information. These laws impose strict requirements on the collection, storage and sharing of personal and sensitive data. Non-compliance by us or our clients could result in legal consequences, including fines, penalties and reputational damage. Additionally, breaches of regulatory requirements could result in litigation, increased scrutiny from regulatory bodies, and loss of customer trust, all of which may adversely affect our business, financial condition, operational results and long-term prospects.
•Fluctuations against the U.S. dollar in the local currencies in the countries in which we operate could have a material effect on our business, financial condition or results of operations.
•Our business depends on a strong brand and corporate reputation, and if we are not able to maintain and enhance our brand, our ability to maintain and expand our client base will be impaired and our business, financial condition and results of operations will be adversely affected.
•Pricing pressure may reduce our revenue or gross profits and adversely affect our business, financial condition or results of operations.
•Our business, financial condition and results of operations have been, and could in the future be, adversely affected by volatile, unfavorable or uncertain economic and political conditions, particularly in the markets in which our clients and operations are concentrated, and the effects of these conditions on our clients’ businesses.
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
•We may face difficulties as we expand our operations into countries or industries in which we have no prior operating experience and in which we may be subject to increased business, economic and regulatory risks that could impact our business, financial condition or results of operations.
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

Website and Social Media Disclosure
We use our website (www.taskus.com) and our social media outlets, such as Facebook, Instagram, LinkedIn, YouTube, and X (formerly known as Twitter) as channels of distribution of Company information. The information we post through these channels may be deemed material. Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s website at ir.taskus.com, its Facebook page at facebook.com/TaskUs/, its Instagram page at instagram.com/taskus/, its LinkedIn page at linkedin.com/company/taskus/, its YouTube account at youtube.com/c/Taskus/, and its X account at twitter.com/taskus. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the “Shareholder Resources—Email Alerts” section of our investor relations website at ir.taskus.com. The contents of our website and social media channels are not, however, a part of this Annual Report.
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

Certain Definitions
As used in this Annual Report, unless otherwise noted or the context requires otherwise:
•“Client Net Promoter Score” or “cNPS” refers to a percentage, expressed as a numerical value from -100 to 100, to gauge client satisfaction based on our internal client satisfaction survey, using the question “How likely are you to recommend TaskUs to a friend or a colleague?” on a 0 to 10 scale. Responses of nine or ten are considered “promoters” and responses of six or less are considered “detractors.” The percentage of respondents who are detractors is subtracted from the percentage of respondents who are promoters, and the resulting percentage is the Client Net Promoter Score. cNPS for a given period reflects all client satisfaction survey responses received during that period. TaskUs generally runs its cNPS survey approximately every six months.
•“Co-Founders” refers to our co-founders: Bryce Maddock, our Chief Executive Officer and the Chairperson of our board of directors; and Jaspar Weir, our President and a member of our board of directors.
•“Employee Net Promoter Score” or “eNPS” refers to a percentage, expressed as a numerical value from -100 to 100, to gauge employee satisfaction based on our internal employee satisfaction survey, using the question “How likely are you to recommend TaskUs to a friend or colleague?” on a 0 to 10 scale. Responses of nine or ten are considered “promoters” and responses of six or less are considered “detractors.” The percentage of respondents who are detractors is subtracted from the percentage of respondents who are promoters, and the resulting percentage is the Employee Net Promoter Score. eNPS for a given period reflects all employee satisfaction survey responses received during that period. TaskUs generally runs its eNPS survey approximately every six months.
•“Headcount” refers to the total number of TaskUs teammates globally as of the end of a given measurement period, including contractor and agency teammates who support our Croatian and Serbian operations.
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

Part I
Item 1. Business
Overview
We are a provider of outsourced digital services and next-generation customer experience to the world’s most innovative companies, helping our clients represent, protect and grow their brands. We serve our clients by supporting their end customers’ urgent needs, helping them navigate an increasingly-complex compliance landscape, handling sensitive tasks, including online content moderation, and enabling artificial intelligence technology and automation. As of December 31, 2024, we supported approximately 200 clients spanning established and emerging industry sectors, including social media, e-commerce, gaming, streaming media, food delivery and ride-sharing, technology, financial services, and healthcare.
Our global, omnichannel delivery model is focused on providing our clients with three key services – Digital Customer Experience (“Digital CX”), Trust + Safety and Artificial Intelligence (“AI”) Services.
Our delivery model is tailored to meet the needs of modern businesses and digital re-inventors. Our cloud-based technology infrastructure is designed to enable us to set up and scale operations quickly and seamlessly while allowing clients to rely on us to optimize delivery across many of their core business and administrative processes. In combination with well-trained human talent, we use data science, process automation and transformation, and generative AI to achieve technology-driven efficiency gains and improved business outcomes.
We believe our distinctive culture, which prioritizes investments in our frontline employees’ training, well-being, and financial success, helps us attract, develop, and retain talent while differentiating our services to better serve our clients. As we expand globally, we strive to champion our vision of operational excellence through an employee-centric culture everywhere we operate. As of December 31, 2024, our worldwide Headcount totaled approximately 59,000 people across 28 sites in 12 countries capable of delivering services in more than 30 languages.
Solutions and Services
The TaskUs platform is purpose-built and organized around three service offerings: Digital Customer Experience, Trust + Safety and Artificial Intelligence Services. For the fiscal year ended December 31, 2024, Digital Customer Experience, Trust + Safety and Artificial Intelligence Services represented 61%, 25% and 14%, respectively, of our total service revenue of $995.0 million compared to 66%, 20% and 14%, respectively, of our total service revenue of $924.4 million for the year ended December 31, 2023.
We aim to bolster our portfolio of highly complementary service capabilities by integrating consultative expertise, process automation, and technology that further expand our value proposition to clients. This may include evaluating M&A opportunities to expand into higher value, specialized services, gain vertical market expertise, or acquire additional capabilities and technologies.
Digital Customer Experience
Our digitally native service offerings enable us to utilize lower-cost non-voice channels. We leverage chat, social, in-app support, SMS, and in-platform solutions and apply an “automation first” mentality to our client engagements. In 2024, 79% of our Digital CX revenues were generated from non-voice, digital channels or omni-channel services, while the remaining 21% were generated purely from voice channels; even our pure voice work is supported by cloud-based and generative AI infrastructure.
Our Digital Customer Experience solutions include:
Omnichannel Customer Care: Protecting and maintaining our clients’ brands makes up a significant portion of our Digital CX services. We differentiate our performance with our focus on driving efficiency, based on frontline insights and advanced analytics, and our culture of employee engagement which enhances the customer experience they provide.
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
Sales and Customer Acquisition: TaskUs supports outbound sales, lead research, lead generation, appointment setting, new customer outreach and activation, retention, and advanced customer conversion from free and low cost subscription/product offerings to offerings of higher value and profitability. Our expertise in this space earned us recognition in January 2025 as a Major Contender in the Everest Group’s Sales Services PEAK Matrix® Assessment 2024.

TaskUs Digital CX Consulting: TaskUs provides a suite of services to our clients that need assistance designing their customer experience programs and optimizing their operating environments, including Digital CX strategy, operational excellence and technology assessment and recommendations.
Trust + Safety
Government regulations and cultural norms require online platforms to maintain increasingly distinct content policies in different geographies, which are dynamically updated in response to the latest threats and evolving bad actor behavior. Our Trust + Safety teams partner with clients to apply best practices to policy development and distribution, product design, quality, and training. TaskUs was recognized as a Leader in the Everest Group’s Trust and Safety Services PEAK Matrix® Assessment 2024 and its Financial Crime and Compliance (FCC) PEAK Matrix® Assessment 2024.
Trust + Safety consists of two primary areas of service: Content Moderation and Financial Crimes + Compliance (formerly known as Risk and Response).
Content Moderation
Content Moderation pertains to the process of monitoring, reviewing and managing user and advertiser-generated content on online platforms to ensure it complies with community guidelines, legal regulations, and platform-specific policies. Our Content Moderation solutions help our clients create an appropriate environment for their end users while helping mitigate risks such as abuse, fraud, intellectual property violations and exploitation. We may rely on certain technology to remove content commonly understood or defined by our client’s policies to be objectionable; however, due to increasingly complex policies, decisions are often ambiguous. Our Content Moderation experts possess deep domain knowledge, as well as broad cultural and market expertise, which helps them discern context, parse novel slang, and identify content that has been modified to intentionally avoid detection.
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
•The Resiliency Studio: A psychological health and safety program providing innovative interventions to bolster brain health and equip individuals with the tools to cope with their unique challenges.
•Division of Wellness + Resiliency Research: A dedicated team focused on behavioral health to advance teammates’ mental health and well-being through innovative research and comprehensive data collection.
•Wellness Technology: We specialize in assessing, creating, and deploying culturally competent and comprehensive well-being tools.
Financial Crimes + Compliance
Financial Crimes + Compliance pertains to services designed to protect end users, detect and eliminate fraud, address unwanted user activity, and manage regulatory compliance.
Our Financial Crimes + Compliance services include:
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

Artificial Intelligence Services
With over a decade of experience, we specialize in helping clients deploy and maintain sophisticated AI solutions. As AI capabilities have evolved—especially in areas like generative AI—we have developed specialized teams and processes to meet the growing sophistication of market demands. We were also recognized as a Leader in the Everest Group’s Data Annotation and Labeling (DAL) PEAK Matrix® Assessment 2024.
Our teams support key stages across our customers’ machine learning lifecycle: pre-training data collection and preparation, post-training evaluation, and continuous model assessment. Each stage is backed by specialized quality frameworks and domain expertise.
Our Artificial Intelligence Services solutions include:
Large Language Model Support: Providing support for generative AI development through specialized feedback, testing, maintenance and evaluation services. Our teams combine multilingual capabilities with domain expertise across STEM fields like biology, chemistry, coding, and mathematics, to help clients refine and improve their language models through structured human feedback processes.
Data Quality Services: Enhancing AI training datasets through precise annotation of images, video, audio, and text according to client specifications. The accuracy of our work directly impacts the performance of our clients' AI systems and algorithms.
Our data quality services support key AI applications, including:
•Computer Vision: Supporting autonomous systems and visual recognition technologies through image annotation for training data.
•Natural Language Processing: Enabling language understanding through detailed annotation of text data, including syntactic, semantic, and sentiment markup.
•Multimodal Processing: Facilitating audio-visual AI applications through synchronized annotation of audio transcription and visual object identification.
•Sensor Data Enhancement: Supporting autonomous systems through precise annotation of sensor data streams, including LiDAR and other sensing technologies.
AI Deployment Management in the Field: Through our relationship with autonomous vehicle and robotic technology companies we have built capabilities in deploying and managing the performance of AI in real-world production environments. We have built standard operating procedures to handle real-time management, troubleshooting, and emergency response. We have also built feedback mechanisms and process improvement recommendations into our delivery models to help clients continue to adapt, improve, and evolve in their AI deployments. We have designed and built an human-in-the-loop service that supports training AI driving models by handling complex or unusual road conditions. The data collected helps refine the AI model to improve safety and reliability of the vehicle’s autonomous performance.
Data Collection Services: We source and gather diverse, representative datasets across multiple languages, domains, and modalities according to client requirements. Our global reach enables the collection of high-quality, ethically sourced data that meets precise demographic and technical specifications.

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

New Client Wins and Current Client Growth: We leverage our deep domain expertise and highly effective sales team to continue to diversify our client base and add more enterprise-class brands to our portfolio. We won 39 new clients in 2024, achieving a new client win rate of 45%. As our clients grow in size, and the complexity of their outsourcing needs increases, we believe we have an opportunity to increase the addressable spend available to TaskUs, including partnering with clients to optimize their outsourcing spend and cross-selling our full portfolio of services. In 2024, 63 current clients signed new statements of work with us.
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
Delivery and Operations
TaskUs operations are designed for agility and scale. We are comfortable operating for growth-stage companies with little outsourcing experience, or taking on scaled operations from some of the world’s largest enterprises and technology companies which are highly standardized and outcome driven. We work with our clients to understand their objectives and design the most efficient process to meet and exceed these goals. In 2024, our cNPS was 71, where 79% of all respondents agreed or strongly agreed that their programs’ operational performance expectations are regularly met. To deliver to these standards we offer:
•Agile Automation and Generative AI (TaskGPT): We continuously strive to improve our efficiency and quality with a combination of proprietary and third-party technology. Our Digital Innovation team focuses on rapid prototyping using lightweight technical solutions like browser-based extensions, robotic process automation, and productivity and workflow analytics. We provide a suite of in-house tools, packaged as TaskGPT, harnessing the power of generative AI to streamline our work for maximum efficiency.
•Modern Service Excellence: We use real-time dashboards and KPI management to meet and exceed our clients’ expectations. Our process discipline has allowed us to achieve multiple certifications and compliance standards including Service Organization Report (“SOC 2 Type 2”), ISO 27001, HITRUST and PCI-DSS.
•Subject Matter Expertise: We have “SME” teams in each of our primary services that have deep domain and functional knowledge.
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
On-site: We have organized our global operating model around our sites, which are run by operations leaders, who act as “Site CEOs.” Each of our sites has at least one leader on-site from each of our support functions, including Human Resources, Workforce Management and Information Technology. The combination of onsite leadership with scaled shared services allows us to support our Site CEO model in a cost-effective manner and execute processes with the appropriate consistency globally while accounting for local nuance. This is our long-standing model where we surround our teammates with vibrant workspaces, on-site counseling services, daycare and on-site support to increase their performance and retention. This model is particularly important for certain clients and specialized services that require continued operation of physical sites, due to regulatory compliance or our clients’ preference.

Utilizing primarily offshore and near-shore markets is a central tenet of our service delivery strategy. Since 87% of our revenue in 2024 was delivered from non-voice, digital channels or omnichannel services, we are particularly well positioned to leverage an off-shore/near-shore model. The Philippines is our largest off-shore market with approximately 35,500 people, or 60%, of Headcount of approximately 59,000 people worldwide. We plan to continue expanding our geographic footprint to drive growth, which may include evaluating M&A opportunities. New geographies mean new languages and/or capabilities to offer to our clients and increasing opportunities to win new business, including clients headquartered in the new countries into which we have expanded. As of December 31, 2024, we operated across 28 locations in 12 countries in 2024.
Remote/Hybrid: We utilize an internally developed cloud-based operating model, Cirrus, which enables our employees to deliver services remotely. Our Cirrus strategy follows our client needs with some clients deciding to work 100% remotely and other clients utilizing a hybrid model. We have dedicated leadership in each geography to support our Cirrus model that allows employees to work from home predominantly, with sites for orientation, training and team activities. As of December 31, 2024, more than 40% of our teammates were working 100% remotely or utilizing a hybrid model.
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

Our philosophy is simple: treat people well and they will deliver a better end customer experience which leads to happy clients and a thriving business. Our employees are the core of our business. Our success depends on our ability to attract, hire, train and retain sufficient numbers of employees in a timely fashion at our sites to support our operations. Our employee-centric culture, focus on employee wellness and satisfaction, and employee-centric site selection enable us to meet that challenge and motivate our employees to stay for the long term. Our happy, motivated and hardworking employees in turn produce high-quality work for our clients.
We continually work on our company culture by listening to our employees and leveraging their feedback to drive continuous improvement of our employee experience globally. Our primary employee-related metric is eNPS, the barometer we use to measure employee engagement. In 2024, our eNPS was 63, and 72% of our employees who participated rated us 9 or 10 on a scale of 10.
We believe happy employees deliver better results, and our ability to maintain high eNPS scores enables us to drive real business impact, including improved attendance and higher retention. The voluntary attrition rate for employees who were employed by TaskUs for more than 180 days was 22.2% for the year ended December 31, 2024.
Teammate Development: Investing in Our People
At the heart of our strategy is an unwavering commitment to the personal and professional growth of our teammates. We believe that this development allows for more engaged teammates, engaged teammates yield better retention, while better retention supports better performance for our clients. Our commitment to teammate development is a strategic initiative and more - it’s a cornerstone of our culture and a powerful catalyst for our success. We bring this commitment to life through:
The Academy: Our career development program focused on providing our teammates and leaders with knowledge and skills for the career of their choice. The program is voluntary and self-driven - giving each teammate and leader the choice to enroll and make an investment in their career and themselves. As December 31, 2024, more than 37,000 of our talented teammates had enrolled in the Academy since its inception, with approximately 2,400 enrollees receiving promotions during 2024.
The key tenets of the program are:
•Upskilling for career advancement: We provides a best-in-class digital ecosystem based on an "Education-Exposure-Experience" model to support the development journey of our teammates and leaders.
•Digital ecosystem for learning: Our programs, spanning 12 unique career paths, emphasize self-paced learning, collaboration spaces for peer-to-peer learning, and skills libraries - enabling teammates to learn flexibly and connect with others.
•Mentorship for growth: Our group and one-to-one mentoring programs play a vital role in fostering learning and development. TaskUs mentors devoted more than 4,000 hours in support of the Academy in 2024.
•Buildings a leadership pipeline: We develop first-day-ready leaders who are focussed on our core values to drive organizational growth.
Diversity
At TaskUs, we take immense pride in living out our People First culture, a cornerstone of who we are and how we operate. Our core values are deeply rooted in our commitment to Diversity, Equity, and Inclusion (“DEI”). We firmly believe that when we embrace diversity of thought, experience, and perspective, we unlock the potential for groundbreaking innovation, exceptional outcomes, and lasting success.
Our DEI strategy is built on key pillars representing our unwavering dedication to these values. These pillars guide us in embedding equity into our processes, amplifying diverse voices, and creating opportunities for all. They help us ensure that every teammate, regardless of background, has a pathway to thrive and succeed. The key pillars of our DEI strategy consist of the following:
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

As of December 31, 2024, women comprised 49% of our workforce and 46% of our managers at all levels.
Our Clients
We identify emerging and high-growth industry verticals or enterprise brands going through transformative changes, and find attractive solutions to address these clients’ needs. We have a demonstrated track record of scaling in the industries that we target, working with a broad range of clients in different stages of their lifecycle, ranging from hyper-growth companies to well-capitalized and established public companies with scaled operations. As of December 31, 2024, we supported approximately 200 clients, most of which are innovative companies in attractive, high growth industry verticals, including social media, e-commerce, gaming, streaming media, food delivery and ride sharing, technology, financial services, and healthcare. During 2024, we generated revenue in excess of $1.0 million from 102 of these clients, the number of clients using multiple service lines increased to 64, and we signed agreements to support 39 new clients.
Our top 10 and top 20 clients accounted for 56% and 68% of our revenue for the fiscal year ended December 31, 2024, respectively. Our largest client, Meta, generated 22% of our revenue for the fiscal year ended December 31, 2024. We have multiple agreements across several lines of business and geographies supporting multiple divisions within our largest client’s global operations. Under our client agreements, our fees are generally subject to minimums and maximums, depending on whether the actual volume of services provided falls below or exceeds periodic volume forecasts provided by these clients. Many of our clients retain us on a non-exclusive basis and these agreements generally include renewal and termination provisions, including termination for convenience clauses subject to advance notice requirements of varying length.
Our Competition
We compete in a large, rapidly changing, and fragmented global market that includes onshore, nearshore and offshore business process outsourcing providers, information technology service providers, consulting firms, and our target clients’ in-house operations. We believe the principal competitive factors that drive decisions by clients include: expertise in the vertical industries our clients operate in; ability to apply technology to improve efficiency and quality; company culture ; ability to act as partners and support innovation; quality of personnel and service; breadth of offering; scalability and global coverage; and competitive value and pricing.
Our global, omnichannel delivery model is focused on combining leading technologies with well-trained human talent to provide innovative solutions. We believe companies choose TaskUs because of our deep expertise in working with the world’s most innovative companies, corporate culture, speed and agility, leading employee wellness programs, high-quality teammates, strong employee engagement, understanding of complex and rapidly changing industry dynamics, differentiated tech-enabled offerings combined with value-added consulting services, and proven ability to rapidly scale.
Intellectual Property
The success of our business depends, in part, on our proprietary technology and intellectual property, including our proprietary processes and know-how. We rely on a combination of laws, security and confidentiality procedures, and contractual provisions to protect our intellectual property and proprietary information.
We require our employees to enter into written agreements upon the commencement of their relationships with us, which assign to us all deliverables and work product made, developed or conceived by them during their employment or provision of services, including the intellectual property rights therein. These agreements also provide that any confidential or proprietary information disclosed or otherwise made available by us remains confidential.
We also enter into confidentiality and non-disclosure agreements with our clients. These customary agreements cover our use of our clients’ confidential information which is often defined to include our clients’ software systems and platforms. When agreements require TaskUs to develop software specifically for our clients that include any of our pre-existing intellectual property, we grant a perpetual, worldwide, royalty-free, nonexclusive, transferable and irrevocable license to our clients to use our pre-existing intellectual property that is embedded in the software developed for them, but only to the extent necessary in order to use the software or systems we develop for them.
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
Regulation
We are subject to a number of U.S. federal and state and foreign laws and regulations that involve matters central to our business. These laws and regulations may involve data privacy and security, intellectual property, competition, consumer protection, export taxation, export controls, economic sanctions and other subjects. Many of the laws and regulations to which we are subject are still evolving and being tested in courts and could be interpreted in ways that are contradictory to each other, and/or could harm our business. In addition, the terms of our service contracts typically require that we comply with applicable laws and regulations. In some of our service contracts, we are contractually required to comply even if such laws and regulations apply to our clients, but not to us, and sometimes our clients require us to take specific steps intended to make it easier for our clients to comply with requirements that are applicable to them. If we fail to comply with any applicable laws and regulations, we may be restricted in our ability to provide services, and may also be the subject of civil or criminal actions involving penalties, any of which could have a material adverse effect on our operations. See “Risk Factors—Risks Related to Our Business and Industry—Our business is subject to a variety of state, federal and international laws and regulations, including those related to data privacy and security, and we or our clients may be subject to regulations related to the processing of certain types of personal and sensitive information. These laws impose strict requirements on the collection, storage and sharing of personal and sensitive data. Non-compliance by us or our clients could result in legal consequences, including fines, penalties and reputational damage. Additionally, breaches of regulatory requirements could result in litigation, increased scrutiny from regulatory bodies and loss of customer trust, all of which may adversely affect our business, financial condition, operational results and long term prospects.”
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
Anti-Corruption
The Foreign Corrupt Practices Act of 1977, as amended (“FCPA”) prohibits United States businesses and their representatives from offering to pay, paying, promising to pay or authorizing the payment of money or anything of value to a foreign official in order to influence any act or decision of the foreign official in his or her official capacity or to secure any other improper advantage in order to obtain or retain business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring us to maintain books and records, which in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the corporation, including international subsidiaries, if any, and to devise and maintain a system of internal accounting controls sufficient to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements.
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
Where You Can Find More Information
We file annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the internet at the SEC's website at www.sec.gov. Our SEC filings are also available on our website at ir.taskus.com as soon as reasonably practicable after they are filed with or furnished to the SEC. Our website and the information contained on or connected to that site are not incorporated into this Annual Report.

Item 1A. Risk Factors
Certain factors may have a material adverse effect on our business, financial condition or results of operations. You should carefully consider the following risks, together with all of the other information contained in this Annual Report, including the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included elsewhere in this Annual Report. Any of the following risks could have an adverse effect on our business, financial condition, results or operations or prospects and could cause the trading price of our Class A common stock to decline, which would cause you to lose all or part of your investment. Our business, financial condition, results of operations or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.
Risks Related to Our Business and Industry
Our business is dependent on key clients, and the loss of a key client could have an adverse effect on our business, financial condition or results of operations.
We derive a substantial portion of our revenue from a few key clients who generally retain us across multiple service offerings. Our top five clients accounted for 43% of our revenue for the fiscal year ended December 31, 2024. Our top client accounted for an aggregate of 22% of our revenue for the fiscal year ended December 31, 2024, across multiple service offerings. The reduction in revenue or loss of all or a portion of our business with, or the failure to retain a significant amount of business with, any of our key clients could have a material adverse effect on our business, financial condition or results of operations.
Our clients may terminate contracts before completion or choose not to renew contracts and a loss of business or non-payment from clients could materially affect our results of operations.
Our ability to maintain continuing relationships with our clients is essential to the growth and profitability of our business. However, the volume of work performed for any specific client is likely to vary from year to year, especially since we generally are not our clients’ exclusive outsourcing provider and we generally do not have long-term commitments from clients to purchase our services and solutions. Our contracts are typically one to three years in length with automatic renewal provisions, but certain contracts may provide for termination for cause under certain circumstances or at the client’s convenience with advance notice and may or may not include penalties or required payments in the event the termination right is exercised.
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
•government regulation that affects a particular client’s business;
•restrictions on serving certain potential clients that may be viewed as competing with certain existing clients;
•replacement of existing software with packaged software supported by licensors; and
•uncertainty and disruption to the global markets.

Termination or non-renewal of a client contract could cause us to experience a higher than expected number of unassigned employees and thus compress our margins until we are able to reallocate our headcount. The loss of any of our major clients or a significant decrease in the volume of work they outsource to us or the price they are willing or able to pay us, if not replaced by new service engagements and revenue, could cause us to incur expenses, including related to severance payments, and materially adversely affect our revenues, financial condition or results of operations.
We may fail to cost-effectively acquire and retain new clients, which would adversely affect our business, financial condition or results of operations.
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
If we provide inadequate service or cause disruptions in our clients’ businesses, or if we fail to comply with the quality standards required by our clients under our agreements, it could result in significant costs to us, the loss of our clients and damage to our corporate reputation.
Any defects or errors or failure to meet clients’ expectations in the performance of our contracts could result in claims for substantial damages against us, particularly as we seek to deliver more complex services and support new clients in industries where we have less experience. Our contracts generally limit our liability for damages to the extent permitted by applicable law. However, we cannot be sure that these contractual provisions will always protect us from liability for damages in the event we are sued. In certain circumstances, we have agreed to high liability limitations or unlimited liability for some types of claims. Such claims for which we may be required to indemnify our clients, could be substantial. The successful assertion of one or more large claims against us in amounts greater than those covered by our current insurance policies could materially adversely affect our business, financial condition or results of operations. Even if such assertions against us are unsuccessful, we may incur reputational harm and substantial legal fees. In addition, a failure or inability to meet a contractual requirement could seriously damage our reputation and limit our ability to attract new business.
Also, many of our client contracts contain timing commitments, service level and performance requirements, including requirements relating to the quality of our solutions. Failure to complete projects by scheduled dates may cause reputational harm and the loss of future business. Failure to meet service requirements or real or perceived errors made or fraud committed by our employees in the course of delivering our solutions could result in a reduction of revenue, which could have a material adverse effect on our business, financial condition, results of operations or prospects.
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

If we do not recognize the importance of a particular new technology to our business in a timely manner, are not committed to investing in and developing or adopting such new technology and applying these technologies to our business, or are unable to attract and retain the technologists necessary to develop and implement such technologies, our current solutions may be less attractive to existing and new clients, and we may lose market share to competitors who have recognized these trends and invested in such technology. There can be no assurance that we will have sufficient capacity or capital to meet these challenges. Any such failure to recognize the importance of such technology, a decision not to invest in and develop or adopt such technology that keeps pace with evolving industry standards and changing client demands, or an inability to attract and retain the technologists necessary to develop and implement such technology could have a material adverse effect on our business, financial condition, results of operations or prospects.
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
We may not be successful in anticipating or responding to our clients’ expectations and interests in adopting evolving technology solutions, and their integration in our offerings may not achieve the intended enhancements or cost reductions. Services and solutions offered by our competitors may make our services and solutions not competitive or even obsolete and may negatively impact our clients’ interest in our solutions. Our failure to innovate, maintain technological advantages, or respond effectively and timely to transformational changes in technology could have a material adverse effect on our business, financial condition, or results of operations.
Utilization of AI by our clients, or our failure to incorporate AI into our operations could adversely affect our business, reputation or financial results.
Generative AI, a rapidly evolving area within the broader AI landscape, focuses specifically on creating new content, such as text, images, and other media. While AI as a whole encompasses a wide range of technologies designed to simulate human intelligence, generative AI has emerged as a key area of development, with the potential to impact most industries, including business process outsourcing, by further automating simple, repeatable tasks and streamlining some more sophisticated workflows. Certain of our clients have begun implementing this technology. As generative AI continues to develop, demand for certain service offerings could decrease, further reducing our clients’ spend, which could have a negative impact on our revenue.
To remain competitive, we have invested in generative AI in pursuit of new opportunities and improved operational efficiencies. Although we have been using generative AI for the past few years and believe the future of generative AI is one of augmentation in addition to automation, enabling our talented teammates to leverage these tools and continue to meaningfully improve client outcomes and operational efficiencies, there can be no assurance that we will successfully develop and employ AI initiatives. A failure to effectively capitalize on our investments in AI may adversely impact our client engagements and have a material adverse impact on our business. Additionally, the risks associated with both AI and generative AI include potential governmental and regulatory scrutiny, legal liabilities (such as intellectual property disputes), cybersecurity threats, privacy risks, ethical concerns, and negative client perceptions regarding automation. AI privacy risks, in particular, could arise from the misuse or mishandling of personal data during AI processing, which may lead to compliance violations and reputational damage. These challenges could adversely affect our business, reputation or financial results. Further, we face significant competition from other companies that are developing their own AI products and technologies. Those other companies may develop AI and generative AI products and technologies that are similar or superior to our technologies or are more cost-effective to develop and deploy.

Unauthorized or improper disclosure of personal or other sensitive information, or security breaches and incidents, whether inadvertent or purposeful, including as the result of a cyber-attack, could result in liability and harm our reputation, each of which could adversely affect our business, financial condition, results of operations or prospects.
Our business depends significantly upon our technology infrastructure, data, equipment and systems. Our clients also typically provide data and systems that our employees use to provide services to those clients. Internal or external attacks on our, our third-party service providers’ or our clients’ technology infrastructure, data, equipment, or systems could disrupt the normal operations of our and our clients’ businesses, including by impeding our ability to provide critical solutions to our clients. In addition, in the ordinary course of our business, we collect, use, store, process and transmit information about our employees, our clients and customers of our clients, including personal information and protected health information. While we believe we take reasonable measures to protect the security of, and against unauthorized or other improper access to, our technology infrastructure, data, equipment, and systems, including with respect to personal, protected health, and proprietary information, it is possible that our security controls and practices may not prevent unauthorized or other improper access to our technology infrastructure, data, equipment, or systems, or the disclosure or misuse of personal, protected health or proprietary information. Such unauthorized or other improper access, disclosures, security breaches or incidents may be inadvertent, or may be caused by intentional misconduct or other malfeasance or by human error or technical malfunctions, including those caused by outside hackers, our employees or contractors, or third-party vendors. There has been an increase in criminal cybersecurity attacks against companies across various industries, where customer and company information has been compromised. In the past, we have experienced, and in the future, we may again experience, data security incidents resulting from unauthorized access to or use of our or our service providers’ systems and unauthorized acquisition and use of our data and our clients’ data, including inadvertent disclosure, misconfiguration of systems, employee misconduct, phishing or malware attacks. Although our prior cyber events have not materially affected our business or financial results, they have resulted in the incurrence of expense and future incidents could have a material impact on our business strategy, results of operations, or financial condition.
Cybersecurity threats and attacks may take on a variety of forms, ranging from inadvertent disclosures or intentional or unintentional acts by employees to purposeful attacks by individuals and groups of hackers and even sophisticated organizations, including crime rings and state-sponsored actors. Cybersecurity risks may emerge from uncoordinated individual attempts or sophisticated and targeted measures directed at the Company, and may range from viruses, worms, and other malicious software programs, to hacking or other significant security incidents (e.g., phishing and ransomware attacks) targeted against information technology infrastructure and systems, any of which could result in (i) disclosure, unauthorized access to, or corruption of data, including personal information, confidential information and proprietary information, (ii) defective products, including as a result of system and production downtimes, and (iii) interruptions in the ability to operate our business. Any of the foregoing could subject us to liability or damage our reputation. In addition, as the techniques used to obtain unauthorized access or sabotage systems change frequently and may not be identified when they are first launched against a target, despite our efforts to secure our technology infrastructure, data, equipment, and systems, and our ongoing reform of our cybersecurity program in response to the threat environment, we may be unable to anticipate or promptly detect all attacks or to implement adequate preventative or mitigation measures against them.
Any unauthorized access, acquisition, use, or destruction of data we collect, use, store, process or transmit, and any associated fraud, the unavailability of such data, or other disruptions of our ability to provide services and solutions to our clients, regardless of whether it originates or occurs on our systems or those of third party service providers or our clients, could expose us to significant liability under our contracts, as well as to regulatory actions, litigation, investigations, remediation obligations, damage to our reputation and brand, supplemental disclosure obligations, loss of client, customer, consumer, and partner confidence in the security of our applications, impairment to our business, and corresponding fees, fines, costs, expenses, loss of revenues, and other potential liabilities as well as increased costs or loss of revenue or other harm to our business. In addition, if a high profile security breach occurs within our industry, our clients and potential clients may lose trust in the security of our systems and information even if we are not directly affected.
Further, as we continue to evaluate new solutions and services for our clients, including AI initiatives, these new solutions or services, or the third-party components we use to provide such solutions, may contain or introduce cybersecurity threats or vulnerabilities to our clients’ information technology networks. Our clients may maintain their own proprietary, sensitive, regulated or confidential information that could be compromised in a cybersecurity attack or incident, or their systems may be disabled or disrupted as a result of such an attack or incident. Our clients, regulators or other third parties may attempt to hold us liable, through contractual indemnification clauses or directly, for any such losses or damages resulting from such an attack.

Trust + Safety, including content moderation and monitoring services, is a large and growing portion of our business. The long-term impacts on the mental health and well-being of our employees doing this work are unknown. This work may lead to stress disorders and may create liabilities for us. This work is also subject to significant press and regulatory scrutiny. As a result, we may be subject to negative publicity or liability, or face difficulties recruiting and retaining employees, any of which could have an adverse effect on our reputation, business, financial condition or results of operations.
Some of our clients maintain platforms and websites that permit users to post content that is made generally available on these platforms and websites. These posts sometimes contain content that is defamatory, pornographic, hateful, violent, racist, scandalous, obscene, offensive, objectionable, or illegal, or that otherwise violates the policies of our clients (“Prohibited Content”). Some of our employees work as content moderators on behalf of our clients, screening posts for Prohibited Content. In addition to Prohibited Content, our employees review posts that are political in nature, which may constitute objectionable content to them. While we believe that content moderation is a vital part of maintaining an open and safe internet for everyone, employees exposed to Prohibited Content on a regular basis are more likely to develop mental health issues, such as stress disorders, or experience other negative health impacts, and are more likely to resign from their employment. In addition, employers of content moderators, including our company, have been subject to significant negative media coverage and other public relations challenges, as well as legal actions by or on behalf of content moderators claiming significant damages for mental health issues allegedly developed while on the job. Additionally, content moderation is subject to regulation in certain jurisdictions and we may receive inquiries from government authorities and regulators regarding our compliance with laws and regulations, many of which are evolving and subject to interpretation.
We are dedicated to improving the efficiency and accuracy of content moderation while also mitigating its impact on the health and well-being of our content moderator employees. Despite these efforts, we could be subject to claims made by such employees. These claims could lead to liability and negative publicity, harm our reputation, and impact our ability to retain or recruit employees to work as content moderators. For example, we may be required under applicable law to provide accommodations for employees who experience or assert they are experiencing such mental health consequences. These accommodations could result in increased costs and reductions in the availability of employees who can perform content moderation work for our clients. Our content moderation employees may also make claims under workers’ compensation programs or other public or private insurance programs in connection with their employment or applicable labor or other laws. Any such employee claims or demands could result in increased costs, and could lead us to limit our content moderation business entirely, any of which would adversely impact our business, financial condition or results of operations.
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
Our business, and those of our clients, are subject to laws related to content moderation in some jurisdictions globally. For example, in the United States, the Communications Decency Act (“CDA”) Section 230 provides protection to those who provide “interactive computer services” (e.g., websites and social media platforms) from being liable for the speech of their users (with certain exceptions). The law also shields interactive computer services from civil liability for a good faith action voluntarily taken to restrict access to or availability of content that the provider or user considers to be obscene, lewd, lascivious, filthy, excessively violent, harassing, or otherwise objectionable, whether or not such material is constitutionally protected. The content moderation that is both required and permitted by CDA Section 230 is currently a topic of significant debate in the United States, with some taking the position that interactive computer services are using CDA Section 230 to censor speech, and others taking the position that not enough action is being taken to remove Prohibited Content. Additionally, certain international jurisdictions have implemented laws and regulations related to content moderation practices that currently, or may in the future, impact us or our clients and require enhancements to our compliance practices. As a result of our content moderation business, we risk being part of the ongoing controversy regarding the CDA or failing to comply with applicable legal requirements in jurisdictions in which we do business, which could result in negative publicity and harm our ability to retain and attract clients, and negatively impact our business, financial condition or results of operations.

Furthermore, changes to CDA Section 230 are currently being debated by lawmakers, but the final content of these changes, if any, are currently unknown. In October of 2020, the chair of the Federal Communications Commission (“FCC”) announced that the FCC will be drafting regulations to clarify the meaning of CDA Section 230. Changes to CDA Section 230 remain uncertain, and could have a significant impact on our business, including by requiring us to comply with additional regulations, subjecting our business, and the businesses of our clients, to increased liability for content moderation activities, significantly increasing our expenses to comply with applicable laws and regulations, or shrinking the market for content moderation, any of which would adversely impact our business, financial condition or results of operations.
Our failure to detect and deter criminal or fraudulent activities or other misconduct by our employees, or third parties such as contractors and consultants that may have access to our data, could result in loss of trust from our clients and negative publicity, which would have an adverse effect on our business, financial condition or results of operations.
Because we have access to our clients’ sensitive and confidential information in the ordinary course of our business, our employees have engaged and could engage in criminal, fraudulent or other conduct prohibited by applicable law, client contracts or internal policy. Remote and hybrid work arrangements for many of our employees reduces our ability to monitor employee conduct and elevates the risk of our employees engaging in such conduct undetected by us. The prevalence of remote and hybrid working models has been a factor in the increased incidence of attempted employee fraud. For example, certain of our employees have abused their access to client systems to confer benefits, such as credits for our clients’ services, on themselves or their associates, improperly collected sensitive customer data such as credit card or other payment information and engaged in other malfeasance, which has in certain cases resulted in harm to our relationships with impacted clients. Additionally, employees may exfiltrate data from client systems by using cameras to photograph their computer screens or provide unauthorized users with access to our and clients’ computer systems. Although we terminate employees when our investigations establish misconduct and have implemented measures designed to identify and deter such misconduct, such as fraud prevention training, there can be no assurance that such measures will prevent or detect further employee misconduct. If our employees, or third parties, including contractors and consultants, use their access to our and our clients’ systems as a conduit for criminal activity or other misconduct, our clients and their customers may not consider our services and solutions safe and trustworthy, and we could receive negative press coverage or other public attention as a result. Such loss of trust and negative publicity could cause our existing clients to terminate or reduce the scope of their dealings with us and harm our ability to attract new clients, which would have an adverse effect on our business, financial condition or results of operations. Further, we may be subject to claims of liability by our clients or their customers based on the misconduct or malfeasance of our employees, and our insurance policies may not cover all potential claims to which we are exposed or indemnify us for all liability.
Global economic and political conditions, especially in the social media and meal delivery and transport industries from which we generate significant revenue, could adversely affect our business, financial condition, results of operations or prospects.
Our results of operations may vary based on the impact of changes in the global economy and political environment on us and our clients. While it is often difficult to predict the impact of general economic and political conditions on our business, unfavorable economic or political conditions could adversely affect the demand for some of our clients’ products and services and, in turn, could cause a decline in the demand for our services and solutions and materially adversely affect our business, financial condition or results of operations. The election of a new U.S. president for a term that commenced in 2025, coupled with a consolidation of party control of both chambers of Congress, has led to new legislative and regulatory initiatives and the roll-back of certain initiatives of the previous presidential administration, which may impact our business and our clients’ businesses in unpredictable ways.
We derive a significant portion of our revenues from consumer technology companies located in the United States. In particular, a substantial portion of our clients are concentrated in the social media, meal delivery and transport industries. The transportation, hospitality, entertainment, e-commerce, financial services (including cryptocurrency) and retail industries are particularly sensitive to the economic environment, and tend to decline during general economic downturns. In the past we have experienced, and may in the future experience, substantial variation in revenues from our consumer technology clients, including our financial services (including cryptocurrency) clients. Our business growth largely depends on continued demand for our services and solutions from clients in these industries and other industries that we may target in the future, as well as on trends in these industries to purchase such services and solutions or to move such services and solutions in-house.
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
Our business and future growth depend largely on continued demand for our services performed in the Philippines and India, in addition to the United States and other regions. During the fiscal year ended December 31, 2024, we derived 57% of our revenue from work performed in the Philippines, 12% of our revenue from work performed in the United States and 12% of our revenue from work performed in India. The Philippines has experienced political instability, acts of natural disaster, such as typhoons and flooding, and the occasional health and security threat and continues to be at risk of similar and other events that may disrupt our operations. In addition, we have benefited from many policies of the Government of India and the Indian state government in the state in which we operate which are designed to promote foreign investment. There is no assurance that such policies will continue. Various factors, such as changes in the central or state governments, could trigger significant changes in India’s economic liberalization and deregulation policies and disrupt business and economic conditions in India generally and our business in particular. We also conduct operations in Colombia, Mexico, Taiwan, Ireland, Greece, Croatia, Serbia, Malaysia and other international locations, which are subject to various risks germane to those locations.
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
•social unrest;
•actual or threatened trade war or other governmental action related to trade restrictions, such as tariffs or other trade controls;
•terrorism or war;
•health pandemics or epidemics;
•failure of power grids in certain of the countries in which we operate, which are subject to frequent outages;
•currency fluctuations;
•changes to the laws of the jurisdictions in which we operate; or
•increases in the cost of labor and supplies in the jurisdictions in which we operate.
The Philippines has experienced political instability, acts of natural disasters, such as typhoons and flooding, and the occasional health and security threats, and continues to be at risk of similar and other events that may disrupt our operations. In addition, we have benefited from many policies of the Government of India and the Indian state governments in the states in which we operate which are designed to promote foreign investment. There is no assurance that such policies will continue. Various factors, such as changes in the central or state governments, could trigger significant changes in India’s economic liberalization and deregulation policies and disrupt business and economic conditions in India generally and our business in particular.
Additionally, the conflict between Russia and Ukraine and related sanctions and other measures imposed in response thereto have increased the level of economic and political uncertainty in Eastern Europe and worldwide. Similarly, ongoing tensions between Israel and other states in the Middle East region as well as within Israel and the Palestinian territories has resulted in, and may in the future result in, conflict and regional instability. Although we do not have employees, facilities, or operations in Russia or Ukraine or Israel or Palestine, the continuation of conflicts or political expansion into surrounding geographic areas could directly impact us, our clients, vendors or subcontractors, which could impact our operations and financial performance. We continue to monitor the situations closely to ensure business continuity plans are in place for neighboring countries where we have a presence, but there can be no assurance that such plans will be effective.

Our business is subject to a variety of state, federal and international laws including those related to data privacy and security, and we or our clients may be subject to regulations related to the processing of certain types of personal and sensitive information. These laws impose strict requirements on the collection, storage, and sharing of personal and sensitive data. Non-compliance by us or our clients could result in legal consequences, including fines, penalties and reputational damage. Additionally, breaches of regulatory requirements could result in litigation, increased scrutiny from regulatory bodies and loss of customer trust, all of which may adversely affect our business, financial condition, operational results and long term prospects.
We and our clients are subject to data privacy and security-related laws and regulations that impose obligations in connection with the collection, use, storage, processing or transmitting of personal and sensitive information. Existing U.S. federal, various state and international data privacy and security laws and regulations are rapidly evolving and subject to potentially differing and/or contradictory interpretations. We anticipate that legislative and regulatory bodies will continue to expand existing or enact new laws and regulations regarding data privacy and information security related matters in the future, which may require us to expend significant resources to adapt to these changes, or stop offering our services and solutions in certain countries. Given the evolving nature of these laws, their inconsistent application across jurisdictions in which we operate, and potential conflicts with other regulations, compliance could be costly and complex. These challenges may adversely impact our business, financial condition or results of operations. Because global laws, regulations, industry standards and other legal obligations concerning data privacy and information security have continued to develop and evolve rapidly, it is possible that we or our business may not be, or may not have been, compliant with each such applicable law, regulation, industry standard or other legal obligation. We, our clients or our third-party service providers could be adversely affected if legislation or regulations are expanded to require changes in our business practices or the business practices of our clients, or our third-party service providers or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our, our clients’ or our third-party service providers’ business, results of operations or financial condition.
Although we believe we take reasonable efforts to comply with all applicable laws and regulations with respect to security of our own systems, networks, and data, we rely heavily on the use of our clients’ and third-party service providers’ systems to perform services, and we have no or limited ability to control such parties’ systems, policies and practices or ensure that there are adequate safeguards in place with respect to these systems. If we or our customers or third-party service providers fail to comply with current or future laws or regulations, we may be subject to litigation regulatory investigations, fines, individual claims, commercial liabilities or other liabilities, as well as negative publicity and a potential loss of business.
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

Fluctuations against the U.S. dollar in the local currencies in the countries in which we operate could have a material effect on our business, financial condition or results of operations.
A majority of our revenues are in U.S. Dollars and our costs are primarily in local currencies, including the U.S. Dollar, Philippine Peso, Indian Rupee, Mexican Peso, Colombian Peso, Euro and Taiwanese Dollar. While we utilize hedging contracts for some local currencies, an appreciation of local currencies against the U.S. Dollar would cause a net adverse impact to our profitability. Historically, our exchange rate forward contracts were not designated hedges under Accounting Standards Codification Topic 815, Derivatives and Hedging. We began designated certain contracts as hedges during 2024. Because our financial statements are presented in U.S. Dollars and revenues are primarily generated in U.S. Dollars, whereas some portion of the cost is incurred in foreign currencies, any significant unhedged fluctuations in the currency exchange rates between the U.S. Dollar and the currencies of countries in which we incur costs in local currencies will affect our results of operations and financial statements. This may also affect the comparability of our financial results from period to period, as we convert our subsidiaries’ statements of financial position into U.S. Dollars from local currencies at the period-end exchange rate, and income and cash flow statements at average exchange rates for the year. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Trends and Factors Affecting our Performance.”
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
Our business depends on a strong brand and corporate reputation, and if we are not able to maintain and enhance our brand, our ability to maintain and expand our client base will be impaired and our business, financial condition and results of operations will be adversely affected.
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
Pricing pressure may reduce our revenue or gross profits and adversely affect our business, financial condition or results of operations.
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
In addition, competition continues to increase in the markets in which we operate, and we expect competition to further increase in the future. If we are unable to maintain our pricing due to competitive pressures or other factors, our margins will be reduced and our gross profits, business, financial condition or results of operations would be adversely affected.
Risks Related to Macroeconomic, Geographical and Political Conditions
Our business, financial condition and results of operations have been, and could in the future be, adversely affected by volatile, unfavorable or uncertain economic and political conditions, particularly in the markets in which our clients and operations are concentrated, and the effects of these conditions on our clients’ businesses.
Global macroeconomic and geopolitical conditions affect us, our clients’ businesses and the markets in which we and they operate. Volatile, unfavorable and uncertain economic and political conditions have in the past compromised and could in the future compromise business confidence in the markets in which our clients and operations are concentrated, resulting in clients reducing, deferring or eliminating spending with us, which negatively affects our business. Growth and demand in the markets we or our clients serve could slow, stagnate or contract, in each case, for an extended period of time. Because we operate globally and have significant businesses in many markets, an economic slowdown in any of those markets could adversely affect our business, financial condition or results of operations.

Ongoing economic and political volatility and uncertainty and changing demand patterns affect our business in a number of other ways, including making it more difficult to accurately forecast client demand and effectively build our revenue and resource plans. Economic and political volatility and uncertainty is particularly challenging because it may take some time for the effects and changes in demand patterns resulting from these and other factors to manifest themselves in our business, financial condition or results of operations. Changing demand patterns from economic and political volatility and uncertainty or otherwise, including as a result of increasing geopolitical tensions, inflation, economic downturns, changes in consumer behavior, changes in government regulations, global health emergencies and their impact on us and our clients, could have a significant negative impact on our business, financial condition or results of operations.
Natural events, health pandemics or epidemics, infrastructure breakdowns, wars, widespread civil unrest, terrorist attacks and other acts of violence involving any of the countries in which we or our clients have operations could adversely affect our operations and client confidence.
Natural events (such as floods, wildfires, volcanic eruptions, typhoons, tsunamis and earthquakes), health pandemics or epidemics, wars, civil unrest, terrorist attacks and other acts of violence or war could result in significant worker absenteeism, increased attrition rates, lower asset utilization rates, voluntary or mandatory closure of our sites or other impacts to our operating models that may decrease our efficiency or profitability, our inability to meet dynamic employee health and safety requirements, our inability to meet contractual service levels for our clients, our inability to procure essential supplies, travel restrictions on our employees, and other disruptions to our business. A natural disaster, catastrophic event or public health pandemic or epidemic could cause us or our clients to suspend all or a portion of their operations for a significant period of time, result in a permanent loss of resources, or require the relocation of personnel and material to alternate sites that may not be available or adequate. The severity, magnitude and duration of such an event and its full economic consequences may be uncertain, rapidly change and pose an unpredictable ultimate impact on our business, financial condition or results of operations. Such events could also adversely affect global economies, worldwide financial markets and our clients’ levels of business activity and could potentially lead to economic recession, which could impact our clients’ purchasing decisions and reduce demand for our services and solutions and, consequently, adversely affect our business, financial condition, results of operations or cash flows.
In addition, global climate change is expected to result in certain natural disasters occurring more frequently or with greater intensity, such as tsunamis, cyclones, typhoons, drought, wildfires, sea-level rise, heavy rains and flooding. Any such disaster or series of disasters in areas where we have a concentration of sites, such as the Philippines, India or the United States, could significantly disrupt our operations and have a material adverse effect on our business, financial condition or results of operations. For example, a significant portion of our operations are located in or near Manila, Philippines, in sites that are in close proximity to each other. A natural disaster, fire, earthquake, volcanic activity, typhoon, tsunami, power interruption, work stoppage, outbreaks of pandemics or contagious diseases or other calamity in the Manila metropolitan area would significantly disrupt our ability to deliver our solutions and services and operate our business.
Our sites, key technology systems and data and voice communications may also be damaged or disrupted as a result of technical disruptions such as electricity or infrastructure breakdowns, including from additional stress relating to an increase in working from home and Wi-Fi usage and including damage to telecommunications cables, computer glitches, power failures and electronic viruses or human-caused events such as protests, riots, labor unrest, terrorist attacks and cyberattacks. Such events, or any natural or weather-related disaster, could lead to the disruption of information systems and telecommunication services for sustained periods. They also may make it difficult or impossible for employees to reach our sites. Any significant failure, damage or destruction of our equipment or systems, or any major disruptions to basic infrastructure such as power and telecommunications systems in the sites in which we operate, could impede our ability to provide solutions to our clients and thus adversely affect their businesses, have a negative impact on our reputation and may cause us to incur substantial additional expenses to repair or replace damaged equipment, internet server connections, information technology systems or sites. In addition, operations of our significant suppliers and distributors could be adversely affected if manufacturing, logistics or other operations in these locations are disrupted for any reason, such as those listed above, and, consequently, our operations could be adversely affected. Even if our operations are unaffected or recover quickly from any such events, if our clients cannot timely resume their own operations due to a catastrophic event, they may reduce or cancel their orders, which may adversely affect our results of operations. We may also be liable to our clients for disruption in service resulting from such damage or destruction. Any of these events, their consequences or the costs related to mitigation or remediation could have a material adverse effect on our business, financial condition, results of operations or prospects.
While we maintain property and business interruption insurance, our insurance coverage may not be sufficient to guarantee costs of repairing the damage caused by such disruptive events and such events may not be covered under our policies. Prolonged disruption of our services and solutions, even if due to events beyond our control, could also entitle our clients to terminate their contracts with us or result in other brand and reputational damages, which would have a material adverse effect on our business, financial condition, results of operations or prospects.

Our operations in emerging markets subject us to greater economic, financial and banking risks than we would face in more developed markets.
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
The economies of certain emerging market countries where we operate have experienced periods of considerable instability and have been subject to abrupt downturns. We have cash in banks in countries where the banking sector generally does not meet the banking standards of more developed markets, bank deposits made by corporate entities are not insured, and the banking system remains subject to instability. A banking crisis, or the bankruptcy or insolvency of banks that receive or hold our funds, may result in the loss of our deposits or adversely affect our ability to complete banking transactions in that region. In addition, some countries where we operate may impose regulatory or practical restrictions on the movement of cash and the exchange of foreign currencies within their banking systems, which would limit our ability to use cash across our global operations and increase our exposure to currency fluctuations. Emerging market vulnerability, and especially its impact on currency exchange volatility and banking systems, could have a material adverse effect on our business, financial condition or results of operations.
Risks Related to Our Growth and Business Strategies
We may face difficulties as we expand our operations into countries or industries in which we have no prior operating experience and in which we may be subject to increased business, economic and regulatory risks that could impact our business, financial condition or results of operations.
We have continued to expand our international operations in order to maintain an appropriate cost structure and meet our clients’ needs, which has included opening sites in new jurisdictions and providing our services and solutions in additional languages. We expect our continued expansion efforts will include expanding into countries other than those in which we currently operate and where we have less familiarity with local procedures. It may involve expanding into less developed countries, which may have less political, social or economic stability and less developed infrastructure and legal systems. Additionally, we expect our growth strategies to include expanding into industries where we have less prior operating experience and which may be subject to regulation with which we are less familiar. Any new markets, industries or countries in which we attempt to provide our services and solutions may not be receptive. As we continue to expand our business into new countries or industries, we may encounter economic, regulatory, personnel, technological and other difficulties that increase our expenses or potential liability or delay our ability to commence our operations or become profitable in such countries or industries. This may affect our relationships with our clients and could have an adverse effect on our business, financial condition, results of operations or prospects.
Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. International expansion has required, and will continue to require, investment of significant funds and other resources. Operating internationally subjects us to new risks and may increase risks that we currently face, including risks associated with:
•compliance with applicable international laws and regulations, including laws and regulations with respect to privacy, data protection, consumer protection, and unsolicited email, and the risk of penalties to our clients and individual members of management or employees if our practices are deemed to be out of compliance;
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
•management of an employee base in jurisdictions, such as Mexico, Colombia, Greece and Ireland, that do not give us the same employment and retention flexibility as does the United States and that generally favor employees in labor disputes;
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
Compliance with laws and regulations applicable to our international operations substantially increases our cost of doing business in international jurisdictions. We may be unable to keep current with changes in laws and regulations. Although we have implemented policies and procedures designed to support compliance with these laws and regulations, there can be no assurance that we will always maintain compliance or that all of our employees, contractors, partners and agents will comply. Any violations could result in enforcement actions, fines, civil and criminal penalties, damages, injunctions or reputational harm. If we are unable to comply with these laws and regulations or manage the complexity of our global operations successfully, our business, financial condition or results of operations could be adversely affected.
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
Some of our existing and future competitors have or will have greater financial, human and other resources, longer operating histories, larger geographic presence, greater technological expertise and more established relationships in the industries that we currently serve or may serve in the future. In addition, some of our competitors may enter into strategic or commercial relationships among themselves or with larger, more established companies in order to increase their ability to address client needs and reduce operating costs, or enter into similar arrangements with potential clients. Further, trends of consolidation in our industries and among competitors may result in new competitors with greater scale, a broader footprint, new, disruptive technologies or delivery models and price efficiencies attractive to our clients. Increased competition, our inability to compete successfully, pricing pressures or loss of market share could result in reduced operating profit margins and diminished financial performance, which would have a material adverse effect on our business, financial condition, results of operations or prospects.
We may acquire or enter into partnerships or other transactions with other companies in pursuit of growth, which may divert our management’s attention, result in dilution to our shareholders and consume resources that are necessary to sustain our business.
As part of our business strategy, we regularly review potential strategic transactions, including potential acquisitions, investments, dispositions, consolidations, joint ventures, partnerships or similar transactions, some of which may be material or may otherwise impact our ownership structure and relationship with our Sponsor and Co-Founders. We expect to continue to evaluate potential strategic transactions on an ongoing basis.
Negotiating potential strategic transactions can be time consuming, difficult and expensive, and our ability to complete these transactions may be subject to conditions or approvals that are beyond our control. Consequently, these transactions, even if entered into and announced, may not ultimately be consummated.

An acquisition, investment, disposition, consolidation, joint venture, partnership, new business or similar transaction may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, services, products, personnel, culture, or operations of acquired companies, particularly if the key personnel of the acquired company choose not to work for us, the acquired company’s technology is not easily compatible with ours or we have difficulty retaining the clients of any acquired business due to changes in management, culture, or otherwise. Historically, we have primarily grown our operations organically, and we do not have significant experience managing the acquisition of a business, including with diligence or integration. Mergers or acquisitions may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for the development of our business. Moreover, the anticipated benefits of any merger, acquisition, investment or similar partnership may not be realized or we may be exposed to unknown liabilities, including litigation against the companies we may acquire, for example from failure to identify all of the significant risks or liabilities associated with the target business.
Any of these risks could materially and adversely affect our business, financial condition, results of operations or prospects.
In recent years, as we have operated on a large, global scale, we have not been able to sustain our past revenue growth rate or profitability, and we may not be able to return to our prior level of growth rate or profitability in the future.
Although we experienced rapid revenue growth in previous periods, we have not been able maintain that level of revenue growth in recent fiscal years and may not be able to return to our prior level of revenue growth or profitability in the future. Our revenue increased by 7.6% from $924.4 million in the fiscal year ended December 31, 2023 to $995.0 million in the fiscal year ended December 31, 2024 after decreasing by 3.8% from $960.5 million in the fiscal year ended December 31, 2022 to $924.4 million in the fiscal year ended December 31, 2023. Our past rapid growth was fueled in part by the rapid growth of our major clients in high-growth industries, such as social media, meal delivery and transport, e-commerce and financial services. We may not be able to sustain revenue growth consistent with our recent history or at all. You should not consider our revenue growth in prior periods as indicative of our future performance. As we continue to grow our business, our revenue growth rates could continue to slow due to a number of factors, which may include slowing demand for our services, increasing competition or the impact of technological advancements, such as generative AI, decreasing growth of our overall market, our inability to engage and retain a sufficient number of skilled employees or otherwise scale our business, prevailing wages in the markets in which we operate or our failure, for any reason, to capitalize on growth opportunities. In addition, any slowdown in the growth of our major clients, or the industries that we serve, may adversely impact the rate of our revenue growth.
In addition, the industry in which we operate is continuously evolving. Competition, fueled by rapidly changing consumer demands and constant technological advancements, renders the industry in which we operate one in which success and performance metrics are difficult to predict and measure. Because services and technologies are rapidly evolving and each company within the industry can vary greatly in terms of the services it provides, its business model, and its results of operations, it can be difficult to predict how any company’s services, including ours, will be received in the market. While enterprises have been willing to devote significant resources to incorporate new technologies and market practices into their business models, enterprises may not continue to spend any significant portion of their budgets on our services in the future. If our clients’ demand for our services declines, as a result of economic conditions, market factors or shifts in the technology industry, our business would suffer and our financial condition or results of operations would be adversely affected.
Risks Related to Labor, Employees and Management
The success of our business depends on our senior management and key employees.
Our success depends on the continued service and performance of our senior management, particularly Bryce Maddock, our Co-Founder and Chief Executive Officer, and Jaspar Weir, our Co-Founder and President, other members of our senior management team, and other key employees. In each of the industries in which we participate, there is competition for experienced senior management and personnel with industry-specific expertise. We may not be able to retain our key personnel or recruit skilled personnel with appropriate qualifications and experience. The loss of key members of our personnel, particularly to competitors, could have a material adverse effect on our business, financial condition, results of operations or prospects.
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

If any of our senior management team, key employees, sales executives or other key sales personnel joins a competitor or forms a competing company, we may lose clients, suppliers, know-how and staff members to them, and our revenue may be materially adversely affected. Additionally, there could be unauthorized disclosure or use of our technical knowledge, business practices or procedures by such personnel. Any non-competition, non-solicitation or non-disclosure agreements we have or might in the future have with our senior management or key employees might not provide effective protection to us in light of legal uncertainties and jurisdictional variations associated with the enforceability of such agreements.
Increases in employee expenses as well as changes to labor laws could reduce our profit margin.
We may not be successful in our attempt to control costs associated with salaries and benefits. For the fiscal year ended December 31, 2024, payroll and related costs accounted for approximately $671 million, or 67%, of our revenue. Employee benefits expenses in each of the countries in which we operate are a function of general macroeconomic factors such as inflation, the specific country’s economic growth, level of employment and overall competition for qualified employees in the country. In addition, wage inflation, whether driven by macroeconomic factors, competition for talent or ordinary course pay increases, may increase our cost of providing services and reduce our profitability if we are not able to pass those costs on to our clients or charge premium prices. We may need to increase employee compensation more than in previous periods to remain competitive in attracting the quantity and quality of employees that our business requires, which may reduce our profit margins and have a material adverse effect on our business, financial condition, results of operations, cash flows or prospects. In addition, wage increases or other expenses related to the termination of our employees may reduce our profit margins and have a material adverse effect on our business, financial condition, results of operations, cash flows or prospects. If we expand our operations into new jurisdictions, we may be subject to increased operating costs, including higher employee compensation expenses in these new jurisdictions relative to our current operating costs, which could have a negative effect on our profit margin.
Furthermore, many of the countries in which we operate have labor protection laws, which may include statutorily mandated minimum annual wage increases, legislation that imposes financial obligations on employers and laws governing the employment of workers. These labor laws in one or more of the key jurisdictions in which we operate, particularly in the United States, the Philippines, India, Colombia, Mexico or others may be modified in the future in a way that is detrimental to our business. Recently, a number of state and local governments in the United States, as well as some jurisdictions outside of the United States, have increased the minimum wage for employees with other such laws proposed, and there have been various proposals discussed to increase the federal minimum wage in the United States. As minimum wage rates and the cost of living increase in jurisdictions in which we do business, we may need to increase the wages paid to our hourly team members. Further, should we fail to increase our wages competitively in response to increasing wage rates, our attrition could increase and the quality of our workforce could decline, causing our client service to suffer. Additionally, the U.S. Department of Labor previously issued regulations increasing the minimum threshold for overtime “exempt” employees, although such regulations were struck down in 2024 by the U.S. District Court of the Eastern District of Texas and it is not clear if or in what form such regulations may ultimately become effective. If labor laws like those described above become more stringent, we may experience a substantial increase in our payroll expense or be required to make other changes to our employment practices, which would likely reduce our profit margins and have a material adverse effect on our business, financial condition, results of operations or prospects.
Additionally, as we expand to other markets, some of those markets may have employment laws that provide greater job security, bargaining or other rights to employees than the laws in the United States, the Philippines, India or other countries where we currently do business. Such employment rights require us to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. A strike, work stoppage or slowdown by our employees or significant dispute with our employees, whether or not related to negotiations, could result in a significant disruption of our operations or higher ongoing labor costs and could have a material adverse effect on our business, financial condition, results of operations or prospects and harm our reputation.
In addition, our employees may in the future elect to form unions and seek to bargain collectively. The likelihood of this depends on the jurisdiction and the number of employees in any particular location, as well as the continually evolving regulatory and political landscapes in the jurisdictions in which we do business. If employees at any of our sites unionize, our discretion to make certain employment decisions would be restricted and we may be required to raise wage levels or grant other benefits that could result in an increase in our compensation expenses, in which case our profitability may be adversely affected.
Our clients often dictate where they wish for us to locate the sites that serve their customers, such as “near-shore” jurisdictions located in close proximity to the United States or specific locations elsewhere in the world. There is no assurance that we will be able to find and secure locations suitable for operations in jurisdictions which meet our cost-effectiveness and security standards. Our inability to expand our operations to such locations may impact our ability to secure new and additional business from clients, and could adversely affect our growth or results of operations.

We may fail to attract, hire, train and retain sufficient numbers of skilled employees in a timely fashion at our sites to support our operations, which could have a material adverse effect on our business, financial condition, results of operations or prospects.
Our business relies on large numbers of trained and skilled employees at our sites, and our success depends to a significant extent on our ability to attract, hire, train and retain skilled employees. The outsourcing and technology industries generally experience high employee turnover. In addition, we compete for skilled employees not only with other companies in our industry, but also with companies in other industries, such as social media, meal delivery and transport, e-commerce, healthcare and financial services, among others. Increased competition for these employees, particularly in tight labor markets, remains high and we expect such competition to continue, and could have an adverse effect on our business. Additionally, a significant increase in the turnover rate among trained employees could increase our costs, including personnel expenses and training costs and decrease our operating profit margins and could have an adverse effect on our ability to complete existing contracts in a timely manner, meet client objectives and expand our business.
In addition, our failure to attract, train and retain personnel with the experience and skills necessary to fulfill the needs of our existing and future clients or to assimilate new employees successfully into our operations could have a material adverse effect on our business, financial condition, results of operations or prospects by impacting our ability to maintain and renew existing client engagements, obtain new business, and increase our margins.
Further, we may incur additional expenses in rehiring and retraining employees or bridging the gap between internal assignments, creating inelasticity of our labor costs relative to short-term movements in client demand. Additionally, the hiring and training of our employees in response to increased demand takes time and results in additional short-term expenses. These factors constrain our ability to adjust our labor costs for short-term movements in demand, which could have a material adverse effect on our business, financial condition or results of operations.
There may be adverse tax and employment law consequences if the independent contractor status of some of our personnel or the exempt status of our employees is successfully challenged.
In several countries, a small number of individuals provide services to us as independent contractors. In addition, we have now seen over 1,000,000 account registrations on TaskVerse, an open platform that connects a global community of freelancers to complete a variety of tasks in exchange for compensation. Freelancers who perform projects on the TaskVerse are not employees of TaskUs. The criteria to determine whether an individual is considered an independent contractor, an employee, or some other classification are typically fact sensitive and vary by jurisdiction, as can the interpretation of the applicable laws. If a government authority or court makes any adverse determination with respect to project classifications in general or one or more of our independent contractors specifically, we could incur significant costs, including for prior periods, in respect of tax withholding, social security taxes or payments, workers’ compensation and unemployment contributions, and recordkeeping, or we may be required to modify our business model, any of which could materially adversely affect our business, financial condition or results of operations and increase the difficulty in attracting and retaining personnel.
Risks Related to Our Clients and Client Contracts
If our clients decide to enter into or further expand insourcing activities in the future, or if current trends toward outsourcing services and/or outsourcing activities are reversed, our business, financial condition, results of operations or prospects may be materially adversely affected.
Our current agreements with our clients do not prevent our clients from insourcing services that are currently outsourced to us, and none of our clients have entered into any non-compete agreements with us. Our current clients may seek to insource services similar to those we provide. Any decision by our clients to enter into or further expand insourcing activities in the future could cause us to lose a significant volume of business and may materially adversely affect our business, financial condition, results of operations or prospects.
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
In addition, our business may be adversely affected by potential new laws and regulations prohibiting or limiting outsourcing of certain core business activities of our clients in key jurisdictions in which we conduct our business, such as in the United States. The introduction of such laws and regulations or the change in interpretation of existing laws and regulations could adversely affect our business, financial condition, results of operations or prospects.

The consolidation of our clients or potential clients may adversely affect our business, financial condition, results of operations or prospects.
Consolidation of the potential users of our solutions may decrease the number of clients who contract for our solutions. Any significant reduction in or elimination of the use of the solutions we provide as a result of consolidation would result in reduced revenue to us and could harm our business. Such consolidation may encourage clients to apply increasing pressure on us to lower the prices we charge for our solutions, which could have a material adverse effect on our business, financial condition, results of operations or prospects.
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
If our current insurance coverage is or becomes insufficient to protect against losses incurred, our business, financial condition or results of operations may be adversely affected.
Although we maintain professional liability insurance, product liability insurance, commercial general and property insurance, crime insurance, business interruption insurance, workers’ compensation coverage, and umbrella insurance for certain of our operations, our insurance coverage does not insure against all risks in our operations or all claims we may receive. Additionally, some types of insurance are not available on reasonable terms or at all in some countries in which we operate, and we cannot insure against damage to our reputation. Damage claims from clients or third parties brought against us or claims that we initiate due to a data security breach, the disruption of our business, litigation, or natural disasters, may not be covered by our insurance, may exceed the limits of our insurance coverage, and may result in substantial costs and diversion of resources even if insured. Furthermore, the assertion of one or more large claims against us, whether or not successful and whether or not insured, could materially adversely affect our reputation, business, financial condition or results of operations.
We provide services and solutions that are integral to our clients’ businesses. If we were to default in the provision of any contractually agreed-upon services or solutions, our clients could suffer significant damages and make claims against us for those damages. We currently carry cyber and errors and omissions liability coverage in an amount we consider appropriate under the circumstances for all services we provide. To the extent client damages are deemed recoverable against us in amounts substantially in excess of our insurance coverage, or if our claims for insurance coverage are denied by our insurance carriers for any reason, including reasons beyond our control, there could be a material adverse effect on our revenue, business, financial condition or results of operations.

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
Some of our solutions use software made available under open source licenses, and we expect to continue to incorporate open source software in our solutions in the future. Open source software is typically freely available, but is licensed under various requirements that bind the licensee. While the use of open source software may reduce development costs and speed up the development process, it may also present certain risks that may be greater than those associated with the use of third-party commercial software. For example, open source software is generally provided without any warranties, support or other contractual protections regarding infringement or the quality of the code, including the existence of security vulnerabilities. In addition, some license requirements may include that we offer our solutions that incorporate the open source software for no cost, that we make publicly available the source code for any modifications or derivative works we create based upon, incorporating or using the open source software, or that we license such modifications or derivative works under the terms of the particular open source license. We cannot guarantee we comply with all obligations under these licenses. If the owner of the copyright in the relevant open source software were to allege that we had not complied with the conditions of one or more open source licenses, we could be required to incur significant expenses defending against such allegations, may be subject to the payment of damages, enjoined from further use of the software, required to comply with conditions of the license (which may include releasing the source code of our proprietary software to third parties without charge), or forced to devote additional resources to re-engineer all or a portion of our solutions to avoid using the open source software. Any of these events could create liability for us, damage our reputation, and have an adverse effect on our revenue, and operations.
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

We seek to maintain sufficient capacity in our operations infrastructure to meet the needs of all of our clients and users, as well as our own needs, and to ensure that our services and solutions are accessible, including backup and redundancy mechanisms. Despite our efforts, any disruptions in the delivery of our services due to the failure of our systems, hardware or software, whether provided and maintained by third parties or our in-house teams, or due to interruptions in our data services or those of third parties that adversely affect the quality or reliability (or perceived quality or reliability) of our solutions or render us unable to handle increased volumes of client interaction during periods of high demand, may result in reduction in revenue, loss of clients, or require unexpected investments in new systems or technology to ensure that we can continue to provide high-quality and reliable solutions to our clients. These types of interruptions or failures could also adversely impact our timekeeping, scheduling, and workforce management applications, such as scheduling, forecasting and reporting applications and home build systems for employee timekeeping, scheduling and employee leave requests. The occurrence of any such interruption or unplanned investment could materially adversely affect our business, financial condition, results or operations or prospects.
In addition, in some areas of our business, we depend upon the quality and reliability of the services and products of our clients which we help sell to their end customers. If the services and solutions we provide to our clients through their services and products experience technical difficulties or quality issues, our clients may face difficulties selling their services and products to their end customers and we may have a harder time selling services and solutions to our clients, which could have an adverse impact on our business, financial condition or results of operations.
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
Our success depends, in part, upon our ability to anticipate our clients’ needs by adapting to market and technology trends. We may need to invest significant resources in research and development to maintain and improve our solutions, adapt to technological advancements, including AI, and respond to our clients’ changing needs. If we are unable to further refine and enhance our solutions or to anticipate innovation opportunities and keep pace with evolving technologies, including AI, in a timely manner or on a cost-effective basis, our solutions could become uncompetitive or obsolete and as a result our clients may terminate their relationship with us or choose to divert their business elsewhere, and our revenue may decline as a result. In addition, we may experience technical problems and additional costs as we introduce new solutions, deploy future iterations of our solutions and integrate new solutions with existing client systems and workflows. If any of these or related problems were to arise, our business, financial condition, results of operations or prospects could be adversely affected.
Our clients span industry verticals, including social media, e-commerce, gaming, streaming media, food delivery and ride sharing, technology, financial services and healthcare. If we are unable to successfully adapt our solutions to these industry verticals and reallocate our resources based on demand, if we are not successful in attracting successful clients in these industry verticals or expanding into new verticals, or if these industry verticals do not grow in line with our expectations, our potential growth opportunities could be compromised.
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

Risks Related to Legal, Regulatory and Tax Matters
We are subject to laws and regulations in the United States and other countries in which we operate, including export restrictions, economic sanctions, the FCPA and similar anti-corruption laws. Compliance with these laws requires significant resources and non-compliance may result in civil or criminal penalties and other remedial measures.
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
Our compliance program contains controls and procedures designed to ensure our compliance with the FCPA, OFAC and other sanctions, export controls and laws and regulations. The continuing implementation and ongoing development and monitoring of our compliance program is time consuming and expensive, and could result in the discovery of compliance issues or violations by us or our employees, independent contractors, subcontractors or agents of which we were previously unaware. In addition, due to uncertainties and complexities in the regulatory environment, we cannot ensure that regulators will interpret laws and regulations the same way we do, or that we will always be in full compliance with applicable laws and regulations.
Any violations of these or other laws, regulations and procedures by our employees, independent contractors, subcontractors and agents, including third parties we associate with or companies we acquire, could expose us to administrative, civil or criminal penalties, fines or business restrictions, which could have a material adverse effect on our business, financial condition or results of operations and could adversely affect our reputation and the market for shares of our Class A common stock and require certain of our investors to disclose their investment in us under certain state laws.
We and our affiliates from time to time are required to report specified dealings or transactions involving Iran or other sanctioned individuals or entities.
The Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”) requires companies subject to SEC reporting obligations under Section 13 of the Exchange Act to disclose in their periodic reports specified dealings or transactions involving Iran or other individuals and entities targeted by certain OFAC sanctions. In some cases, ITRA requires companies to disclose these types of transactions even if they were permissible under U.S. law. Companies that currently may be or may have been at the time considered our affiliates have from time to time publicly filed or provided to us the disclosure reproduced on Exhibit 99.1 of this Annual Report, which disclosure is hereby incorporated by reference herein. We do not independently verify or participate in the preparation of these disclosures. We are required to separately file with the SEC a notice when such activities have been disclosed, and the SEC is required to post such notice of disclosure on its website and send the report to the President of the United States and certain U.S. Congressional committees. The President thereafter is required to initiate an investigation and, within 180 days of initiating such an investigation, determine whether sanctions should be imposed. Disclosure of such activity, even if such activity is not subject to sanctions under applicable law, and any sanctions actually imposed on us or our affiliates as a result of these activities, could harm our reputation and have a negative impact on our business, and any failure to disclose any such activities as required could additionally result in fines or penalties.
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

Furthermore, while we maintain insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions as well as caps on amounts recoverable. Even if we believe a claim is covered by insurance, insurers may dispute our entitlement to recovery for a variety of potential reasons, which may affect the timing and, if the insurers prevail, the amount of our recovery. Moreover, any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future.
Our global operations expose us to numerous legal and regulatory requirements and failure to comply with such requirements, including unexpected changes to such requirements, could adversely affect our business, financial condition or results of operations.
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
Although we take precautions to prevent our services from being provided or deployed in violation of such laws, our services could be provided inadvertently in violation of such laws despite the precautions we take, including usage by our clients in violation of our terms of service. We also cannot assure you that our employees, contractors, agents or other third parties will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible, including entering into contracts or agreements with third parties without our knowledge or consent that would result in such violation. If we fail to comply with these laws, we and our employees could be subject to civil or criminal penalties, including the possible loss of export privileges, monetary penalties, and, in extreme cases, imprisonment of responsible employees for knowing and willful violations of these laws. We may also be adversely affected through penalties, reputational harm, loss of access to certain markets, or otherwise.
In addition, various countries regulate the import and export of certain encryption and other technology, including import and export permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our services and solutions or could limit our users’ ability to access our services and solutions in those countries. Changes in our services and solutions, or future changes in export and import regulations may prevent our users with international operations from utilizing our services and solutions globally or, in some cases, prevent the export or import of our services and solutions to certain countries, governments, or persons altogether. Any change in export or import regulations, economic sanctions, or related legislation, or change in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our services and solutions by, or in our decreased ability to export or sell services and solutions to, existing or potential users with international operations. Any decreased use of our platform or limitation on our ability to export or sell our services and solutions could adversely affect our business, financial condition or results of operations.

From time to time, some of our employees spend significant amounts of time at our clients’ sites, often in foreign jurisdictions, which expose us to certain risks.
Some of our projects require a portion of the work to be undertaken at our clients’ facilities, which are often located outside our employees’ countries of residence. The ability of our employees to work in locations around the world may depend on their ability to obtain the required visas and work permits, and this process can be lengthy and difficult. In addition to immigration laws, which are subject to legislative change, as well as to variations in standards of application and enforcement due to political forces and economic conditions, regional or global circumstances or travel restrictions also affect our employees’ ability to work in foreign jurisdictions. Additionally, we may become subject to taxation in jurisdictions where we would not otherwise be so subject as a result of the amount of time that our employees spend in any such jurisdiction in any given year. While we seek to monitor the number of days that our employees spend in each country to avoid subjecting ourselves to any such taxation, there can be no assurance that we will be successful in these efforts.
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

We cannot predict the outcome of any specific legislative proposals or amendments to existing treaties. Since we operate or have operations in a number of foreign jurisdictions, our plans for expansion or our results of operations in such jurisdictions could be adversely affected if adopted proposals resulted in an increase in our tax burden, costs of our tax compliance or otherwise adversely affected our results of operations or cash flows. There are no assurances that we will be able to implement effective tax planning strategies to optimize our tax position following changes in tax laws globally. Our effective tax rate and our results of operations may be impacted by any changes in tax laws.
In addition, we are subject to periodic examination of our income tax returns by the IRS and other tax authorities around the world. There can be no assurance that the outcomes from these examinations will not have an adverse effect on our provision for income taxes and cash tax liability.
If our favorable tax treatment is overturned, we may be subject to significant penalties.
Several non-U.S. sites benefit from tax incentives or concessional rates provided by local laws and regulations.
The Company’s Philippines sites are primarily located within special economic zones that benefit from favorable tax treatment provided by registrations with Philippine Economic Zone Authority (“PEZA”) and the Philippine Board of Investment (“BOI”). These benefits vary from site to site and may include income tax holidays ("ITH"), reduced income taxes, and VAT zero rating incentives for purchase of goods and services directly related to operations. ITHs are conditional upon the Company meeting certain employment and investment thresholds. Two of our registered sites operate under ITH regime. The first site was granted an ITH in March 2023 that expires in March 2028. The ITH for the second site expired in November 2024. The rest of the sites registered under PEZA or BOI operate under the reduced income tax rates regime. The Company is also subject to reduced income tax rates after the lapse of the income tax holidays. The impact of these tax holidays and reduced income tax rates decreased total foreign taxes by $3.2 million and $5.2 million for the years ended December 31, 2024 and 2023, respectively.
For India, the Company is entitled to an additional tax deduction under Sec 80JJAA equal to 30% of additional employee costs incurred in the course of business in the previous year for three assessment years.
In Mexico, for the years 2022, 2023 and 2024 the Company applied for Fiscal Stimulus for the Northern Border Region, a tax credit equivalent to one-third of the income tax incurred in a taxable year. This reduces the tax rate from 30% to 20% and may be applied until the taxable year 2025. Starting in 2022, by hiring older people and those with disabilities, a deduction to taxable income is applicable up to the amount equivalent to 25% of the salary paid to these hires.
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
Environmental, social and governance (“ESG”) matters may adversely affect our relationships with clients and investors and increase compliance costs.
There is an increasing focus from certain domestic and international lawmakers, regulators, investors, clients, employees and other stakeholders concerning ESG matters, including environment, climate, water, diversity and inclusion, human rights and governance transparency. Some of our clients have adopted, and others may adopt, policies or contractual provisions that require their suppliers to comply with ESG-related policies, practices and metrics. Certain investors are also requiring companies to disclose ESG-related policies, practices and metrics. In addition, various jurisdictions have adopted, or are developing, complex and lengthy ESG-related laws or regulations that may be difficult to comply with and will increase our direct compliance costs, as well as indirect costs passed on to us from our clients and suppliers. Further, there is an increasing number of state-level anti-ESG initiatives in the United States that may conflict with other regulatory requirements or our various stakeholders’ expectations, as well as ongoing political changes throughout the jurisdictions in which we do business that could lead to new legislative and regulatory priorities or the roll-back of previous initiatives, any of which may impact the ESG landscape in unpredictable ways. If we fail, or are perceived to fail, to materially comply with or meet the evolving legal and regulatory requirements or expectations of our various stakeholders, we may be subject to litigation or enforcement actions, required to pay fines, face client-imposed penalties, or experience decreased customer demand or lose investors, any of which could harm our reputation or have a material adverse effect on our business, financial condition or results of operations.

Risks Related to Finance and Accounting
Our profitability will suffer if we are not able to maintain asset utilization levels, price appropriately and control our costs.
Our profitability is largely a function of the efficiency with which we utilize our assets, particularly our people and sites, and the pricing that we are able to obtain for our solutions. Our utilization rates are affected by a number of factors, including our ability to transition employees from completed projects to new assignments, hire and assimilate new employees, forecast demand for our services and solutions and thereby maintain an appropriate headcount in each of our locations and geographies, manage attrition, accommodate our clients’ requests to shift the mix of delivery locations during the pendency of a contract, and manage resources for training, professional development and other typically non-billable activities. In addition, we rely in part on our clients’ own forecasts when we forecast demand for our services and solutions, and we have in the past experienced, and may in the future experience, substantial variation from these forecasts in our clients’ actual demand. If we are unable to manage our asset utilization levels, there could be a material adverse effect on our business, financial condition or results of operations.
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
Our profitability is also a function of our ability to control our costs and improve our efficiency. As we increase the number of our employees and grow our business, we may not be able to effectively manage a significantly larger and more geographically diverse workforce and our profitability may suffer. Our cost management strategies also include improving the alignment between the demand for our services and our resource capacity, including our contact center utilization; the costs of service delivery; the cost of sales and general and administrative costs as a percentage of revenues; and the use of process automation for standard operating tasks. If we fail to accurately estimate future wage inflation rates, unhedged currency exchange rates or our costs, or if we fail to accurately estimate the productivity benefits we can achieve under a contract, it could have a material adverse effect on our business, financial condition or results of operations. If we are not effective in managing our operating and administrative costs in response to changes in demand and pricing for our services, or if we are unable to absorb or pass on to our clients the increases in our costs of operations, our business, financial condition or results of operations could be materially adversely affected.
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
If we fail to close sales with potential clients to whom we have devoted significant time and resources, or if our current and future clients are not willing or able to invest the time and resources necessary to implement our services and solutions, our business, financial condition, results of operations or prospects could suffer.

If we are unable to timely and effectively collect from clients for services performed, our cash flows or results of operations may be adversely affected.
Our business depends on our ability to timely and effectively bill and collect payment from our clients. We typically bill and collect on relatively short cycles. We maintain provisions against receivables. Actual losses on client balances could differ from those that we currently anticipate and, as a result, we may need to adjust our provisions. In addition, our assessment of the creditworthiness of our clients may differ from the actual creditworthiness of those clients at the time of such assessment. Macroeconomic conditions have caused financial difficulties for some of our clients and could result in financial difficulties for other clients, including limited access to the credit markets, insolvency or bankruptcy. Such conditions have caused some clients and could cause other clients to delay payment, request modifications of their payment terms, or default on their payment obligations to us, all of which could delay or reduce our collections.
Timely collection of fees for client services depends on our ability to complete our contractual commitments and subsequently effectively bill for and collect our contractual service fees. In addition, if we experience an increase in the time required to bill and collect for our services or if our clients are delayed in making payments or stop payments altogether, our cash flows could be adversely affected, which in turn could adversely affect our ability to make necessary investments and, therefore, could affect our business, financial condition or results of operations.
We are exposed to adverse changes in our clients’ payment policies. If our clients implement policies which extend the payment terms of our invoices, our working capital levels could be adversely affected and our financing costs may increase. If we are unable to fund our working capital requirements, access financing at competitive rates or make investments to meet the expanding business of our existing and potential new clients, our business, financial condition, results of operations or prospects could be adversely affected.
During weak economic periods or times when our clients are materially impacted by natural disasters, pandemics or similar wide-scale events, there is an increased risk that our clients will file for bankruptcy protection under the U.S. Bankruptcy Code, which may harm our revenue, profitability, financial condition or results of operations. Although we may file claims for payment of amounts we are owed in these cases, we may not ultimately recover amounts owed. We also face risk from international clients that file for bankruptcy protection in foreign jurisdictions, particularly given that the application of foreign bankruptcy laws may be more difficult to predict. In addition, we may determine that the cost of pursuing any creditor claim outweighs the recovery potential of such claim. As a result, increases in client bankruptcy during weak economic periods or times when our clients are materially impacted by natural disasters, pandemics or similar wide-scale events could adversely affect our business, financial condition, results of operations or cash flows.
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
•make us more vulnerable to unfavorable economic or business conditions; or
•limit our ability to take advantage of other business opportunities.
In the event we incur additional indebtedness, the risks described above could increase.
In addition, the interest rate on our 2022 Credit Facilities is variable. An increase in the variable rate used to determine the interest we are required to pay could have a material adverse effect on our business, financial condition, results of operations or prospects. See Part II, Item 7A, in this Annual Report, “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk.”

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
If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, and our business, financial condition or results of operations could be materially adversely affected. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders.
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
We track certain operational metrics, including but not limited to net revenue retention rate, cNPS, eNPS, win rate and seat turn, with internal systems and tools that are not independently verified by any third party and which may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies, or the assumptions on which we rely. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges and uncertainties in measuring these metrics.
Our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. If the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, if survey participation is not statistically significant or representative of the overall population, or if survey respondents are uncertain as to the confidentiality of their responses, the data we report may not be accurate. In addition, some of these metrics, such as win rate, are expected to fluctuate significantly from period to period based on timing of one or more client purchase decisions or other factors, which makes it difficult for us to accurately predict such metrics for any future period. Furthermore, we calculate our win rate on the basis of the total estimated annual revenue value for “won” and “lost” opportunities, which requires us to make judgments about the expected future revenue value of our client contracts at the time of such contracts, as well as the expected future revenue value of opportunities closed as “lost.” These estimates for our “won” opportunities are not updated based on events that occur subsequent to entering into such contracts and do not account for the possibility that our clients may terminate such contracts for convenience with advance notice or reduce their use of our solutions. Limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. If our operating metrics are not accurate or complete representations of our business, or if investors do not perceive our operating metrics to be accurate or complete, or if we discover material inaccuracies with respect to these figures, our reputation may be significantly harmed, and our operating and financial results could be adversely affected. Additionally, our operating metrics are not necessarily indicative of the historical performance of our business or the results that may be expected for any future period.
Our sites operate on leasehold property, and our inability to renew our leases on commercially acceptable terms or at all may adversely affect our business, financial condition or results of operations.
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
Our Sponsor and our Co-Founders beneficially owned approximately 97.5% of the combined voting power of our Class A common stock and Class B common stock as of December 31, 2024. Moreover, we nominated to our board of directors individuals designated by our Sponsor and our Co-Founders in accordance with the stockholders agreement we entered into in connection with our IPO. Our Sponsor and our Co-Founders retain the right to designate directors subject to the maintenance of certain ownership requirements in the Company. Even when our Sponsor and our Co-Founders cease to own shares of our stock representing a majority of the total voting power, for so long as our Sponsor and our Co-Founders continue to own a significant percentage of our stock, they will still be able to significantly influence or effectively control the composition of our board of directors and the approval of actions requiring stockholder approval through their voting power. Accordingly, for such period of time, our Sponsor and our Co-Founders will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, for so long as our Sponsor continues to own a significant percentage of our stock, our Sponsor will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of our company and ultimately might affect the market price of our Class A common stock. Furthermore, a change in ownership composition and control by our Sponsor and Co-Founders due to a strategic transaction or other equity event, including due to the eventual expiration of the ten-to-one voting rights applicable to shares of Class B common stock held by our Sponsor and Co-Founders, could materially impact the Company’s operations and your ownership of Class A common stock.
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our common stock prior to the completion of our IPO, and it may depress the trading price of our Class A common stock.
Our Class A common stock has one vote per share and our Class B common stock has ten votes per share. Our Sponsor and our Co-Founders held in the aggregate 97.5% of the combined voting power of our Class A common stock and our Class B common stock as of December 31, 2024. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. Each share of our Class B common stock may be convertible into one share of our Class A common stock at any time and will convert automatically upon certain transfers and upon the earlier of (i) June 10, 2028 and (ii) (x) with respect to our Sponsor, the first date on which the aggregate number of outstanding shares of our Class B common stock held by our Sponsor ceases to represent at least 5.0% of the aggregate number of our outstanding shares of common stock and (y) with respect to each Co-Founder, the first date on which the aggregate number of shares of our Class B common stock held by such Co-Founder ceases to represent at least 5.0% of the aggregate number of our outstanding shares of common stock. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. Furthermore, we cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock, in adverse publicity or other adverse consequences.
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
Our Sponsor and our Co-Founders are parties to a stockholders agreement and, as of the date of this Annual Report, beneficially own approximately 97.5% of the combined voting power of all classes of our stock entitled to vote generally in the election of directors. As a result, we are a “controlled company” within the meaning of Nasdaq corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies:
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

Additionally, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective internal control over financial reporting could adversely affect the results of annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our annual reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq.
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
Our operating and financial performance has at times in the past, and may again in the future, fail to meet guidance that we provide to the public, which we believe has caused and may in the future cause the market price of our Class A common stock to decline.
We have in the past and may, but are not obligated to, continue to provide public guidance on our expected operating and financial results for future periods. Any such guidance will consist of forward-looking statements subject to the risks and uncertainties described in this Annual Report and in our other public filings and public statements. At times our actual results have not been, and may in the future not always be, in line with or exceed any guidance we have provided, especially in times of economic uncertainty. If, in the future, our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our Class A common stock may decline. Even if we do issue public guidance, there can be no assurance that we will continue to do so in the future.
The market price of shares of our Class A common stock has been, and may continue to be, volatile and may decline regardless of our operating performance, which could cause the value of your investment to decline.
The market price of our Class A common stock has fluctuated significantly in response to numerous factors and may continue to be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. Additionally, purchases of our Class A common stock pursuant to our share purchase program, issuances of shares of our common stock pursuant to our equity plans and sales of our Class A common stock by us or our Sponsor or Co-Founders will affect the public float of our shares, and the impact of any such sales or repurchases on our stock price cannot be predicted with certainty. This market volatility, as well as general economic, market or political conditions, could reduce the market price of shares of our Class A common stock regardless of our operating performance. In addition, our operating results may fail to match our past performance and could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly operating results, any decision by significant clients to terminate or reduce our services (including failure to renew their contracts with us), additions or departures of key management personnel, failure to meet analysts’ earnings estimates, publication of research reports about our industry, the performance of direct and indirect competitors, technological advancements, including AI, that negatively impact our operating results, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, adverse publicity about the industries we participate in or individual scandals.
In the past, following periods of volatility in the overall market and the market price of a company’s securities, including as a result of reports published by short sellers, securities class action litigation has often been instituted against these companies. These reports from short sellers are designed to create negative market momentum in order to profit from a decline in the market price of our Class A common stock. Such litigation that has or may again in the future be instituted against us, as well as responding to reports published by short sellers or other speculation in the press or the investment community, has and could again in the future result in substantial costs and a diversion of our management’s attention and resources.

Because we have no current plans to pay cash dividends on our common stock, you may not receive any return on your investment unless you sell your Class A common stock for a price greater than that which you paid for it.
We have not previously paid any cash dividends and have no current plans to pay cash dividends. The declaration, amount and payment of any future dividends on shares of common stock will be at the sole discretion of our board of directors. Our board of directors may take into account general and economic conditions, our financial condition or results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us and such other factors as our board of directors may deem relevant. In addition, our ability to pay dividends is limited by our existing indebtedness and may be limited by covenants of other indebtedness we or our subsidiaries incur in the future. As a result, you may not receive any return on an investment in our Class A common stock unless you sell your shares of our Class A common stock for a price greater than that which you paid for them.
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
As of December 31, 2024 we had approximately 2,466,785,000 shares of Class A common stock and approximately 179,967,000 shares of Class B common stock authorized but unissued. Our amended and restated certificate of incorporation authorizes us to issue these shares of Class A and Class B common stock and options, rights, warrants and appreciation rights relating to Class A and Class B common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. As of December 31, 2024, we had 4,846,497 shares of Class A common stock issuable in respect of outstanding stock options granted under the 2019 Stock Incentive Plan and the 2021 Omnibus Incentive Plan with a weighted average exercise price of $18.58 per share. We also had 8,002,775 shares of Class A common stock issuable in respect of outstanding restricted stock units, including awards with market conditions, granted under the 2021 Omnibus Incentive Plan, subject to increase in accordance with the terms of the evergreen provision of such plan. Additionally, we have 6,206,554 shares of Class A common stock available for grant under our 2021 Omnibus Incentive Plan. Further, we have reserved 5,000,000 shares of Class A common stock under our Employee Stock Purchase Plan, approved by the stockholders in 2022. Any Class A or Class B common stock that we issue, including under current or future equity incentive plans, would dilute the percentage ownership held by the investors who purchase Class A common stock.
If we or our Sponsor or Co-Founders sell shares of our Class A common stock (including upon conversion of Class B common stock) or are perceived by the public markets as intending to sell them, the market price of our Class A common stock could decline.
We have filed registration statements on Form S-8 under the Securities Act to register shares of our Class A common stock issuable in respect of equity awards issued pursuant to our 2019 Stock Incentive Plan and our 2021 Omnibus Incentive Plan, and in the future, we may file additional Form S-8s to cover additional equity awards. We have also filed a Form S-3 under the Securities Act to register debt, equity and related securities, and we, or our Sponsor or Co-Founders as the selling shareholders named therein, may sell shares of Class A common stock pursuant to the Form S-3. Shares registered under such registration statements will be available for sale in the open market.
The sale of substantial amounts of shares of our Class A common stock (including upon conversion of our Class B common stock) in the public or private markets, or the perception that such sales could occur, could harm the prevailing market price of shares of our Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for you to sell your Class A common stock in the future at a time and at a price that you deem appropriate, if at all.

We have issued, and in the future may again issue, our securities in connection with investments or acquisitions. The amount of shares of our Class A common stock issued in connection with an investment or acquisition could constitute a material portion of our then outstanding shares of Class A common stock. As restrictions on resale end, the market price of our shares of Class A common stock could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of Class A common stock or other securities or to use our shares of Class A common stock as consideration for acquisitions of other businesses, investments or other corporate purposes.
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
Our amended and restated certificate of incorporation provides that, unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (i) derivative action or proceeding brought on behalf of our Company, (ii) action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, employee or stockholder of our Company to the Company or the Company’s stockholders, (iii) action asserting a claim against the Company or any current or former director or officer of the Company arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or our amended and restated bylaws, or (iv) action asserting a claim against us or any current or former director or officer of the Company governed by the internal affairs doctrine. Our amended and restated certificate of incorporation further provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the federal securities laws of the United States of America. Our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, any person or entity purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have provided consent to the forum provisions in our amended and restated certificate of incorporation. These choice-of-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable or convenient for disputes with the Company or the Company’s directors, officers, other employees or stockholders, which may discourage such lawsuits. However, we note that there is uncertainty as to whether a court would enforce our forum selection provisions and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. If a court were to find these provisions of our amended and restated certificate of incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations or result in a diversion of the time and resources of our management and board of directors.
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

To evaluate the adequacy of our cybersecurity program, we apply various assessment techniques, such as continuous asset audit, vulnerability management, external attack surface management, source code review, a bug bounty program, threat hunting, red-team exercises, and direct engagement with functional leaders. We routinely examine our cybersecurity defenses through automated and manual vulnerability scanning to identify and correct critical vulnerabilities. In addition, we conduct regular testing to evaluate our security posture and the adequacy of our policy as a whole. We compare our cybersecurity program against industry standards and established frameworks, such as the NIST and Center for Internet Security. Further, we engage in cyber incident simulation exercises executed by senior management and IT/Information Security personnel, involving hypothetical cybersecurity incidents to test our cyber incident response processes. In addition to the foregoing internal review of our cybersecurity program, we periodically engage independent third parties to assess the risks associated with our information technology resources and information assets. Among other things, these independent parties analyze the effectiveness of controls over information technology resources and conduct penetration tests and scanning exercises to assess the performance of our cybersecurity systems and processes for qualifications under recognized industry standards and for annual certification under Payment Card Industry Data Security Standard (PCI DSS), HITRUST, SOC 2 Type II, and ISO 27001. We memorialize our findings and review the results of these assessments with management and, where appropriate, our board of directors. Relevant modifications are incorporated into our cybersecurity framework to ensure that our systems functionally align with our cybersecurity strategies. Additionally, as the threat environment evolves, we have continued to refine our cybersecurity program in response to prior cyber incidents that have specifically impacted us, and that have more expansively impacted other companies; for example, we have recently instituted an incentive program for reporting of fraud threats and modified our employee training programs.
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
Our current DVP, Information Security has led the information security program at TaskUs for nine years, and has over a decade of prior experience in cybersecurity operations, risk assurance and internal audit. Additionally, he holds an MBA degree and multiple professional certifications including CISSP (certified information systems security professional), CISA (certified information systems auditor), CIA (certified internal auditor), CCSP (certified cloud security professional) and CRMA (certification in risk management assurance). The DVP, Information Security also leads our Information Security Council, which is composed of IT functional leads and is responsible for the quarterly review of cybersecurity risks and operations of the information security management system.

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
Item 2. Properties
As of December 31, 2024, we leased approximately 1.8 million square feet of office space around the world, including our designated corporate headquarters located in New Braunfels, Texas. Our leases usually have a range of expiration dates from two to five years, and typically include a renewal option for an additional term. We operate from time to time in temporary sites to accommodate growth before new sites are available. We lease all of our properties and do not own any real property. We intend to procure additional space in the future as we continue to add employees and expand geographically.
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
Holders of Record
As of December 31, 2024, there were 112 stockholders of record of our Class A common stock, and the closing price of our Class A common stock was $16.94 per share as reported on the Nasdaq. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of December 31, 2024, there were three stockholders of record of our Class B common stock.
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
Issuer Purchases of Equity Securities
During the three months ended December 31, 2024, our purchases of Class A common stock were as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
October 1, 2024 through October 31, 2024	184,200	$11.83	184,200	$39,640
November 1, 2024 through November 30, 2024	—	—	—	—
December 1, 2024 through December 31, 2024	—	—	—	—
Total	184,200	$11.83	184,200
(1)    On December 6, 2024, the Company announced a one-year extension of its share repurchase authorization, extending the previously authorized $200.0 million authorization through December 31, 2025. The share repurchase program was initially announced in September 2022 for up to $100.0 million of shares of our Class A common stock and capacity was increased to a total authorization of $200.0 million of shares of our Class A common stock (exclusive of any commissions, fees or excise taxes) in May 2023. Pursuant to our share repurchase program, we may repurchase shares of our Class A common stock from time to time through open market purchases, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. Open market repurchases are expected to be structured to occur within the pricing volume requirements of Rule 10b-18. The timing and total amount of stock repurchases will depend upon, business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, restrictions under the terms of our loan agreements and other relevant considerations. The repurchase program may be modified, suspended or discontinued at any time at the Company’s discretion and does not obligate the Company to acquire any amount of Class A common stock.
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
This Annual Report includes certain historical consolidated financial and other data for TaskUs, Inc. (“we,” “us,” “our” or the “Company”). The following discussion provides a narrative of our financial condition and results of operations for the fiscal year ended December 31, 2024 compared to the fiscal year ended December 31, 2023. A discussion regarding our financial condition and results of operations for the fiscal year ended December 31, 2023 compared to the fiscal year ended December 31, 2022 can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 8, 2024, which is incorporated herein by reference.
Overview
We are a provider of outsourced digital services and next-generation customer experience to the world’s most innovative companies, helping our clients represent, protect and grow their brands. We serve our clients by supporting their end customers’ urgent needs, helping them navigate an increasingly complex compliance landscape, handling sensitive tasks, including online content moderation, and enabling artificial intelligence technology and automation. As of December 31, 2024, we supported approximately 200 clients spanning established and emerging industry sectors, including social media, e-commerce, gaming, streaming media, food delivery and ride-sharing, technology, financial services, and healthcare.
Our global, omnichannel delivery model is focused on providing our clients three key services – Digital Customer Experience (“Digital CX”), Trust + Safety, and Artificial Intelligence (“AI”) Services. 87% of our revenue for the year ended December 31, 2024 was delivered from non-voice, digital channels or omnichannel services which allow us to utilize resources efficiently, thereby driving higher profitability.
We have designed our platform to enable us to rapidly scale and benefit from our clients’ growth. We believe our ability to deliver “ridiculously good” outsourcing will enable us to continue growing our client base. We use our strong reputation and expertise serving the digital economy to attract new innovators and enterprise-class brands looking to transform.
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
Business Highlights
During 2024, we supported both new and existing clients as they navigated an uncertain global macroeconomic environment. We expanded our client portfolio, winning 39 new clients in 2024 and achieving a 45% new client win rate, and increasing the scope of services provided to our current clients, with 63 current clients signing new statements of work. While continuing investments in resources and technology to achieve our goal of returning to growth following a challenging year in 2023, we maintained our focus on cost optimization, profit margins and cash generation. We also made new investments in technology and talent in support of our goal of leading the industry in the implementation of generative AI-enabled tools, to deliver the next generation of specialized and customer experience services.

2024 Developments
Return to Revenue Growth
During 2024, we have seen some of the challenges and market uncertainty we faced in 2023 begin to subside. Through our continued focus on partnering with our clients and strategic investments we have made in sales and marketing, including our focus on landing enterprise clients and cross-selling our specialized services, we achieved revenue growth of 7.6% for the the year ended December 31, 2024 compared to a revenue decline of 3.8% for the year ended December 31, 2023. This acceleration of revenue growth requires additional investments in operations, facilities, hiring and training. Additionally, we have seen an increase in pricing pressure as our clients remain focused on cost reduction and competitors reduce their rates. While we believe we are a premium provider of specialized services, we have and expect to continue to price our services competitively in order to achieve above market growth rates and take share from our competitors. These factors may impact our margins and cash flow.
Recent Financial Highlights
For the year ended December 31, 2024, we recorded service revenue of $995.0 million, a 7.6% increase from $924.4 million for the year ended December 31, 2023.
For the year ended December 31, 2024, we recorded net income of $45.9 million consistent with $45.7 million for the year ended December 31, 2023, due primarily to higher revenue growth and higher interest income, mostly offset by higher cost of services and certain litigation costs. Adjusted Net Income for the year ended December 31, 2024 decreased 6.2% to $118.7 million from $126.5 million for the year ended December 31, 2023. Adjusted EBITDA for the year ended December 31, 2024 decreased 5.0% to $209.9 million from $220.8 million for the year ended December 31, 2023. For definitions and reconciliations to net income, the most directly comparable measure in accordance with GAAP, see "—Non-GAAP Financial Measures below."
Our operating results in any period are not necessarily indicative of the results that may be expected for any future period.
Trends and Factors Affecting our Performance
There are a number of key factors and trends affecting our results of operations.
New client wins and growing with our current clients
We won 39 new clients in 2024, and we achieved a 45% new client win rate for every dollar of new client opportunities we pursued. As our clients grow in size and the complexity of their outsourcing needs increases, we believe we have an opportunity to increase the addressable spend available to TaskUs through enhanced penetration of current services as well as cross-selling new services. We continue to see meaningful opportunities from recent industry consolidation as clients diversify their vendor networks. We are focused on capturing a larger share of their demand for specialized services that support and protect their brands. In 2024, 63 current clients signed new statements of work with us. As of December 31, 2024, we supported approximately 200 of the world’s leading companies and generated revenue in excess of $1.0 million from 102 of these clients during 2024. We also made progress on our strategic goal of cross-selling our suite of specialized services to our client base, increasing the number of clients using more than one service line by 16% year-over-year to 64 clients.
Expanded service offerings
We watch trends and work closely with current and potential clients to develop offerings that we believe align with our core competencies and present an attractive market opportunity. This approach has earned us the opportunity to support some of the most innovative companies and has enabled significant expansion opportunities with large global enterprises. We continue to implement generative AI into our offerings, augmenting the support our talented teammates provide to meaningfully improve client outcomes and operational efficiencies, as well as supporting clients with the creation and tuning of AI algorithms and training AI models to align them with human values and protect marketplaces against adverse effects of generative AI outputs. Within Digital Customer Experience, we are deploying generative AI solutions to improve customer experiences and help our clients operate more efficiently to grow their business, including through our expanded sales and customer acquisition services. Within Trust + Safety, we have seen an increase in client demand for our Financial Crimes + Compliance services where we leverage a combination of data analytics, technology and human expertise to reduce regulatory compliance risk and detect and prevent activities that could involve money laundering, fraud, or other financial crimes.
Expanding geographically
We expanded our presence to 28 sites in 12 countries as of December 31, 2024. During 2024, we significantly increased our Headcount outside of the U.S., the Philippines and India (the “Rest of World”) from approximately 6,000 employees as of December 31, 2023 to approximately 8,700 as of December 31, 2024, with particularly strong growth in Colombia and Greece.

We plan to continue expanding our geographic footprint to drive growth with both existing and new clients, which may result in one-time costs that may impact profitability.
As we enter new geographies and make new capabilities available, clients may elect to move current work with TaskUs from one geography to another to optimize cost or provide additional business continuity to their operations. This allows us to serve our clients better in the long term in most cases and deepens our relationship as we tend to grow and operate over multiple geographies with our larger clients over time as they grow. As of December 31, 2024, we supported 83 clients from more than one geography, an increase of 32% year-over-year. These changes in geographic mix may result in fluctuations in revenue and cost of service which are driven by the geography in which the work is being performed. These fluctuations align with our business model, which aims to deliver service out of the optimal geography for our clients. These fluctuations might be especially noticeable in a particular service line or geography on a period over period basis.
Cost management and financial flexibility
During the year ended December 31, 2024, we continued to focus on cost management and financial flexibility. We reviewed our cost structure and invested in process and technology improvements in order to drive efficiencies across functions. While we incurred certain costs associated with these activities, including severance in some cases, we believe these actions will have long-term benefits to the goal of enabling our future growth and profitability.
In 2024, our cost management activities enabled us to make investments in growth including resources in sales and marketing, global delivery locations, and the deployment of technologies. Our technology investments include the implementation of TaskGPT, our suite of generative AI-enabled tools which allow our teammates to drive increased efficiency, quality, and customer satisfaction. We also increased our investments in industry and service line expertise and operational excellence. We believe this combination of technology, expertise, and our well-trained teammates is a critical part of what makes us the provider of choice for our clients.
We generated net cash flow from operating activities of $138.9 million and Free Cash Flow of $99.8 million, respectively, resulting in an increase of cash and cash equivalents of $66.4 million, while reducing our debt. As of December 31, 2024, we had cash and cash equivalents totaling $192.2 million and $190.0 million of borrowing availability under the 2022 Revolving Credit Facility, which we believe positions us well to continue investing in our future growth and profitability.
Hiring and retention of employees
In order to efficiently and effectively provide services to our clients, we must be able to quickly hire, train and retain employees. We offer our employees competitive wages with annual increases and also invest in their well-being. Our employee benefits and employee engagement costs may vary from period to period based on employee participation. We seek to retain sufficient employees to serve our clients’ increasing business needs and position ourselves for growth. We believe our focus on employee culture leads to lower employee attrition levels. Apart from driving our high client satisfaction and retention metrics, lower employee attrition leads to lower hiring and training costs and higher employee productivity. The voluntary attrition rate for employees who were employed by TaskUs for more than 180 days was 22.2% for the year ended December 31, 2024.
Key Components of Our Results of Operations
Service Revenue
We derive revenues from the following three service offerings:
•Digital Customer Experience: Principally consists of omnichannel customer care services, primarily delivered through digital (non-voice) channels. Also included in this offering are learning experience and sales and customer acquisition services.
•Trust + Safety: Principally consists of monitoring, reviewing and managing user and advertiser-generated content on online platforms to ensure it complies with community guidelines, legal regulations and platform specific policies. Also included in this offering are our services for risk management, compliance, identity management and fraud.
•AI Services: Principally consists large language model support and high-quality data labeling services, annotation, context relevance and transcription services performed for the purpose of training and tuning machine learning algorithms, enabling them to develop cutting-edge AI systems.
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

Operating expenses
Cost of services
Cost of services consists primarily of costs related to delivery of services, and consists primarily of personnel costs like salaries and wages, stock-based compensation expense and employee welfare. Additionally, cost of services includes expenses related to sites and technology, recruiting, professional development and employee engagement costs that can be directly attributed to the delivery of services.
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
Other income, net
Other income, net primarily consists of gains and losses resulting from the remeasurement of U.S.-denominated accounts to foreign currency, gains and losses resulting from changes in the fair value of our foreign currency exchange rate forward contracts which are not designated as hedging instruments, as well as interest income.
Financing expenses
Financing expenses primarily consist of interest expenses related to our term loan as well as commitment fees related to the undrawn revolving credit facility.
Provision for income taxes
Provision for income taxes consists primarily of income taxes related to U.S. federal and state income taxes and income taxes in foreign jurisdictions in which we conduct business.

Results of Operations
Comparison of the Years Ended December 31, 2024 and 2023
The following table sets forth certain historical consolidated financial information for the years ended December 31, 2024 and 2023:

	Year ended December 31,		Period over Period Change
(in thousands)	2024	2023	($)	(%)
Service revenue	$994,985	$924,365	$70,620	7.6%
Operating expenses:
Cost of services	602,898	538,745	64,153	11.9%
Selling, general, and administrative expense	239,585	228,523	11,062	4.8%
Depreciation	40,223	40,391	(168)	(0.4)%
Amortization of intangible assets	19,935	20,346	(411)	(2.0)%
Loss (gain) on disposal of assets	(80)	1,322	(1,402)	NM
Total operating expenses	902,561	829,327	73,234	8.8%
Operating income	92,424	95,038	(2,614)	(2.8)%
Other income, net	(3,306)	(1,711)	(1,595)	93.2%
Financing expenses	21,549	21,717	(168)	(0.8)%
Income before income taxes	74,181	75,032	(851)	(1.1)%
Provision for income taxes	28,311	29,342	(1,031)	(3.5)%
Net income	$45,870	$45,690	$180	0.4%
NM: not meaningful
Service revenue
Service revenue by service offering
The following table presents the breakdown of our service revenue by service offering for each period:

	Year ended December 31,		Period over Period Change
(in thousands)	2024	2023	($)	(%)
Digital Customer Experience	$611,837	$605,943	$5,894	1.0%
Trust + Safety	248,041	186,742	61,299	32.8%
AI Services	135,107	131,680	3,427	2.6%
Service revenue	$994,985	$924,365	$70,620	7.6%
Digital Customer Experience was primarily driven by an increase from new clients, including Financial Services, Healthcare and Professional Services + Industry. This increase was mostly offset by a decrease from existing clients, including On Demand Travel + Transportation and Entertainment + Gaming, partially offset by an increase in Financial Services.
Trust + Safety was primarily driven by an increase from existing clients, including Social Media and Financial Services.
AI Services was primarily driven by an increase from new clients, including Professional Services + Industry, Technology and Social Media. This increase was partially offset by a decrease from existing clients, including On Demand Travel + Transportation, partially offset by Technology.

Service revenue by delivery geography
We deliver our services from multiple locations around the world; however, the majority of our service revenues are derived from contracts that require payment in United States dollars, regardless of whether the clients are located in the United States.
The following table presents the breakdown of our service revenue by geographical location, based on where the services are provided:

	Year ended December 31,		Period over Period Change
(in thousands)	2024	2023	($)	(%)
Philippines	$563,032	$511,298	$51,734	10.1%
United States	117,773	148,708	(30,935)	(20.8)%
India	123,804	115,777	8,027	6.9%
Rest of World	190,376	148,582	41,794	28.1%
Service revenue	$994,985	$924,365	$70,620	7.6%
Philippines: Trust + Safety contributed 6.6% of the total increase primarily driven by clients in Social Media and Financial Services. Digital Customer Experience contributed 4.0% of the total increase primarily driven by clients in Financial Services, Technology and Healthcare, partially offset by clients in Retail + E-Commerce. AI Services reduced 0.5% of the total increase primarily driven by clients in Social Media.
United States: Digital Customer Experience contributed 23.5% of the total decrease primarily driven by clients in On Demand Travel + Transportation, Entertainment + Gaming, Technology, Social Media, Healthcare and Retail + E-Commerce. Trust + Safety reduced 2.7% of the total decrease primarily driven by clients in Social Media and On Demand Travel + Transportation. AI Services was flat driven by a decrease in clients in On Demand Travel + Transportation, mostly offset by clients in Social Media.
India: Trust + Safety contributed 7.6% of the total increase primarily driven by clients in Social Media, On Demand Travel + Transportation and Retail + E-Commerce. AI Services contributed 4.2% of the total increase primarily driven by clients in Professional Services + Industry and Social Media. Digital Customer Experience reduced 4.9% of the total increase primarily driven by clients in On Demand Travel + Transportation, partially offset by clients in Retail + E-Commerce.
Rest of World: Digital Customer Experience contributed 17.6% of the total increase primarily driven by clients in Financial Services, Professional Services + Industry, On Demand Travel + Transportation and Technology. Trust + Safety contributed 9.9% of the total increase primarily driven by clients in Social Media and Financial Services. AI Services contributed 0.6% of the total increase primarily driven by clients in Technology. Growth in the Rest of World was driven by Colombia, Greece and Mexico.
Operating expenses
Cost of services
The increase was primarily driven by higher personnel costs of $46.4 million associated with increased headcount. The remaining increase included facilities and related costs associated with site expansion and recruiting costs to prepare for accelerating growth.
Selling, general, and administrative expense
The increase was primarily driven by certain litigation costs of $15.4 million. This increase was partially offset by lower personnel costs of $2.9 million, due primarily to a reduction in stock-based compensation expense of $9.9 million, as well as earn-out consideration of $7.9 million, partially offset by an increase in headcount and bonus, associated with higher revenue attainment.
Loss (gain) on disposal of assets
The change was associated with optimizing our footprint in 2023, resulting in exiting certain sites in the United States and the Philippines.
Other income, net
Increase is due primarily to higher interest income. This increase was partially offset by changes driven by our exposure to foreign currency exchange risk resulting from our operations in foreign geographies, offset by economic hedges using foreign currency exchange rate forward contracts. See Part II, Item 7A., "Quantitative and Qualitative Disclosures About Market Risk" in this Annual Report for additional information on how foreign currency impacts our financial results.

Financing expense
Changes in financing expense are primarily driven by changes in the rate of SOFR used to calculate the interest rate of our debt, as well as quarterly payments. See “—Liquidity and Capital Resources—Indebtedness—2022 Credit Agreement” for additional information.
Provision for income taxes
Our effective tax rate for the years ended December 31, 2024 and 2023 was 38.2% and 39.1%, respectively. Costs related to the issuance of stock-based compensation, the acquisition of heloo, litigation costs and severance within the provision for income taxes calculation are adjusted for Non-GAAP purposes. If those costs are removed, the provision for income taxes would have been $35.0 million and $33.7 million and the effective tax rate would have been 26.4% and 24.5% for the years ended December 31, 2024 and December 31, 2023, respectively.
Revenue by Top Clients
The table below sets forth the percentage of our total service revenue derived from our largest clients for the years ended December 31, 2024 and 2023:

	Year ended December 31,
	2024	2023
Top ten clients	56%	55%
Top twenty clients	68%	68%
For the years ended December 31, 2024 and 2023, we generated 22% and 19%, respectively, of our service revenue from our largest client.
Many of our clients are part of the rapidly growing digital economy and they rely on our suite of digital solutions to drive their continued success. For our existing clients, we benefit from our ability to cross sell new solutions and provide service in multiple geographies, further deepening our entrenchment. We continue to identify and target high growth industry verticals and clients. Our strategy is to win new clients and further grow with our existing ones in order to achieve meaningful client and revenue diversification over time.
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
Key Operational Metrics
We regularly monitor the below operating metrics in order to measure our current performance and estimate our future performance:

	Year ended December 31,
	2024	2023
Headcount (approx. at period end)(1)	59,000	48,200
Net revenue retention rate(2)	102%	89%
(1)“Headcount” refers to the total number of TaskUs teammates globally as of the end of a given measurement period. As of December 31, 2024 and 2023, our Headcount included approximately 150 and 350, respectively, of contractor and agency teammates who support our heloo operations.
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
Non-GAAP Financial Measures
We use Adjusted Net Income, Adjusted Earnings Per Share (“EPS”), EBITDA, Adjusted EBITDA, Free Cash Flow and Conversion of Adjusted EBITDA to Free Cash Flow, as key measures to assess the performance of our business.

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
The following table reconciles net income, the most directly comparable GAAP measure, to Adjusted Net Income for the years ended December 31, 2024 and 2023:

	Year ended December 31,		Period over Period Change
(in thousands, except %)	2024	2023	($)	(%)
Net income	$45,870	$45,690	$180	0.4%
Amortization of intangible assets	19,935	20,346	(411)	(2.0)%
Transaction costs(1)	—	245	(245)	(100.0)%
Earn-out consideration(2)	—	7,863	(7,863)	(100.0)%
Foreign currency losses(3)	1,302	431	871	202.1%
Loss (gain) on disposal of assets	(80)	1,322	(1,402)	NM
Severance costs(4)	487	1,852	(1,365)	(73.7)%
Litigation costs(5)	15,423	—	15,423	100.0%
Stock-based compensation expense(6)	42,391	53,179	(10,788)	(20.3)%
Tax impacts of adjustments(7)	(6,644)	(4,386)	(2,258)	51.5%
Adjusted Net Income	$118,684	$126,542	$(7,858)	(6.2)%
Net Income Margin(8)	4.6%	4.9%
Adjusted Net Income Margin(8)	11.9%	13.7%
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
(7) Represents tax impacts of adjustments to net income which resulted in a tax benefit during the period, including stock-based compensation, the acquisition of heloo, litigation costs and severance. After these adjustments, we applied a non-GAAP effective tax rate of 26.4% and 24.5% for the year ended December 31, 2024 and 2023, respectively, to non-GAAP income before income taxes.
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
The following table reconciles GAAP diluted EPS, the most directly comparable GAAP measure, to Adjusted EPS for the years ended December 31, 2024 and 2023:

	Year ended December 31,
	2024	2023
GAAP diluted EPS	$0.50	$0.48
Per share adjustments to net income(1)	0.79	0.84
Adjusted EPS	$1.29	$1.32

Weighted-average common stock outstanding – diluted	92,304,270	96,173,071
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

The following table reconciles net income, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the years ended December 31, 2024 and 2023:

	Year ended December 31,		Period over Period Change
(in thousands, except %)	2024	2023	($)	(%)
Net income	$45,870	$45,690	$180	0.4%
Provision for income taxes	28,311	29,342	(1,031)	(3.5)%
Financing expenses	21,549	21,717	(168)	(0.8)%
Depreciation	40,223	40,391	(168)	(0.4)%
Amortization of intangible assets	19,935	20,346	(411)	(2.0)%
EBITDA	155,888	157,486	(1,598)	(1.0)%
Transaction costs(1)	—	245	(245)	(100.0)%
Earn-out consideration(2)	—	7,863	(7,863)	(100.0)%
Foreign currency losses(3)	1,302	431	871	202.1%
Loss (gain) on disposal of assets	(80)	1,322	(1,402)	NM
Severance costs(4)	487	1,852	(1,365)	(73.7)%
Litigation costs(5)	15,423	—	15,423	100.0%
Stock-based compensation expense(6)	42,391	53,179	(10,788)	(20.3)%
Interest income(7)	(5,544)	(1,581)	(3,963)	250.7%
Adjusted EBITDA	$209,867	$220,797	$(10,930)	(5.0)%
Net Income Margin(8)	4.6%	4.9%
Adjusted EBITDA Margin(8)	21.1%	23.9%
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
(7) Represents interest earned on short-term savings, time-deposit and money market funds.
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
The following table reconciles net cash provided by operating activities, the most directly comparable GAAP measure, to Free Cash Flow for the years ended December 31, 2024 and 2023:

	Year ended December 31,
	2024	2023
Net cash provided by operating activities	$138,888	$143,670
Purchase of property and equipment	(39,104)	(30,995)
Free Cash Flow	$99,784	$112,675
Conversion of Adjusted EBITDA to Free Cash Flow(1)	47.5%	51.0%
(1) Conversion of Adjusted EBITDA to Free Cash Flow represents Free Cash Flow divided by Adjusted EBITDA.

Liquidity and Capital Resources
As of December 31, 2024, our principal sources of liquidity were cash and cash equivalents totaling $192.2 million, which were held for working capital purposes, as well as the available balance of our 2022 Credit Facilities, described further below. Historically, we have made investments in supporting the growth of our business, which were enabled in part by our positive cash flows from operations during these periods. We expect to continue to make similar investments in the future.
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
On December 6, 2024, the Company announced a one-year extension of its share repurchase authorization, extending the previously authorized $200.0 million authorization through December 31, 2025. The share repurchase program was initially announced in September 2022 for up to $100.0 million of shares of our Class A common stock and capacity was increased to a total authorization of $200.0 million of shares of our Class A common stock (exclusive of any commissions, fees or excise taxes) in May 2023. Pursuant to our share repurchase program, we may repurchase shares of our Class A common stock from time to time through open market purchases, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. Open market purchases are expected to be structured to occur within the pricing volume requirements of Rule 10b-18. The timing and total amount of stock repurchases will depend upon, business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, restrictions under the terms of our loan agreements and other relevant considerations. The repurchase program may be modified, suspended or discontinued at any time at the Company’s discretion and does not obligate the Company to acquire any amount of Class A common stock. During the year ended December 31, 2024, we repurchased 1,527,354 shares of our Class A common stock under the share repurchase program for $17.6 million, which we funded principally with available cash. As of December 31, 2024, approximately $39.6 million remained available for share repurchases under our share repurchase program.
Indebtedness
As of December 31, 2024, our total indebtedness, net of debt financing fees was $256.2 million.

2022 Credit Agreement
On September 7, 2022, we entered into a credit agreement (the “2022 Credit Agreement”) with both new and existing lenders which amended and restated the 2019 Credit Agreement. The 2022 Credit Agreement includes a $270.0 million term loan (the "2022 Term Loan Facility") and a $190.0 million revolving credit facility (the "2022 Revolving Credit Facility" and, together with the 2022 Term Loan Facility, the “2022 Credit Facilities”). The proceeds of the 2022 Term Loan Facility were used to repay all borrowings under the 2019 Credit Agreement, to pay related fees and expenses and for general corporate purposes. The Revolving Credit Facility includes a letter of credit sub-facility of up to $15.0 million, and the 2022 Credit Facilities include an uncommitted incremental facility, which, subject to certain conditions, would provide for additional term loan facilities, an increase in commitments under the Term Loan Facility and/or an increase in commitments under the Revolving Credit Facility, in an aggregate amount of up to $268.8 million (which may increase based on LTM Consolidated EBITDA (as defined in the 2022 Credit Agreement)) plus additional amounts based on achievement of a certain consolidated total net leverage ratio.
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
The 2022 Revolving Credit Facility provides us with access to a $15.0 million letter of credit facility and a $15.0 million swing line facility, each of which, to the extent used, reduces borrowing availability under the 2022 Revolving Credit Facility. The 2022 Revolving Credit Facility terminates on September 7, 2027. As of December 31, 2024, we had no balance outstanding and $190.0 million of borrowing availability under the 2022 Revolving Credit Facility.
Borrowings under the 2022 Credit Agreement, with the exception of swing line borrowings, bear interest, at our option, either at (i) an adjusted Term Secured Overnight Financing Rate (“SOFR rate”) plus a margin of 2.25% per annum, subject to a SOFR rate floor of 0.00% or (ii) an alternative base rate plus a margin of 1.25% per annum, subject to an alternative base rate floor of 1.00%. Any borrowings under the swing line will be subject to the base rate. The 2022 Revolving Credit Facility also requires a commitment fee of 0.40% per annum of undrawn commitments to be paid quarterly in arrears. We have elected to pay interest on borrowings under the 2022 Term Loan Facility based on the SOFR rate. The interest rate in effect for the 2022 Term Loan Facility as of December 31, 2024 was 6.679% per annum.
The 2022 Credit Agreement contains a financial covenant requiring compliance with a maximum total net leverage ratio and certain other covenants, including, among other things, covenants restricting additional borrowings, investments (including acquisitions) and distributions. We were in compliance with all debt covenants as of December 31, 2024. Substantially all assets of our direct wholly owned subsidiary TU MidCo, Inc., its wholly owned subsidiary TU BidCo, Inc. and its material wholly owned domestic subsidiaries are pledged as collateral under the 2022 Credit Agreement, subject to certain customary exceptions.
See Note 8, “Long-Term Debt” in the Notes to Consolidated Financial Statements included in this Annual Report for additional information regarding our debt.
Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated:

	Year ended December 31,
(in thousands)	2024	2023
Net cash provided by operating activities	$138,888	$143,670
Net cash used in investing activities	(39,104)	(31,995)
Net cash used in financing activities	(25,176)	(119,085)

Operating Activities
Net cash provided by operating activities for the year ended December 31, 2024 was $138.9 million compared to net cash provided by operating activities of $143.7 million for the year ended December 31, 2023. Net cash provided by operating activities for the year ended December 31, 2024 reflects net income of $45.9 million, as well as the add back for non-cash charges totaling $90.9 million, primarily driven by $41.8 million in stock-based compensation expense, $40.2 million of depreciation and $19.9 million of amortization of intangible assets, partially offset by deferred taxes of $10.9 million. These changes were partially offset by changes in operating assets and liabilities of $2.1 million. Net cash provided by operating activities for the year ended December 31, 2023 reflects net income of $45.7 million, as well as the add back for non-cash charges totaling $110.0 million, primarily driven by $52.8 million in stock-based compensation expense, $40.4 million of depreciation and $20.3 million of amortization of intangible assets, partially offset by deferred taxes of $8.0 million. These changes were partially offset by changes in operating assets and liabilities of $12.1 million.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2024 was $39.1 million compared to net cash used in investing activities of $32.0 million for the year ended December 31, 2023. The increase was primarily due to higher site build-out costs and purchases of technology and computers for replacements and to support revenue growth, partially offset by the investment in loan receivable in 2023.
Financing Activities
Net cash used in financing activities for the year ended December 31, 2024 was $25.2 million compared to net cash used in financing activities of $119.1 million for the year ended December 31, 2023. The decrease was due primarily to lower payments to acquire shares under our share repurchase agreement.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2024:

	Payments Due by Period
(in thousands)	Total	Current	Noncurrent
Long-term debt obligations	$257,176	$15,188	$241,988
Operating lease obligations	54,900	18,421	36,479
Technology solution obligations	40,330	17,869	22,461
Total	$352,406	$51,478	$300,928
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
Foreign Currency Risk
Our exposure to market risk arises principally from exchange rate risk. Although substantially all of our revenues are denominated in U.S. dollars, a substantial portion of our expenses were incurred and paid in the Philippine peso, Indian rupee, Mexican peso, and the Colombian peso in the year ended December 31, 2024. We also incur expenses in U.S. dollars, and currencies of the other countries in which we have operations. The exchange rates among the Philippine peso, Indian rupee, Mexican peso, Colombian peso and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future.

The following table presents a summary of foreign currency exchange rates and changes for the periods indicated:

	Philippine Peso	Indian Rupee	Mexican Peso	Colombian Peso
Average exchange rate against the U.S. dollar
Year ended December 31, 2024	57.28	83.67	18.31	4,072.86
Year ended December 31, 2023	55.61	82.58	17.74	4,325.15
Depreciation (appreciation)	3.0%	1.3%	3.2%	(5.8)%
Based on our level of operations during the year ended December 31, 2024, and excluding any forward contract arrangements that we had in place during that period, a 10% appreciation (depreciation) of each foreign currency against the U.S. dollar would have increased (decreased) our expenses incurred and paid in that foreign currency as follows:

(in thousands)	Philippine Peso	Indian Rupee	Mexican Peso	Colombian Peso
10% appreciation	$40,123	$10,492	$4,396	$7,305
10% depreciation	$(32,828)	$(8,585)	$(3,597)	$(5,977)
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
See Note 5, “Forward Contracts” in the Notes to Consolidated Financial Statements included in this Annual Report for additional information regarding our forward contracts.
Interest Rate Risk
Our exposure to market risk is influenced by the changes in interest rates paid on any outstanding balance on our borrowings, mainly under our 2022 Credit Facilities. All of our borrowings outstanding under the 2022 Credit Facilities as of December 31, 2024 accrue interest at SOFR plus 2.25%. Our total principal balance outstanding as of December 31, 2024 was $257.2 million. Based on the outstanding balances and interest rates under the 2022 Credit Facilities as of December 31, 2024, a hypothetical 10% increase or decrease in SOFR would cause an increase or decrease in interest expense of $1.1 million over the next 12 months.
Credit Risk
As of December 31, 2024, we had accounts receivable, net of allowance for credit losses, of $199.0 million, of which $60.1 million was owed by two of our clients. Collectively, these clients represented 30% of our gross accounts receivable as of December 31, 2024.

Item 8. Financial Statements and Supplementary Data
TASKUS, INC.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
TaskUs, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of TaskUs, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
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
Los Angeles, California
March 6, 2025

TASKUS, INC.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$192,166	$125,776
Accounts receivable, net of allowance for credit losses of $1,299 and $1,978, respectively	198,996	176,812
Income tax receivable	912	2,021
Prepaid expenses and other current assets	43,278	23,909
Total current assets	435,352	328,518
Noncurrent assets:
Property and equipment, net	66,775	68,893
Operating lease right-of-use assets	47,334	44,326
Deferred tax assets	8,431	4,857
Intangibles	172,525	192,958
Goodwill	216,791	218,108
Other noncurrent assets	6,090	6,542
Total noncurrent assets	517,946	535,684
Total assets	$953,298	$864,202
Liabilities and Shareholders’ Equity
Liabilities:
Current liabilities:
Accounts payable and accrued liabilities	$53,403	$26,054
Accrued payroll and employee-related liabilities	54,160	40,291
Current portion of debt	14,809	8,059
Current portion of operating lease liabilities	16,087	15,872
Current portion of income tax payable	9,839	7,451
Deferred revenue	3,727	4,077
Total current liabilities	152,025	101,804
Noncurrent liabilities:
Income tax payable	6,496	4,621
Long-term debt	241,357	256,166
Operating lease liabilities	32,946	31,475
Accrued payroll and employee-related liabilities	6,425	3,978
Deferred tax liabilities	17,046	25,214
Other noncurrent liabilities	84	233
Total noncurrent liabilities	304,354	321,687
Total liabilities	456,379	423,491
Commitments and Contingencies (See Note 10)
Shareholders’ equity:
Class A common stock, $0.01 par value. Authorized 2,500,000,000; 33,215,441 issued and 19,891,464 outstanding and 30,522,570 issued and 18,725,947 outstanding, respectively	332	305
Class B convertible common stock, $0.01 par value. Authorized 250,000,000; 70,032,694 and 70,032,694 shares issued and outstanding, respectively	700	700
Additional paid-in capital	726,917	683,117
Accumulated deficit	(44,114)	(89,984)
Accumulated other comprehensive loss	(25,389)	(9,551)
Treasury stock, at cost with 13,323,977 and 11,796,623 shares, respectively	(161,527)	(143,876)
Total shareholders’ equity	496,919	440,711
Total liabilities and shareholders’ equity	$953,298	$864,202
See accompanying notes to consolidated financial statements.

TASKUS, INC.
Consolidated Statements of Income
(in thousands, except share and per share data)

	Year ended December 31,
	2024	2023	2022
Service revenue	$994,985	$924,365	$960,489
Operating expenses:
Cost of services	602,898	538,745	558,761
Selling, general, and administrative expense	239,585	228,523	260,003
Depreciation	40,223	40,391	37,915
Amortization of intangible assets	19,935	20,346	19,882
Loss (gain) on disposal of assets	(80)	1,322	31
Total operating expenses	902,561	829,327	876,592
Operating income	92,424	95,038	83,897
Other expense (income), net	(3,306)	(1,711)	7,443
Financing expenses	21,549	21,717	11,921
Income before income taxes	74,181	75,032	64,533
Provision for income taxes	28,311	29,342	24,111
Net income	$45,870	$45,690	$40,422
Net income per common share:
Basic	$0.52	$0.49	$0.41
Diluted	$0.50	$0.48	$0.39
Weighted-average number of common shares outstanding:
Basic	88,912,835	93,938,931	97,815,679
Diluted	92,304,270	96,173,071	102,603,179
See accompanying notes to consolidated financial statements.

TASKUS, INC.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year ended December 31,
	2024	2023	2022
Net income	$45,870	$45,690	$40,422
Unrealized loss on derivative contracts, net	(3,333)	—	—
Retirement benefit reserves, net	(551)	790	(98)
Foreign currency translation adjustment	(11,954)	306	(8,386)
Comprehensive income	$30,032	$46,786	$31,938
See accompanying notes to consolidated financial statements.

TASKUS, INC.
Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)

	Capital stock and additional paid-in capital					Accumulated deficit	Accumulated other comprehensive loss			Total shareholders’ equity
	Class A common stock		Class B convertible common stock		Additional paid-in capital			Treasury stock
	Shares	Amount	Shares	Amount				Shares	Amount
Balance as of December 31, 2021	27,431,264	$275	70,032,694	$700	$556,418	$(176,096)	$(2,163)	—	$—	$379,134
Issuance of common stock for settlement of equity awards	1,819,740	18	—	—	3,460	—	—	—	—	3,478
Shares withheld related to net share settlement	(193,456)	(2)	—	—	(4,143)	—	—	—	—	(4,145)
Shares issued in acquisition of heloo	200,103	2	—	—	7,194	—	—	—	—	7,196
Repurchase of common stock	—	—	—	—	—	—	—	1,649,931	(30,967)	(30,967)
Stock-based compensation expense	—	—	—	—	68,979	—	—	—	—	68,979
Net income	—	—	—	—	—	40,422	—	—	—	40,422
Other comprehensive loss	—	—	—	—	—	—	(8,484)	—	—	(8,484)
Balance as of December 31, 2022	29,257,651	$293	70,032,694	$700	$631,908	$(135,674)	$(10,647)	1,649,931	$(30,967)	$455,613
Issuance of common stock for settlement of equity awards	1,453,010	13	—	—	618	—	—	—	—	631
Shares withheld related to net share settlement	(188,091)	(1)	—	—	(2,168)	—	—	—	—	(2,169)
Repurchase of common stock	—	—	—	—	—	—	—	10,146,692	(112,909)	(112,909)
Stock-based compensation expense	—	—	—	—	52,759	—	—	—	—	52,759
Net income	—	—	—	—	—	45,690	—	—	—	45,690
Other comprehensive income	—	—	—	—	—	—	1,096	—	—	1,096
Balance as of December 31, 2023	30,522,570	$305	70,032,694	$700	$683,117	$(89,984)	$(9,551)	11,796,623	$(143,876)	$440,711
Issuance of common stock for settlement of equity awards	3,008,312	30	—	—	6,231	—	—	—	—	6,261
Shares withheld related to net share settlement	(315,441)	(3)	—	—	(4,252)	—	—	—	—	(4,255)
Repurchase of common stock	—	—	—	—	—	—	—	1,527,354	(17,651)	(17,651)
Stock-based compensation expense	—	—	—	—	41,821	—	—	—	—	41,821
Net income	—	—	—	—	—	45,870	—	—	—	45,870
Other comprehensive loss	—	—	—	—	—	—	(15,838)	—	—	(15,838)
Balance as of December 31, 2024	33,215,441	$332	70,032,694	$700	$726,917	$(44,114)	$(25,389)	13,323,977	$(161,527)	$496,919
See accompanying notes to consolidated financial statements.

TASKUS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$45,870	$45,690	$40,422
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	40,223	40,391	37,915
Amortization of intangibles	19,935	20,346	19,882
Amortization of debt financing fees	596	596	569
Loss (gain) on disposal of assets	(80)	1,322	31
Provision (benefit) for credit losses	(15)	103	1,746
Unrealized foreign exchange losses (gains) on forward contracts	(689)	2,485	(4,589)
Deferred taxes	(10,889)	(7,959)	(11,755)
Stock-based compensation expense	41,821	52,759	68,979
Changes in operating assets and liabilities:
Accounts receivable	(22,758)	1,861	(15,052)
Prepaid expenses and other current assets	(20,949)	(2,015)	(7,131)
Operating lease right-of-use assets	16,109	14,314	12,726
Other noncurrent assets	(63)	(132)	(1,240)
Accounts payable and accrued liabilities	23,529	(9,825)	1,822
Accrued payroll and employee-related liabilities	18,251	(7,877)	13,589
Operating lease liabilities	(17,312)	(13,823)	(12,391)
Income tax payable	5,801	4,910	3,826
Deferred revenue	(347)	592	(623)
Other noncurrent liabilities	(145)	(68)	(1,631)
Net cash provided by operating activities	138,888	143,670	147,095
Cash flows from investing activities:
Purchase of property and equipment	(39,104)	(30,995)	(43,758)
Acquisition, net of cash acquired	—	—	(23,235)
Investment in loan receivable	—	(1,000)	(1,000)
Net cash used in investing activities	(39,104)	(31,995)	(67,993)
Cash flows from financing activities:
Proceeds from borrowings, Revolving credit facility	—	—	32,500
Proceeds from long-term debt	—	—	270,000
Payments for deferred business acquisition consideration	(144)	(1,875)	—
Payments on long-term debt	(8,438)	(3,713)	(273,080)
Payments for debt financing fees	—	—	(1,821)
Proceeds from employee stock plans	6,261	631	3,478
Payments for taxes related to net share settlement	(4,255)	(2,169)	(4,145)
Payments for stock repurchases	(18,600)	(111,959)	(30,967)
Net cash used in financing activities	(25,176)	(119,085)	(4,035)
Increase (decrease) in cash and cash equivalents	74,608	(7,410)	75,067
Effect of exchange rate changes on cash	(8,218)	(806)	(4,659)
Cash and cash equivalents at beginning of period	125,776	133,992	63,584
Cash and cash equivalents at end of period	$192,166	$125,776	$133,992

Supplemental cash flow information:
Cash paid for interest	$21,094	$21,557	$9,952
Cash paid for taxes, net of refunds	$34,200	$31,747	$31,805
Noncash operating, investing and financing activities:
Accrued capital expenditures	$6,024	$4,451	$3,108
Loan receivable exchanged for software	$—	$2,182	$—
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
The Company is a provider of outsourced digital services and next-generation customer experience to the world’s most innovative companies, helping its clients represent, protect and grow their brands. The Company’s global, omnichannel delivery model is focused on providing its clients three key services - Digital Customer Experience, Trust + Safety and Artificial Intelligence (“AI”) Services. The Company has designed its platform to enable it to rapidly scale and benefit from its clients’ growth. Through its agile and responsive operational model, the Company delivers services from multiple delivery sites that span globally from the United States, Philippines, India and other parts of the world.
The Company’s major service offerings are described in more detail below:
•Digital Customer Experience: Principally consists of omnichannel customer care services, primarily delivered through digital (non-voice) channels. Also included in this offering are learning experience and sales and customer acquisition services.
•Trust + Safety: Principally consists of monitoring, reviewing and managing user and advertiser-generated content on online platforms to ensure it complies with community guidelines, legal regulations and platform specific policies. Also included in this offering are our services for risk management, compliance, identity management and fraud.
•AI Services: Principally consists of large language model support and high-quality data labeling services, annotation, context relevance and transcription services performed for the purpose of training and tuning machine learning algorithms, enabling them to develop cutting-edge AI systems.
2. Summary of Significant Accounting Policies
(a) Basis of Presentation
The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).
The Company has made certain reclassifications to prior period consolidated financial statements to conform to current period presentation. Colombia, which was previously included in Rest of World, is now reported separately within property and equipment, net by geography.
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

(d) Segments
Operating segments are components of a company for which separate financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding on how to allocate resources and in assessing performance. The Company’s CODM is the chief executive officer (“CEO”). The CEO reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance based on factors including client demand and capacity and consolidated net income. Therefore, the Company has determined that it operates in a single operating and reportable segment.
(e) Concentration Risk
Most of the Company’s customers are located in the United States. Customers outside of the United States are concentrated in Europe.
For the years ended December 31, 2024, 2023 and 2022, the following customers represented greater than 10% of the Company’s service revenue:

	Service revenue percentage
	Year ended December 31,
Customer	2024	2023	2022
A	22%	19%	22%
For the years ended December 31, 2024 and 2023, the following customers represented greater than 10% of the Company’s accounts receivable:

	Accounts receivable percentage
Customer	December 31, 2024	December 31, 2023
A	19%	16%
B	11%	12%
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
During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the consolidated statements of income.
(g) Leases
At inception of a contract, the Company determines whether an arrangement is, or contains, a lease based on the substance of the arrangement. In determining whether a contract contains a lease, the Company considers whether it has (1) the right to obtain substantially all of the economic benefits from the use of the asset throughout the term of the contract, (2) the right to direct how and for what purpose the asset is used throughout the term of the contract and (3) the right to operate the asset throughout the term of the contract without the lessor having the right to change the terms of the contract. If a lease is identified, the Company determines whether it should be classified as an operating or finance lease at commencement. The Company does not apply the short-term lease exception and therefore recognizes a right-of-use asset and lease liability for all leases.

The Company has various leases for office spaces under operating lease agreements which have a range of periods remaining from one to six years, and often include a renewal option for an additional term. Lease terms include the base, non-cancelable lease term, and any options to extend or terminate the lease when it is reasonably certain at commencement that the Company will exercise such options.
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
(h) Translation of Non-U.S. Currency Amounts
The Company is subject to foreign currency exposure due to its principal operations being located in the Philippines and operations in various other international locations. Assets and liabilities of non-U.S. subsidiaries whose functional currency is not the U.S. dollar are translated into U.S. Dollars at fiscal year-end exchange rates. Revenue and expense items are translated at weighted average foreign currency exchange rates prevailing during the fiscal year. Translation adjustments are included in other comprehensive income (loss). Realized and unrealized gains and losses arising from foreign currency transactions are recognized in other expense (income), net. For the years ended December 31, 2024, 2023 and 2022, realized and unrealized foreign currency losses (gains) were $(4.0) million, $0.5 million and $(0.8) million, respectively, recognized in other expense (income), net.
(i) Cash and Cash Equivalents
Cash and cash equivalents consist of cash on deposit with banks and highly liquid investments with maturities of 90 days or less from the date of purchase. For the years ended December 31, 2024, 2023 and 2022, interest income was $5.5 million, $1.6 million and $0.1 million, respectively, recognized in other expense (income), net.
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
(k) Debt Financing Fees
Debt financing fees include costs incurred in connection with obtaining debt financing and are amortized using the straight-line method over the term of the related credit agreement. Straight line amortization approximates amortization under the effective interest method. The amortization is included in financing expenses in the consolidated statements of income. On the consolidated balance sheets, the debt financing fees related to the term loan and revolver loan are classified as a discount against the associated debt. In instances when the revolver loan is undrawn, associated debt financing fees are included in other noncurrent assets.
(l) Derivative Instruments and Hedging Activities
ASC Topic 815, Derivatives and Hedging, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires measurement of all derivative instruments at fair value, recognized as assets (prepaid expenses and other) or liabilities (accrued payroll and employee-related liabilities) on the consolidated balance sheets. The cash flow effects of all of the Company’s derivative instruments are reflected in operating activities on the consolidated statements of cash flows.
The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so, the type of hedge.

Cash Flow Hedges
The Company performs an assessment, on the designation date and on an ongoing basis, to determine whether the cash flow hedges are expected to be highly effective at offsetting changes in the hedged item. For the effective portion, changes in fair values of derivative instruments designated as cash flow hedges are recorded in accumulated other comprehensive loss and reclassified into earnings when the hedged transactions occur.
Derivatives Not Designated as Hedging Instruments
Changes in fair value of derivative instruments not designated as hedges are included in other expense (income), net in the consolidated statements of income.
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
ASC 340-40, Other Assets and Deferred Costs—Contracts with customers (“ASC 340”), provides guidance for incremental costs of obtaining a contract with a customer or costs incurred in fulfilling a contract with a customer. Incremental costs to obtain a contract with a customer are required to be capitalized if an entity expects to recover those costs. Signing commissions that are paid to sales employees are considered incremental costs of obtaining a contract with a customer. These commissions are deferred and then amortized on a straight-line basis over the contract period, which is typically one year. Amortization expense is included in selling, general, and administrative expense on the consolidated statements of income. The Company determines the period of benefit by taking into consideration its customer contracts, its technology, and other factors. Commissions paid to non-sales staff are also required to be capitalized if directly attributable to, and incremental from, obtaining a contract.
(n) Advertising Expense
Advertising costs are expensed as incurred and are included in selling, general, and administrative expense in the consolidated statements of income. Advertising expense for the years ended December 31, 2024, 2023 and 2022 was $1.7 million, $1.6 million and $2.0 million, respectively.

(o) Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and amortization and any impairment in value. The cost of an asset comprises its purchase price and costs directly attributable to bringing the asset to working condition for its intended use. Expenditures for additions, major improvements, and renewals are capitalized, while expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is computed on the straight-line basis over the estimated useful life of the Company’s assets, generally three to five years or, for leasehold improvements, over five years or the remaining term of the lease, whichever is shorter. Construction in process represents property under construction and is stated at cost, including costs of construction and other direct costs, which is not depreciated until such time that the assets are completed and available for use. Fully depreciated assets are retained in the accounts until they are no longer in use and no further depreciation is recognized. An item of property and equipment, including the related accumulated depreciation and amortization and any impairment losses, is derecognized upon disposal or when no future economic benefits are expected to arise from the continued use of the asset. Any gain or loss arising on derecognition of the asset (calculated as the difference between the net disposal proceeds and the carrying amount of the item) is included in profit or loss in the period the item is derecognized.
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

(r) Prepaid Expenses and Other Assets
Prepaid expenses and other current assets consists primarily of receivable from insurance, VAT and goods and services taxes, prepayments for software and insurance, advances to suppliers, refundable security deposits and implementation costs capitalized for hosting arrangements.
Other noncurrent assets consists primarily of refundable security deposits, implementation costs capitalized for hosting arrangements and deferred financing costs on the undrawn revolver loan.
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
Awards to employees may contain service, performance, market conditions, or a combination thereof, that affect vesting. The Company recognizes expense over the requisite service period using a graded vesting model. For unvested awards with performance conditions, the Company assesses the probability of attaining the performance conditions at each reporting period. Awards that are deemed probable of attainment are recognized in expense over the requisite service period. The Company accounts for forfeitures as they occur.
(u) Employee Benefits
Defined benefit plans
The Company has certain defined benefit plans that provide eligible employees with retirement income based primarily on years of service and compensation during specific periods. Expense recognized for the years ended December 31, 2024, 2023 and 2022 was $1.9 million, $1.7 million and $1.3 million, respectively. The net obligations under our benefit plans as of December 31, 2024 and 2023 were $6.5 million and $4.0 million, respectively, nearly all of which is noncurrent.
The retirement benefit reserve, which represents the cumulative amount of remeasurement of the defined benefit liability arising from actuarial gains and losses due to experience and demographic assumptions, is included in accumulated other comprehensive loss.
Defined contribution plans
The Company has certain defined contribution plans, including a 401(k) retirement plan in the U.S., whereby contributions made by eligible employees may be matched by the Company with certain limitations. Employer matching contributions recognized in expense for the years ended December 31, 2024, 2023 and 2022 was $2.9 million, $3.5 million and $2.8 million, respectively.
(v) Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. The Company uses third-party insurance to cover liabilities for certain risks and generally recognizes a receivable when a loss event has occurred and recovery is probable. Insurance recoveries are recorded separately from the liability on the consolidated balance sheets, since insurance generally does not relieve the Company from its obligation to make payments, and recorded within the same line as the loss on the consolidated statements of income. Legal costs incurred in connection with loss contingencies are expensed as incurred.
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
Recently adopted accounting pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard requires enhanced disclosure of significant segment expenses, and other segment items, on an annual and interim basis. The Company adopted this standard as of December 31, 2024, with retrospective application to all periods presented in the financial statements. See Note 16, “Segment Information” for disclosure of significant segment expenses.
Recently issued accounting pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard improves the transparency of rate reconciliation and income taxes paid disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The standard also improves the effectiveness and comparability of disclosures by (1) adding disclosures of pretax income (loss) and income tax expense (benefit) and (2) removing disclosures that no longer are considered cost beneficial or relevant. This ASU will be effective for the Company for fiscal years beginning after December 15, 2025. Early adoption is permitted. This ASU will be applied prospectively, with retrospective application permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expense. The amendments in this Update require (1) disclosure of employee compensation, depreciation and intangible asset amortization included in each expense caption presented on the face of the income statement within continuing operations (“relevant expense captions”); (2) certain amounts that are already required to be disclosed under current GAAP to be included in the same disclosure as the other disaggregation requirements; (3) a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; and (4) disclosure of the total amount of selling expenses and, in annual reporting periods, the Company’s definition of selling expenses. This ASU will be effective for the Company for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. This ASU should be applied either prospectively or retrospectively. The Company is currently reviewing this ASU.

3. Business Combination
On April 15, 2022 (the “Closing Date”), the Company completed the acquisition of 100% of the equity interests of Parsec d.o.o. and Q Experience d.o.o. (collectively, “heloo”) for $35.4 million. The former shareholders of heloo were also eligible to receive contingent earn-out payments not to exceed €20.0 million, based on performance compared to prescribed EBITDA targets outlined in the purchase agreement during each of the one year periods ending April 30, 2023 and 2024, respectively. Since these payments were contingent on future service conditions, they were recognized as compensation expense ratably over the required service period.
The Company recognized compensation expense related to the contingent earn-out payments within selling, general, and administrative expenses of $0.0 million and $7.9 million for the years ended December 31, 2024 and 2023, respectively. The Company paid $0.0 million and $18.3 million related to the contingent earn-out during the years ended December 31, 2024 and 2023, respectively, which is included in net cash provided by operating activities. The total fair value of remaining contingent earn-out payments was determined to be $0.0 million as of December 31, 2023, with the second earn-out period expired as of April 30, 2024, with no additional amount paid.
The Company paid $0.1 million and $1.9 million related to holdback cash consideration during the years ended December 31, 2024 and 2023, respectively, which is included in payments for deferred business acquisition consideration.
4. Revenue from Contracts with Customers
Disaggregation of Revenue
The Company’s revenues are derived from contracts with customers related to business outsourcing services that it provides. The following table presents the breakdown of the Company’s revenues by service offering:

	Year ended December 31,
(in thousands)	2024	2023	2022
Digital Customer Experience	$611,837	$605,943	$637,587
Trust + Safety	248,041	186,742	178,409
AI Services	135,107	131,680	144,493
Service revenue	$994,985	$924,365	$960,489
The majority of the Company’s revenues are derived from contracts with customers who are located in the United States. However, the Company delivers its services from geographies outside of the United States. The following table presents the breakdown of the Company’s revenues by geographical location, based on where the services are provided from:

	Year ended December 31,
(in thousands)	2024	2023	2022
Philippines	$563,032	$511,298	$504,361
United States	117,773	148,708	252,457
India	123,804	115,777	102,561
Rest of World	190,376	148,582	101,110
Service revenue	$994,985	$924,365	$960,489
Contract Balances
Accounts receivable, net of allowance for credit losses includes $92.7 million and $77.2 million of unbilled revenues as of December 31, 2024 and 2023, respectively.

Activity in the Company’s allowance for doubtful accounts consisted of the following:

	Year ended December 31,
(in thousands)	2024	2023	2022
Balance, beginning of year	$1,978	$3,422	$1,819
Provision for credit losses	(15)	103	1,746
Uncollectible receivables written-off	(664)	(1,547)	(143)
Balance, end of year	$1,299	$1,978	$3,422

5. Forward Contracts
The Company transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency exchange rate risk. During 2024 and 2023, the Company entered into foreign currency exchange rate forward contracts, with five commercial banks as the counterparties, with maturities of generally 12 months or less, to reduce the volatility of cash flows, primarily related to forecasted costs denominated in Philippine pesos, Indian rupees, Mexican pesos and Colombian pesos. In addition, the Company utilizes foreign currency exchange rate contracts to mitigate foreign currency exchange rate risk associated with foreign currency-denominated assets and liabilities, primarily intercompany balances. The Company does not use foreign currency exchange rate contracts for trading purposes.
Cash Flow Hedges
For the years ended December 31, 2024, 2023 and 2022, the Company did not settle any cash flow hedges.
The following table presents the Company's outstanding forward contracts designated as cash flow hedges:

	Year ended December 31,
(in thousands)	2024	2023	2022
Notional amount of outstanding forward contracts in Philippine pesos	$152,803	$—	$—
Notional amount of outstanding forward contracts in Indian rupees	41,819	—	—
Notional amount of outstanding forward contracts in Mexican pesos	14,380	—	—
Notional amount of outstanding forward contracts in Colombian pesos	35,141	—	—
Total notional amount of outstanding forward contracts designated as cash flow hedges	$244,143	$—	$—
All cash flow hedges were determined to be highly effective, with no component of any gain or loss excluded from the assessment of hedge effectiveness, for the periods presented. Net unrealized losses on cash flow hedges for the year ended December 31, 2024 was $4.2 million. As of December 31, 2024, the net accumulated loss on our foreign currency cash flow hedges expected to be reclassed from accumulated other comprehensive loss into earnings within the next 12 months was $4.2 million. See Note 15, “Accumulated Other Comprehensive Loss” for additional information regarding changes in accumulated other comprehensive loss.
Derivatives Not Designated as Hedging Instruments
The following table presents the Company’s settled and outstanding forward contracts and realized and unrealized losses (gains) associated with derivative contracts not designated as hedging instruments:

	Year ended December 31,
(in thousands)	2024	2023	2022
Notional amount of settled forward contracts in Philippine pesos	$169,029	$221,014	$194,013
Notional amount of settled forward contracts in Indian rupees	45,193	30,950	—
Total notional amount of settled forward contracts	$214,222	$251,964	$194,013
Realized losses (gains) from settlement of forward contracts	$5,956	$(2,577)	$13,336

Notional amount of outstanding forward contracts in Philippine pesos	$—	$169,029	$175,050
Notional amount of outstanding forward contracts in Indian rupees	—	45,193	—
Total notional amount of outstanding forward contracts	$—	$214,222	$175,050
Unrealized foreign exchange losses (gains) on forward contracts	$(689)	$2,485	$(4,589)
Fair Value Measurements
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
For financial statement presentation purposes, the Company does not offset assets and liabilities under master netting arrangements. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2024 and 2023 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	December 31, 2024
	Fair value measurements using			Total Gross Fair Value	Effect of Master Netting Arrangements	Net Amounts
(in thousands)	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets
Money market funds	$60,346	$—	$—	$60,346	$—	$60,346
Derivatives designated as hedging instruments:
Forward contracts receivable	$—	$2	$—	$2	$(2)	$—
Liabilities
Derivatives designated as hedging instruments:
Forward contracts payable	$—	$4,221	$—	$4,221	$(2)	$4,219

	December 31, 2023
	Fair value measurements using			Total Gross Fair Value	Effect of Master Netting Arrangements	Net Amounts
(in thousands)	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets
Derivatives not designated as hedging instruments:
Forward contracts receivable	$—	$95	$—	$95	$(95)	$—
Liabilities
Derivatives not designated as hedging instruments:
Forward contracts payable	$—	$784	$—	$784	$(95)	$689
The Company’s derivatives are carried at fair value using various pricing models that incorporate observable market inputs, such as interest rate yield curves and currency rates, which are Level 2 inputs. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the counterparty or by the Company.
6. Property and Equipment, net
The components of Property and equipment, net at December 31, 2024 and 2023 were as follows:

(in thousands)	December 31, 2024	December 31, 2023
Leasehold improvements	$76,171	$67,552
Technology and computers	115,816	105,375
Furniture and fixtures	8,480	7,392
Construction in process	5,476	1,140
Other property and equipment	16,260	14,238
Property and equipment, gross	222,203	195,697
Accumulated depreciation	(155,428)	(126,804)
Property and equipment, net	$66,775	$68,893

The Company’s principal operations are in the Philippines where the majority of property and equipment resides under its wholly owned subsidiaries. The table below presents the Company’s total property and equipment by geographic location as of December 31, 2024 and 2023:

(in thousands)	December 31, 2024	December 31, 2023
Philippines	$22,888	$29,765
United States	7,116	7,308
India	11,830	17,452
Colombia	12,950	6,638
Rest of World	11,991	7,730
Property and equipment, net	$66,775	$68,893
During the years ended December 31, 2024, 2023 and 2022, no impairment charges were recorded.
7. Goodwill and Intangibles
The changes in the carrying amount of goodwill during the period were as follows:

(in thousands)
Balance as of December 31, 2022	$217,382
Foreign currency translation	726
Balance as of December 31, 2023	218,108
Foreign currency translation	(1,317)
Balance as of December 31, 2024	$216,791
As of October 1, 2024, 2023 and 2022, the Company opted to bypass the qualitative assessment under Step 0 and proceeded directly to performing a quantitative goodwill impairment test under Step 1. Based on the quantitative assessments for the years ended December 31, 2024, 2023 and 2022, the Company determined that the carrying value of the reporting unit did not exceed its fair value and no impairment charges were recorded.
Intangible assets consisted of the following as of December 31, 2024 and 2023:

		December 31, 2024			December 31, 2023
(in thousands)	Weighted-Average Years Remaining	Intangibles, Gross	Accumulated Amortization	Intangibles, Net	Intangibles, Gross	Accumulated Amortization	Intangibles, Net
Customer relationships	8.7	$251,245	$(103,162)	$148,083	$251,899	$(86,176)	$165,723
Trade name	8.8	41,900	(17,458)	24,442	41,900	(14,665)	27,235
Other intangibles	0.0	158	(158)	—	236	(236)	—
Total	8.7	$293,303	$(120,778)	$172,525	$294,035	$(101,077)	$192,958
During the years ended December 31, 2024, 2023 and 2022, no impairment charges were recorded.
Future amortization expense for intangible assets subject to amortization was:

(in thousands)
2025	$19,891
2026	19,891
2027	19,891
2028	19,891
2029	19,891
Thereafter	73,070
Total	$172,525

8. Long-Term Debt
The balances of current and non-current portions of debt consist of the following as of December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
(in thousands)	Current	Noncurrent	Total	Current	Noncurrent	Total
Term Loan	$15,188	$241,988	$257,176	$8,438	$257,175	$265,613
Less: Debt financing fees	(379)	(631)	(1,010)	(379)	(1,009)	(1,388)
Total	$14,809	$241,357	$256,166	$8,059	$256,166	$264,225
2022 Credit Agreement
On September 7, 2022, the Company entered into a credit agreement (the “2022 Credit Agreement”) with both new and existing lenders which amended and restated its credit agreement entered into on September 25, 2019 (the “2019 Credit Agreement”). The 2022 Credit Agreement includes a $270.0 million term loan (the "2022 Term Loan Facility") and a $190.0 million revolving credit facility (the "2022 Revolving Credit Facility" and, together with the 2022 Term Loan Facility, the “2022 Credit Facilities”). The proceeds of the 2022 Term Loan Facility were used to repay all borrowings under the 2019 Credit Agreement, to pay related fees and expenses and for general corporate purposes (the “Refinancing”). The Refinancing was accounted for as a debt modification for existing lenders and new debt for new lenders, resulting in debt issuance costs, including amounts allocated from the 2019 Credit Agreement, of $1.9 million associated with the 2022 Term Loan Facility and $1.1 million associated with the undrawn 2022 Revolving Credit Facility. Third party fees of $0.3 million associated with the debt modification were recorded in financing expenses on the consolidated statements of income for the year ended December 31, 2022.
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
The 2022 Revolving Credit Facility provides the Company with access to a $15.0 million letter of credit facility and a $15.0 million swing line facility, each of which, to the extent used, reduces borrowing availability under the 2022 Revolving Credit Facility. The 2022 Revolving Credit Facility terminates on September 7, 2027. As of December 31, 2024, we had no balance outstanding and $190.0 million of borrowing available under the 2022 Revolving Credit Facility.
Borrowings under the 2022 Credit Agreement, with the exception of swing line borrowings, bear interest, at our option, either at (i) an adjusted Term Secured Overnight Financing Rate (“SOFR rate”) plus a margin of 2.25% per annum, subject to a SOFR rate floor of 0.00% or (ii) an alternative base rate plus a margin of 1.25% per annum, subject to an alternative base rate floor of 1.00%, Any borrowings under the swing line will be subject to the base rate. The 2022 Revolving Credit Facility also requires a commitment fee of 0.40% per annum of undrawn commitments to be paid quarterly in arrears. We have elected to pay interest on borrowings under the 2022 Term Loan Facility based on the SOFR rate. The interest rate in effect for the 2022 Term Loan Facility as of December 31, 2024 was 6.679% per annum. Due to its variable interest rates, the carrying amount of debt approximates fair value based on the present value of future cash flows using Level 2 inputs.
The 2022 Credit Agreement contains a financial covenant requiring compliance with a maximum total net leverage ratio and certain other covenants, including, among other things, covenants restricting additional borrowings, investments (including acquisitions) and distributions. We were in compliance with all debt covenants as of December 31, 2024. Substantially all assets of our direct wholly owned subsidiary TU MidCo, Inc., its wholly owned subsidiary TU BidCo, Inc. and its material wholly owned domestic subsidiaries are pledged as collateral under the 2022 Credit Agreement, subject to certain customary exceptions.
Principal maturities of the outstanding debt as of December 31, 2024 are as follows:

(in thousands)
2025	$15,188
2026	21,938
2027	220,050
Total	$257,176

9. Leases
The following table presents operating lease costs recorded to cost of service:

	Year ended December 31,
(in thousands)	2024	2023	2022
Operating lease costs - Cost of services	$19,177	$17,314	$15,242
Operating lease costs recorded to selling, general, and administrative expense were immaterial during the years ended December 31, 2024, 2023, and 2022.
The following table presents the weighted average remaining lease term and weighted average discount rate for the Company's operating leases as of December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
Weighted average remaining lease term	3.5 years	3.5 years
Weighted average discount rate	6.6%	6.3%
The following table presents supplemental cash flow information related to the Company's operating leases:

(in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$19,733	$16,825	$14,551
ROU assets obtained in exchange for operating lease liabilities	24,023	18,938	13,146
The future lease payments on the Company’s operating lease liabilities as of December 31, 2024 were as follows:

(in thousands)
2025	$18,421
2026	15,646
2027	10,316
2028	6,453
2029	3,344
Thereafter	720
Total lease payments	54,900
Less: interest	(5,867)
Total lease liabilities	$49,033
10. Commitments and Contingencies
Legal Proceedings
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

On February 23, 2022, a purported class action lawsuit captioned Lozada v. TaskUs, Inc. et al., No. 22-cv-1479-JPC, was filed in the United States District Court for the Southern District of New York against the Company, our Chief Executive Officer, our President, and our Chief Financial Officer. The complaint alleges that the registration statement filed in connection with the Company’s initial public offering (“IPO”) and the Company’s second and third quarter 2021 earnings calls contained materially false and misleading information in violation of the federal securities laws. On October 20, 2022, the court entered an order appointing Humberto Lozada as lead plaintiff in the lawsuit. On December 16, 2022, lead plaintiff filed an amended complaint, alleging additional misstatements in certain of the Company’s 2021 earnings releases filed on Form 8-K and at an investor conference, and asserting additional securities claims, including against members of TaskUs’s board of directors as well as BCP FC Aggregator L.P. The complaint seeks unspecified damages and an award of costs and expenses, including reasonable attorneys’ fees, as well as equitable relief. On February 17, 2023, TaskUs and the other named defendants filed a motion to dismiss. On October 16, 2023, the plaintiffs voluntarily dismissed with prejudice certain claims based on certain theories of liability. On February 24, 2025, the Company entered into a Stipulation and Agreement of Settlement (the “Settlement Agreement”), which is subject to approval by the court. The Settlement Agreement contemplates a combined payment by defendants of $17.5 million, inclusive of plaintiffs’ attorneys’ fees and expenses, and a full and complete release of all claims. The Company expects its insurance retention and policies to fund the settlement amount. The defendants have entered into the Settlement Agreement solely to eliminate the burden, expense, uncertainty, and risk of further litigation and have denied, and continue to deny, any and all allegations of liability or wrongdoing.
On January 15, 2025, TaskUs stockholder James Eaton filed a derivative lawsuit in the Court of Chancery of the State of Delaware captioned Eaton v. Maddock, et al., (C.A. No. 2025-0043-NAC), purportedly on behalf of the Company against certain current and former members of its board of directors. Eaton previously delivered a demand pursuant to 8 Del. C. §220 on TaskUs on July 3, 2024, which the Company responded to on September 16, 2024. The Eaton complaint includes allegations similar to those in the Lozada case. In particular, the complaint alleges that TaskUs’s public filings included misstatements regarding its low employee attrition rate and high Glassdoor rating in the lead-up periods to the Company’s IPO and secondary public offering in October 2021 (“SPO”). The complaint includes one count for breach of fiduciary duty and alleges that because of TaskUs’s breach, the Company has suffered damages in the form of: (1) legal fees associated with the Lozada litigation; (2) loss of reputation and goodwill; (3) costs associated with investigations into the misstatement allegations; (4) money used to facilitate the IPO and SPO; (5) insider profits derived from the IPO and SPO; and (6) loss of Company revenue and profits. The Company is unable to predict, with a reasonable degree of certainty, the likely outcome of this litigation.
The Company is also currently defending three lawsuits that present in large degree the same legal or factual issues, with allegations that are similar in nature. We believe that these three lawsuits are without merit and intend to defend each vigorously. The Company cannot predict at this point the length of time that these actions will be ongoing or the liability, if any, which may arise therefrom. As these actions are still in preliminary phases, any potential loss or impact on financial position or results of operations cannot yet be estimated.
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
On September 16, 2022, a lawsuit captioned My Choice Software, LLC vs. TaskUs, Inc., Tassilo Heinrich, Shopify, Inc., Shopify Holdings (USA) Inc., Shopify (USA) Inc., Does 1-50, No. 22-cv-1710 was filed in the United States District Court, Central District of California. The complaint alleges the defendants profited off of the plaintiff's information. The complaint seeks unspecified damages and an award of costs and expenses, including reasonable attorneys’ fees, as well as equitable and injunctive relief. On February 13, 2023, the Company filed a motion to dismiss the amended complaint. In May 2023, the court issued an Order dismissing certain parties, staying the case as to the Company and denying as moot the Company's previously filed motion to dismiss. This case is currently stayed.

On November 22, 2023, TaskUs was added as an additional defendant in a lawsuit captioned Naeem Seirafi, Edward Baton, Anthony Comilla, Brett Deeney, and Abraham Vilinger, individually and on behalf of all others similarly situated v. Ledger SAS, Shopify (USA) Inc., Shopify Inc., and TaskUs, Inc., No. 21-cv-02470 pending in the United States District Court, Northern District of California. The complaint alleges defendants failed to exercise reasonable care in securing and safeguarding consumer information in connection with a 2020 data breach impacting Ledger cryptocurrency hardware wallets, resulting in the unauthorized public release of approximately 272,000 pieces of detailed personally identifiable information, including Plaintiffs’ and “Class” members’ full names, email addresses, postal addresses, and telephone numbers. The complaint asserts claims against TaskUs for negligence, negligence per se, declaratory and injunctive relief, and for violations of the New York Deceptive Trade Practices Act. The named plaintiffs’ alleged damages of approximately $557,000 and an award of costs and expenses, including reasonable attorneys’ fees, as well as declaratory and injunctive relief, and other damages. On February 5, 2024, TaskUs filed a motion to dismiss. On July 16, 2024, the Court granted in part and denied in part the motion to dismiss. On August 23, 2024, the plaintiffs filed an amended complaint. On September 19, 2024, TaskUs filed a motion to dismiss, which the court granted on February 6, 2025.
Indemnification
In addition, in the ordinary course of business, the Company enters into agreements of varying scope and terms pursuant to which we agree to indemnify clients, vendors and other business partners with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, cybersecurity breach, services to be provided by us or from intellectual property infringement claims made by third parties. Historically, we have not experienced significant losses on these types of indemnification obligations.
11. Stock-Based Compensation
Stock Plans
2019 Stock Incentive Plan
On April 16, 2019, the Company established an equity incentive plan pursuant to which the Company has granted option awards to selected executives and other key employees (the “2019 Plan”). The option awards contain service, market and performance conditions. Stock options under this plan contingently vest over a period of two years in the event of a change in control and over a period of three years in the event of an initial public offering (“IPO”) (each as defined in such plan), with the vesting period beginning on the date of the performance event so long as the holder remains employed. The amount of options eligible for vesting is contingent upon Blackstone’s return on invested capital in the Company. These options have contractual lives of 10 years. As amended, the Company reserved 7,597,730 common shares for issuance under the 2019 Plan. Following the IPO and establishment of the 2021 Plan, defined below, it is not expected that any additional awards will be issued under the 2019 Plan.
2021 Omnibus Incentive Plan
On June 10, 2021, the Company adopted the 2021 Omnibus Incentive Plan (the “2021 Plan” and, together with the 2019 Plan, the “Incentive Plans”), which provides for the issuance of non-qualified stock options, incentive stock options, stock appreciation rights (“SARs”), restricted shares of Class A common stock, restricted stock units (“RSUs”), or other equity-based or cash-based awards. The stock options are subject to service-based vesting conditions and generally vest quarterly or annually over three to four years and expire 10 years from the date of the grant. The RSUs are typically subject to service-based vesting conditions and generally vest in quarterly or annual installments over two to four years.
The Company initially granted 6,614,122 awards to its founders and reserved an additional 12,160,929 shares of Class A common stock for issuance under the 2021 Plan. As of December 31, 2024, the total number of shares available for future grants under the 2021 Plan was 6,206,554, subject to automatic annual evergreen increases.
Employee Stock Purchase Plan
The Company adopted the TaskUs, Inc. 2022 Employee Stock Purchase Plan (the “ESPP”) on June 14, 2022. Under the ESPP, eligible employees may purchase a limited number of shares of our Class A common stock at the lesser of 85% of the market value on the enrollment date or 85% of the market value on the purchase date. As of December 31, 2024, no shares were issued through the ESPP. As of December 31, 2024, the total number of shares available for issuance under the ESPP was 5,000,000.

Stock Options
The following table summarizes the stock option activity for the year ended December 31, 2024:

	Number of options	Weighted-average exercise price	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2024	7,523,971	$14.19	6.9	$30,867
Granted	—	$—
Exercised	(1,271,316)	$4.92
Forfeited, cancelled or expired	(1,406,158)	$7.41
Outstanding at December 31, 2024	4,846,497	$18.58	6.4	$17,505
Vested and exercisable at December 31, 2024	3,705,984	$16.73	6.1	$17,505
Vested and exercisable at December 31, 2024 and expected to vest thereafter	4,846,497	$18.58	6.4	$17,505
There were no stock options granted during the year ended December 31, 2024. The weighted-average grant-date fair value of options granted during the years ended December 31, 2023 and 2022 was $8.85 and $10.73, respectively. The total pre-tax intrinsic value of the options exercised during the year ended December 31, 2024, 2023, and 2022 was $12.6 million, $1.3 million, and $10.9 million respectively.
Options granted to employees contain service conditions that affect vesting. The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of stock options with service conditions with the following assumptions:

	Year ended December 31,
	2023	2022
Dividend yield (%)	0%	0%
Expected volatility (%)	36-45%	32-35%
Risk-free interest rate (%)	3.6-4.2%	1.6-4.2%
Expected term (years)	5.5-6.5	5.5-7.0
The assumptions used in the Black-Scholes model, other than the fair value of the Company’s common stock, are estimated as follows:
•Expected dividend yield: Zero percent, as the Company does not anticipate paying dividends on its common stock.
•Expected volatility: Based on a blended volatility of the Company’s historic stock price volatility and the historical stock price volatility of comparable publicly-traded companies in its peer group and the implied volatility of its assets and current leverage.
•Risk-free interest rate: Based on the U.S. Treasury yield curve in effect at the time of grant.
•Expected term: Estimated based on the simplified method as the Company does not have adequate historical data.

RSUs
The following table summarizes the RSU activity for the year ended December 31, 2024:

	Number of RSUs	Weighted-average grant date fair value
Outstanding at January 1, 2024	3,864,319	$23.60
Granted	2,604,356	$12.66
Released	(1,736,996)	$23.55
Cancelled	(422,321)	$18.60
Unvested and Outstanding at December 31, 2024	4,309,358	$17.50
The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2023 and December 31, 2022 was $16.66 and $25.97, respectively. The total pre-tax intrinsic value of the RSUs released during the years ended December 31, 2024, 2023, and 2022 was $23.9 million, $15.4 million, and $20.3 million, respectively.
Performance Stock Units (“PSUs”)
The following table summarizes the PSU activity for the year ended December 31, 2024:

	Number of PSUs	Weighted-average grant date fair value
Outstanding at January 1, 2024	3,373,417	$4.02
Granted	320,000	$11.58
Released	—	$—
Cancelled	—	$—
Unvested and Outstanding at December 31, 2024	3,693,417	$4.67
The majority of PSUs outstanding as of January 1, 2024, vest contingently in annual installments over four years subject to continued service and the achievement of certain enterprise value compound annual growth rate ("CAGR") targets (market conditions). The remaining PSUs vest contingently in four years subject to continued service and the achievement of certain market capitalization CAGR targets (market conditions).
The majority of PSUs granted during 2024, vest contingently in annual installments over three years subject to continued service and the achievement of certain stock price CAGR targets (market conditions). The remaining PSUs vest contingently over three years subject to continued service and the achievement of certain New Business Annual Contract Value targets (performance conditions).
The grant date fair value of the PSUs with market conditions granted during 2024 were estimated using the Monte Carlo simulation method with the following assumptions:

Dividend yield (%)	0%
Expected volatility (%)	75%
Risk-free interest rate (%)	4.7%-5.1%
Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in the Company’s consolidated statements of income for the periods presented:

	Year ended December 31,
(in thousands)	2024	2023	2022
Cost of services	$2,182	$3,269	$3,557
Selling, general, and administrative expense	39,639	49,490	65,422
Total	$41,821	$52,759	$68,979
For the year ended December 31, 2024, there was $2.2 million, $25.6 million and $2.7 million of unrecognized compensation expense related to the Company’s unvested stock options, RSUs and PSUs, respectively, that is expected to be recognized over a weighted-average period of 0.9 years, 1.4 years and 1.3 years.
The tax benefits recognized in the consolidated statements of income for stock-based compensation expense, including the impact of exercises and releases, were $0.5 million, $0.8 million, and $3.2 million for the years ended December 31, 2024, 2023, and 2022, respectively.

12. Income Taxes
The components of income before income taxes consists of the following, for the periods indicated:

	Year ended December 31,
(in thousands)	2024	2023	2022
United States	$33,595	$25,009	$7,942
Foreign	40,586	50,023	56,591
Income before income taxes	$74,181	$75,032	$64,533
The provision for income taxes consists of the following, for the periods indicated:

	Year ended December 31,
(in thousands)	2024	2023	2022
Current:
Federal	$16,716	$20,676	$16,418
State	5,044	6,328	3,215
Foreign	17,440	10,297	16,233
Total current tax expense	39,200	37,301	35,866
Deferred:
Federal	(6,706)	(8,377)	(6,490)
State	(386)	(1,060)	(881)
Foreign	(3,797)	1,478	(4,384)
Total deferred tax benefit	(10,889)	(7,959)	(11,755)
Total provision for income taxes	$28,311	$29,342	$24,111
The following table presents the tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of the dates indicated:

(in thousands)	December 31, 2024	December 31, 2023
Deferred Tax Assets
Accruals	$8,317	$5,012
Allowances and reserves	307	1,186
Intercompany payable	2,139	2,137
State taxes	810	785
Stock-based compensation expense	7,720	9,045
Deferred revenue	840	903
Operating lease liabilities	1,698	1,390
Fixed assets	7,254	3,508
Section 267 - Intercompany Payable	3,757	—
Other capitalized costs	3,147	3,750
Other	1,620	219
Total deferred tax assets	$37,609	$27,935
Deferred Tax Liabilities
Intangibles	(40,604)	(44,520)
Operating lease right-of-use assets	(1,644)	(1,266)
Unrealized foreign exchange gain/loss	147	(377)
Other	(4,123)	(2,129)
Total deferred tax liabilities	$(46,224)	$(48,292)
Net deferred tax liabilities	$(8,615)	$(20,357)

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
The following is a reconciliation stated as a percentage of pretax income of the U.S. federal statutory income tax rate (21%) to the Company’s effective tax rate:

	Year ended December 31,
	2024	2023	2022
Federal tax rate	21%	21%	21%
State taxes, net of federal benefit	4	4	3
Nondeductible officers’ compensation	4	6	9
Global Intangible Low Tax Income (GILTI)	5	12	10
Foreign Derived Intangible Income (FDII)	(3)	(2)	(1)
Return to accrual adjustment	4	1	2
Nondeductible litigation costs	4	—	—
Stock-based compensation expense	—	7	3
Foreign jurisdiction income tax holiday	—	(2)	(3)
Foreign tax credit	(4)	(10)	(11)
Foreign tax rate differential	—	(4)	1
Tax credits	(1)	(1)	—
Reserves for tax contingencies	2	4	—
Base Erosion and Anti-Abuse Tax (BEAT)	—	—	2
Earn-out consideration	—	2	3
Other adjustments	2	1	(2)
Effective tax rate	38%	39%	37%
The Company operates under tax holidays in the Philippines, which were effective through December 31, 2024, and may be extended for certain sites, if certain additional requirements are satisfied. The tax holidays are conditional upon the Company meeting certain employment and investment thresholds. The impact of these tax holidays decreased foreign taxes by $3.2 million, $5.2 million and $6.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. The benefit of the tax holidays on net income per share (diluted) was $0.03, $0.05 and $0.06 for the years ended December 31, 2024, 2023 and 2022, respectively.
As of December 31, 2024, unremitted earnings of the subsidiaries outside of the U.S. were approximately $331.9 million, which the Company has not made a provision for U.S. or additional foreign withholding taxes and state taxes. The Company’s practice and intention are to indefinitely reinvest these earnings outside the U.S. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation.
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

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

	Year ended December 31,
(in thousands)	2024	2023
Uncertain tax benefit balance as of beginning of period	$4,229	$1,356
Gross increases (decreases) - tax positions for current period	2,021	1,469
Gross increases (decreases) - tax position in prior periods	(211)	1,404
Uncertain tax benefit balance as of end of period	$6,039	$4,229
As of December 31, 2024, the Company had approximately $6.0 million of unrecognized tax benefits that if recognized would affect the effective income tax rate. The Company estimates no material changes to its uncertain tax positions within the next 12 months.
The Company recognizes interest and penalties related to uncertain tax positions as components of provision for income taxes. As of December 31, 2024, the Company accrued interest and penalties of $0.1 million and $0.1 million, respectively.
The Company files income tax returns in US federal and state jurisdictions, as well as the foreign jurisdictions it operates in, including the Philippines, Canada, India, Greece, Mexico, Taiwan, the United Kingdom, Ireland, Colombia, Japan, Malaysia, Poland, Romania, Croatia and Serbia. As of December 31, 2024, the tax years 2019 to 2023 are subject to examination by tax authorities.
13. Shareholders’ Equity
Amendment and Restatement of Certificate of Incorporation
The Company’s amended and restated certificate of incorporation authorized three classes of ownership interests: (i) 250,000,000 shares of preferred stock, par value $0.01 per share, (ii) 2,500,000,000 shares of Class A common stock, par value $0.01 per share, and (iii) 250,000,000 shares of Class B common stock, par value $0.01 per share.
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
The following table summarizes the computation of basic and diluted earnings per share for the years ended December 31, 2024, 2023 and 2022:

	Year ended December 31,
(in thousands, except share and per share data)	2024	2023	2022
Numerator:
Net income available to common shareholders	$45,870	$45,690	$40,422
Denominator:
Weighted-average common shares outstanding - basic	88,912,835	93,938,931	97,815,679
Effect of dilutive securities	3,391,435	2,234,140	4,787,500
Weighted-average common shares outstanding - diluted	92,304,270	96,173,071	102,603,179
Net income per common share:
Basic	$0.52	$0.49	$0.41
Diluted	$0.50	$0.48	$0.39
The Company excluded 3,296,636, 5,719,465 and 2,840,004 potential common stock equivalents from the computation of diluted EPS for the years ended December 31, 2024, 2023, and 2022, respectively, because the effect would have been anti-dilutive. As of December 31, 2024, 2023, and 2022, there were 3,408,972, 4,296,539 and 4,917,920 potential common stock equivalents outstanding, respectively, with market or performance conditions which were not met at the relevant date, that were excluded from the calculation of diluted EPS.
15. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consisted of the following:

(in thousands)	Foreign Currency Translation Adjustments	Retirement Benefit Reserves	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of December 31, 2022	$(10,011)	$(636)	$—	$(10,647)
Other comprehensive income before reclassifications	306	736	—	1,042
Income tax effects	—	(31)	—	(31)
Amounts reclassified from accumulated other comprehensive loss	—	89	—	89
Income tax effects	—	(4)	—	(4)
Other comprehensive income	306	790	—	1,096
Balance as of December 31, 2023	(9,705)	154	—	(9,551)
Other comprehensive loss before reclassifications	(11,954)	(727)	(4,219)	(16,900)
Income tax effects	—	243	886	1,129
Amounts reclassified from accumulated other comprehensive loss	—	(96)	—	(96)
Income tax effects	—	29	—	29
Other comprehensive loss	(11,954)	(551)	(3,333)	(15,838)
Balance as of December 31, 2024	$(21,659)	$(397)	$(3,333)	$(25,389)

16. Segment Information
The following table presents the significant expenses for the Company’s single segment:

	Year ended December 31,
	2024	2023	2022
Operating expenses:
Personnel costs (Cost of services)(1)	$505,448	$457,937	$477,387
Operating costs (Selling, general, and administrative expense)(2)	183,970	170,517	183,437
Stock-based compensation expense(3)	42,391	53,179	69,452
Non-operating costs (Selling, general, and administrative expense)(4)	15,423	8,108	10,682
Other (Cost of services)(5)	95,251	77,527	77,806
Depreciation	40,223	40,391	37,915
Amortization of intangible assets	19,935	20,346	19,882
Loss (gain) on disposal of assets	(80)	1,322	31
Total operating expenses	$902,561	$829,327	$876,592
(1)    Represents salaries and wages and employee welfare costs, excluding stock-based compensation expense, of employees that can be directly attributed to the delivery of services.
(2) Represents operating costs related to sales and marketing and other administrative departments, including personnel costs, professional fees, travel expenses, cloud-based capabilities, insurance premiums and other corporate expenses.
(3)    Represents stock-based compensation expense for cost of services and selling, general, and administrative expense, as well as associated payroll tax.
(4)    Includes earn-out consideration recognized as compensation expense related to the acquisition of heloo in 2022, professional service fees related to non-recurring transactions in 2022 and 2023, and certain litigation costs that are considered non-recurring and outside of the ordinary course of business in 2024.
(5)    Represents other costs that can be directly attributed to delivery of services, including the costs for sites and technology, recruiting, professional development and employee engagement.

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
The Company’s management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2024. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Management's Annual Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s management has evaluated the effectiveness of its internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
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
Item 9B. Other Information
Rule 10b5-1 Trading Arrangements
On November 25, 2024, Stephan Daoust, our Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement (the “Daoust 10b5-1 Plan”), which provides for the potential sale of up to 243,650 shares of the Company’s Class A Common Stock, including shares obtained from the exercise of vested stock options and the vesting of restricted stock units (subject to reduction for (i) any shares withheld to satisfy tax withholding obligations and (ii) any shares sold under Mr. Daoust’s 10b5-1 trading arrangement dated May 17, 2024 (the “Prior Daoust 10b5-1 Plan”) between the entry into the Daoust 10b5-1 Plan on November 25, 2024 and the expiration of the Prior Daoust 10b5-1 Plan on December 15, 2024). The Daoust 10b5-1 Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and unless otherwise terminated pursuant to its terms, provides for sales from March 11, 2025 to February 28, 2026 or an earlier date on which all shares thereunder are sold.
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

Long-term equity incentive program
On March 4, 2025, as part of its annual long-term equity incentive program, the Compensation Subcommittee (the “Compensation Subcommittee”) of the Company’s Board of Directors, upon the recommendation of the Board’s Compensation Committee (the “Compensation Committee”), approved the grant of time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”), with an effective date of March 7, 2025 (the “Grant Date”), to certain executive officers, including Bryce Maddock, the Company’s Chief Executive Officer and Co-Founder, Balaji Sekar, the Company’s Chief Financial Officer and Jarrod Johnson, the Company’s Chief Customer Officer, pursuant to the Company’s 2021 Omnibus Incentive Plan (the “Plan”). After conducting a comprehensive review of the compensation program of the Company’s executive officers in coordination with the Company’s independent compensation consultant, these annual grants were approved in pursuit of the Company’s objectives of rewarding the creation of long-term value, aligning executive and stockholder interests, recognizing potential for future performance, and encouraging employee retention.
Mr. Maddock will be granted $3,720,000 of RSUs and $2,480,000 of PSUs , and Mr. Sekar and Mr. Johnson will each be granted $1,200,000 of RSUs and $800,000 of PSUs, in each case, with the number of RSUs or PSUs to be determined by dividing the dollar amount attributable to RSUs or PSUs for such officer by the average closing price of one share of the Company’s Class A common stock for the 30 trading days ending on the Grant Date, rounded down to the nearest share, pursuant to an RSU grant notice and award agreement, in the case of the RSUs, and pursuant to a PSU grant notice and agreement, in the case of the PSUs, each substantially in the form attached as Exhibit 10.31 and Exhibit 10.37, respectively, to this report. The description of such awards does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the exhibits, which is incorporated by reference herein.
The RSUs have a vesting reference date of March 7, 2025, and vest 33% on the first anniversary and second anniversaries of such date, and 34% on the third anniversary of such date, subject to the relevant officer’s continued employment through each applicable vesting date, except as otherwise provided in the RSU grant notice and award agreement.
Additionally, the PSU awards were introduced this year as a new component of the Company’s incentive program to enhance its pay-for-performance culture. Half of the PSUs are designated as “Revenue PSUs” and half are designated as “Adjusted EBITDA PSUs.”
Each Revenue PSU and each Adjusted EBITDA PSU vests into a share of Class A common stock based on the achievement of certain performance targets based on Revenue (as defined below) and Adjusted EBITDA (as defined below), respectively, during three calendar-year performance periods, commencing on January 1, 2025 and ending on December 31, 2027, in each case, subject to the participant’s continued employment through the last day of the applicable performance period. The Revenue PSUs provide for cumulative vesting and any PSUs that do not vest based on actual performance following the final performance period will be automatically forfeited for no consideration.
Notwithstanding the foregoing, in the event of the termination of a participant’s employment by the Company without “cause,” by the participant for “good reason” or due to the participant’s death or disability (a “Qualifying Termination”), in each case, following a “Change in Control” (as defined in the Plan), with respect to any performance period that includes the date of such Qualifying Termination, the participant will remain eligible to earn PSUs based on actual performance during the applicable performance period, with such earned PSUs settled following the Compensation Committee’s certification of the achievement of the Revenue and Adjusted EBITDA performance conditions.
For purposes of the Revenue PSUs, “Revenue” means, with respect to any performance period, the Company’s GAAP revenue for such performance period, as reported in the Company’s SEC filings, and as adjusted by the Compensation Committee, in its discretion, to remove the impact of mergers, acquisitions, divestitures or other one-time, irregular or non-recurring items identified by the Compensation Committee.
For purposes of the Adjusted EBITDA PSUs, “Adjusted EBITDA” means, with respect to any performance period, the Company’s net income or loss before the impact of the benefit from or provision for income taxes, financing expenses, depreciation, and amortization of intangible assets, as adjusted, calculated and reported in the Company’s SEC filings, and as further adjusted by the Compensation Committee, in its discretion, to remove the impact of mergers, acquisitions, divestitures or other one-time, irregular or non-recurring items identified by the Compensation Committee.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to TaskUs’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.
Our board has adopted a Global Code of Conduct (the “Code”) relating to the conduct of our business by all of our employees, executive officers (including our principal executive officers, principal financial officer and principal accounting officer (or persons performing similar functions)), and directors. This Code satisfies the requirement that we have a “code of conduct” under the Nasdaq and SEC rules and is available on our website at https://ir.taskus.com/corporate-governance/documents-charters. To the extent required under the listing rules and SEC rules, we intend to disclose future amendments to certain provisions of this Code, or waivers of such provisions, applicable to any of our executive officers or directors, on our website identified above.
We have adopted a securities trading policy applicable to our directors, officers, employees, and other covered persons, and have implemented processes for the company, that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the Nasdaq Stock Market LLC listing standards. Our securities trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to TaskUs’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to TaskUs’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to TaskUs’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to TaskUs’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.

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

3.2	Certificate of Change of Registered Agent and Registered Office of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 8, 2024).

3.3	Third Amended and Restated Bylaws of TaskUs, Inc., dated as of March 2, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 7, 2023).

4.1
Description of Company’s Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on March 8, 2024).

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

10.29†	Pay Change Memo, dated February 28, 2023, for Bryce Maddock (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on March 6, 2023).

10.30†	Pay Change Memo, dated February 28, 2023, for Jaspar Weir (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed on March 6, 2023).

10.31†	Form of Restricted Stock Unit Agreement under TaskUs, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on March 8, 2024).

10.32†	Pay Change Memo, dated March 1, 2024, for Balaji Sekar (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on March 8, 2024).

10.33†	Pay Change Memo, dated March 1, 2024, for Jarrod Johnson (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on March 8, 2024).

10.34†	Pay Change Memo, dated March 1, 2024, for Stephan Daoust (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on March 8, 2024).

10.35†	Pay Change Memo, dated March 1, 2024, for Claudia Walsh (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed on March 8, 2024).

10.36†
Performance Stock Unit Agreement (under TaskUs, Inc. 2021 Omnibus Incentive Plan), dated June 3, 2024, between the Company and Bryce Maddock (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2024).

10.37†*	Form of Performance Stock Unit Agreement under TaskUs, Inc. 2021 Omnibus Incentive Plan.

19.1*	TaskUs, Inc. Securities Trading Policy

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP.

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Incentive Compensation Clawback Policy, dated as of September 6, 2023 (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on March 8, 2024).

99.1*	Section 13(r) Disclosure.

101.INS	XBRL Instance Document– the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Date: March 6, 2025

TASKUS, INC.

By:	/s/ Bryce Maddock
Name: Bryce Maddock
Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bryce Maddock	Chief Executive Officer and Chairperson (principal executive officer)	March 6, 2025
Bryce Maddock

/s/ Jaspar Weir	President and Director	March 6, 2025
Jaspar Weir

/s/ Balaji Sekar	Chief Financial Officer (principal financial officer and principal accounting officer)	March 6, 2025
Balaji Sekar

/s/ Amit Dixit	Director	March 6, 2025
Amit Dixit

/s/ Michelle Gonzalez	Director	March 6, 2025
Michelle Gonzalez

/s/ Jill A. Greenthal	Director	March 6, 2025
Jill A. Greenthal

/s/ Susir Kumar	Director	March 6, 2025
Susir Kumar

/s/ Mukesh Mehta	Director	March 6, 2025
Mukesh Mehta

/s/ Jacqueline D. Reses	Director	March 6, 2025
Jacqueline D. Reses

/s/ Kelly Tuminelli	Director	March 6, 2025
Kelly Tuminelli