Form 10-Q
period 2025-03-31
TaskUs, Inc.
filed 2025-05-12
CIK 1829864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 2, 2025, the number of shares outstanding of the registrant’s common stock was as follows: Class A common stock, par value $0.01 per share: 18,837,801; Class B common stock, par value $0.01 per share: 70,032,694.

TASKUS, INC.
Quarterly Report on Form 10-Q
For Quarterly Period Ended March 31, 2025

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
Our actual results may differ significantly from any results expressed or implied by any forward-looking statements. A summary of the principal risk factors that might cause our actual results to differ from our forward-looking statements is set forth below. The following is only a summary of the principal risks that may materially adversely affect our business, financial condition and results of operations. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report and the Company's other filings with the Securities and Exchange Commission (the "SEC"), and the more complete discussion of the risk factors we face, which are set forth under Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024 (our "Annual Report") as filed with the SEC, as such risk factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. Such risks and uncertainties include, but are not limited to, the following:
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
•Our business prospects will suffer if we are unable to continue to anticipate our clients' needs by adapting to market and technology trends, investing in technology as it develops, and adapting our services and solutions to changes in technology and client expectations.
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

WEBSITE AND SOCIAL MEDIA DISCLOSURE
We use our website (www.taskus.com) and our social media outlets, such as Facebook, Instagram, LinkedIn, YouTube and X as channels of distribution of Company information. The information we post through these channels may be deemed material. Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s website at ir.taskus.com, its Facebook page at facebook.com/TaskUs/, its Instagram page at instagram.com/taskus/, its LinkedIn page at linkedin.com/company/taskus/, its YouTube account at youtube.com/c/Taskus/, and its X account at x.com/taskus. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the “Shareholder Resources—Email Alerts” section of our investor relations website at ir.taskus.com. The contents of our website and social media channels are not, however, a part of this Quarterly Report.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TASKUS, INC.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$196,852	$192,166
Accounts receivable, net of allowance for credit losses of $1,582 and $1,299, respectively	206,011	198,996
Income tax receivable	784	912
Prepaid expenses and other current assets	52,025	43,278
Total current assets	455,672	435,352
Noncurrent assets:
Property and equipment, net	77,175	66,775
Operating lease right-of-use assets	50,854	47,334
Deferred tax assets	8,496	8,431
Intangibles	167,859	172,525
Goodwill	217,670	216,791
Other noncurrent assets	7,738	6,090
Total noncurrent assets	529,792	517,946
Total assets	$985,464	$953,298
Liabilities and Shareholders’ Equity
Liabilities:
Current liabilities:
Accounts payable and accrued liabilities	$56,127	$53,403
Accrued payroll and employee-related liabilities	50,936	54,160
Current portion of debt	16,497	14,809
Current portion of operating lease liabilities	17,800	16,087
Current portion of income tax payable	13,902	9,839
Deferred revenue	3,506	3,727
Total current liabilities	158,768	152,025
Noncurrent liabilities:
Income tax payable	9,141	6,496
Long-term debt	236,389	241,357
Operating lease liabilities	35,433	32,946
Accrued payroll and employee-related liabilities	6,963	6,425
Deferred tax liabilities	18,457	17,046
Other noncurrent liabilities	2	84
Total noncurrent liabilities	306,385	304,354
Total liabilities	465,153	456,379
Commitments and Contingencies (See Note 9)
Shareholders’ equity:
Class A common stock, $0.01 par value. Authorized 2,500,000,000; 34,076,321 issued and 20,001,653 outstanding and 33,215,441 issued and 19,891,464 outstanding, respectively	341	332
Class B convertible common stock, $0.01 par value. Authorized 250,000,000; 70,032,694 and 70,032,694 shares issued and outstanding, respectively	700	700
Additional paid-in capital	730,761	726,917
Accumulated deficit	(22,966)	(44,114)
Accumulated other comprehensive loss	(16,891)	(25,389)
Treasury stock, at cost. 14,074,668 and 13,323,977 shares, respectively	(171,634)	(161,527)
Total shareholders’ equity	520,311	496,919
Total liabilities and shareholders’ equity	$985,464	$953,298
See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Income
(in thousands, except share and per share data)

	Three months ended March 31,
	2025	2024
Service revenue	$277,792	$227,470
Operating expenses:
Cost of services	171,181	135,411
Selling, general and administrative expense	57,424	52,904
Depreciation	10,003	10,789
Amortization of intangible assets	4,976	4,985
Gain on disposal of assets	(30)	(177)
Total operating expenses	243,554	203,912
Operating income	34,238	23,558
Other income, net	(173)	(202)
Financing expenses	4,663	5,538
Income before income taxes	29,748	18,222
Provision for income taxes	8,600	6,508
Net income	$21,148	$11,714
Net income per common share:
Basic	$0.23	$0.13
Diluted	$0.23	$0.13
Weighted-average number of common shares outstanding:
Basic	90,040,348	88,795,211
Diluted	93,655,539	91,849,886
See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	Three months ended March 31,
	2025	2024
Net income	$21,148	$11,714
Unrealized gain on derivative contracts, net	5,282	—
Retirement benefit reserves, net	(21)	5
Foreign currency translation adjustments	3,237	(3,313)
Comprehensive income	$29,646	$8,406
See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)

	Capital stock and additional paid-in capital					Accumulated deficit	Accumulated other comprehensive loss			Total shareholders’ equity
	Class A common stock		Class B convertible common stock		Additional paid-in capital			Treasury stock
	Shares	Amount	Shares	Amount				Shares	Amount
Balance as of December 31, 2023	30,522,570	$305	70,032,694	$700	$683,117	$(89,984)	$(9,551)	11,796,623	$(143,876)	$440,711
Issuance of common stock for settlement of equity awards	620,835	6	—	—	189	—	—	—	—	195
Shares withheld related to net share settlement	(122,480)	(1)	—	—	(1,573)	—	—	—	—	(1,574)
Repurchase of common stock	—	—	—	—	—	—	—	285,611	(3,379)	(3,379)
Stock-based compensation expense	—	—	—	—	10,235	—	—	—	—	10,235
Net income	—	—	—	—	—	11,714	—	—	—	11,714
Other comprehensive loss	—	—	—	—	—	—	(3,308)	—	—	(3,308)
Balance as of March 31, 2024	31,020,925	$310	70,032,694	$700	$691,968	$(78,270)	$(12,859)	12,082,234	$(147,255)	$454,594

	Capital stock and additional paid-in capital					Accumulated deficit	Accumulated other comprehensive loss			Total shareholders’ equity
	Class A common stock		Class B convertible common stock		Additional paid-in capital			Treasury stock
	Shares	Amount	Shares	Amount				Shares	Amount
Balance as of December 31, 2024	33,215,441	$332	70,032,694	$700	$726,917	$(44,114)	$(25,389)	13,323,977	$(161,527)	$496,919
Issuance of common stock for settlement of equity awards	1,237,630	12	—	—	206	—	—	—	—	218
Shares withheld related to net share settlement	(376,750)	(3)	—	—	(5,111)	—	—	—	—	(5,114)
Repurchase of common stock	—	—	—	—	—	—	—	750,691	(10,107)	(10,107)
Stock-based compensation expense	—	—	—	—	8,749	—	—	—	—	8,749
Net income	—	—	—	—	—	21,148	—	—	—	21,148
Other comprehensive income	—	—	—	—	—	—	8,498	—	—	8,498
Balance as of March 31, 2025	34,076,321	$341	70,032,694	$700	$730,761	$(22,966)	$(16,891)	14,074,668	$(171,634)	$520,311

See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$21,148	$11,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,003	10,789
Amortization of intangibles	4,976	4,985
Amortization of debt financing fees	149	149
Gain on disposal of assets	(30)	(177)
Provision for (benefit from) credit losses	283	(258)
Unrealized foreign exchange losses on forward contracts	—	1,497
Deferred taxes	74	(1,094)
Stock-based compensation expense	8,749	10,235
Changes in operating assets and liabilities:
Accounts receivable	(6,657)	11,296
Prepaid expenses and other current assets	(5,489)	(331)
Operating lease right-of-use assets	4,668	3,941
Other noncurrent assets	(1,613)	207
Accounts payable and accrued liabilities	1,380	(3,866)
Accrued payroll and employee-related liabilities	(3,695)	805
Operating lease liabilities	(4,020)	(4,374)
Income tax payable	6,659	5,614
Deferred revenue	(228)	47
Other noncurrent liabilities	(81)	(2)
Net cash provided by operating activities	36,276	51,177
Cash flows from investing activities:
Purchase of property and equipment	(14,480)	(3,572)
Net cash used in investing activities	(14,480)	(3,572)
Cash flows from financing activities:
Payments on long-term debt	(3,375)	(1,688)
Proceeds from employee stock plans	218	195
Payments for taxes related to net share settlement	(5,114)	(1,574)
Payments for stock repurchases	(9,684)	(2,597)
Net cash used in financing activities	(17,955)	(5,664)
Increase in cash and cash equivalents	3,841	41,941
Effect of exchange rate changes on cash	845	(2,367)
Cash and cash equivalents at beginning of period	192,166	125,776
Cash and cash equivalents at end of period	$196,852	$165,350
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
The Company is a provider of outsourced digital services and next-generation customer experience to the world’s most innovative companies, helping its clients represent, protect and grow their brands. The Company’s global, omni-channel delivery model is focused on providing its clients three key services – Digital Customer Experience, Trust + Safety and Artificial Intelligence ("AI") Services. The Company has designed its platform to enable it to rapidly scale and benefit from its clients’ growth. Through its agile and responsive operational model, the Company delivers services from multiple delivery sites that span globally from the United States, the Philippines, India and other parts of the world.
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
2. Summary of Significant Accounting Policies
(a) Basis of Presentation
The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). Our Annual Report on Form 10-K for the year ended December 31, 2024 (the "Annual Report"), as filed with the Securities and Exchange Commission (the "SEC"), includes a discussion of the significant accounting policies used in the preparation of our consolidated financial statements. There have been no changes to the Company’s significant accounting policies described in the Annual Report that have had a material impact on the Company’s condensed consolidated financial statements and related notes.
These unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with US GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in the Annual Report. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2025 and its statements of income, comprehensive income, shareholders’ equity and cash flows for the three months ended March 31, 2025 and 2024. The condensed consolidated balance sheet as of December 31, 2024, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

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
(d) Concentration Risk
Most of the Company’s clients are located in the United States. Clients outside of the United States are concentrated in Europe.
For the three months ended March 31, 2025 and 2024, the following client represented greater than 10% of the Company’s service revenue:

Client	Service revenue percentage
	Three months ended March 31,
	2025	2024
A	26%	19%
As of March 31, 2025 and December 31, 2024, the following clients represented greater than 10% of the Company’s accounts receivable:

	Accounts receivable percentage
Client	March 31, 2025	December 31, 2024
A	21%	19%
B	Less than 10%	11%
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
The Company's revenues are derived from contracts with customers related to business outsourcing services that it provides. The following table presents the breakdown of the Company’s revenues by service offering:

	Three months ended March 31,
(in thousands)	2025	2024
Digital Customer Experience	$159,862	$143,491
Trust + Safety	72,407	55,272
AI Services	45,523	28,707
Service revenue	$277,792	$227,470
The majority of the Company’s revenues are derived from contracts with customers who are located in the United States. However, the Company delivers its services from geographies outside of the United States. The following table presents the breakdown of the Company’s revenues by geographical location, based on where the services are provided from:

	Three months ended March 31,
(in thousands)	2025	2024
Philippines	$151,717	$131,213
United States	33,221	25,590
India	35,428	28,909
Rest of World	57,426	41,758
Service revenue	$277,792	$227,470
Contract Balances
Accounts receivable, net of allowance for credit losses includes $107.2 million and $92.7 million of unbilled revenue as of March 31, 2025 and December 31, 2024, respectively.

4. Forward Contracts
The Company transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency exchange rate risk. During 2025 and 2024, the Company entered into foreign currency exchange rate forward contracts, with five commercial banks as the counterparties, with maturities of generally 12 months or less, to reduce the volatility of cash flows, primarily related to forecasted costs denominated in Philippine pesos, Indian rupees, Mexican pesos and Colombian pesos. In addition, the Company utilizes foreign currency exchange rate contracts to mitigate foreign currency exchange rate risk associated with foreign currency-denominated assets and liabilities, primarily intercompany balances. The Company does not use foreign currency exchange rate contracts for trading purposes.
Cash Flow Hedges
The following table presents the Company's realized losses associated with our cash flow hedges reclassified from accumulated other comprehensive loss ("AOCL") to earnings:

	Three months ended March 31,
(in thousands)	2025	2024
Cost of services	$433	$—
Selling, general and administrative expense	89	—
Depreciation expense	26	—
Total amount reclassified from AOCL	$548	$—
The following table presents the Company's settled forward contracts designated as cash flow hedges:

	Three months ended March 31,
(in thousands)	2025	2024
Notional amount of settled forward contracts in Philippine pesos	$45,935	$—
Notional amount of settled forward contracts in Indian rupees	11,799	—
Notional amount of settled forward contracts in Mexican pesos	4,381	—
Notional amount of settled forward contracts in Colombian pesos	10,158	—
Total notional amount of settled forward contracts designated as cash flow hedges	$72,273	$—
The following table presents the Company's outstanding forward contracts designated as cash flow hedges:

(in thousands)	March 31, 2025	December 31, 2024
Notional amount of outstanding forward contracts in Philippine pesos	$130,607	$152,803
Notional amount of outstanding forward contracts in Indian rupees	38,364	41,819
Notional amount of outstanding forward contracts in Mexican pesos	9,999	14,380
Notional amount of outstanding forward contracts in Colombian pesos	24,983	35,141
Total notional amount of outstanding forward contracts designated as cash flow hedges	$203,953	$244,143
All cash flow hedges were determined to be highly effective, with no component of any gain or loss excluded from the assessment of hedge effectiveness, for the periods presented. Net unrealized gains on cash flow hedges for the three months ended March 31, 2025 were $6.1 million. As of March 31, 2025, the net accumulated gain on our foreign currency cash flow hedges expected to be reclassed from AOCL into earnings within the next 12 months was $2.4 million. See Note 13, “Accumulated Other Comprehensive Loss” for additional information regarding changes in accumulated other comprehensive loss.

Derivatives Not Designated as Hedging Instruments
The following table presents the Company's settled forward contracts and realized and unrealized losses (gains) associated with derivative contracts not designated as hedging instruments:

	Three months ended March 31,
(in thousands)	2025	2024
Notional amount of settled forward contracts in Philippine pesos	$—	$45,964
Notional amount of settled forward contracts in Indian rupees	—	12,405
Total notional amount of settled forward contracts	$—	$58,369
Realized losses from settlement of forward contracts	$—	$693
Unrealized losses on forward contracts	$—	$1,497
There were no outstanding forward contracts not designated as hedging instruments as of March 31, 2025 and December 31, 2024.
Fair Value Measurements
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
For financial statement presentation purposes, the Company does not offset assets and liabilities under master netting arrangements. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	March 31, 2025
	Fair value measurements using			Total Gross Fair Value	Effect of Master Netting Arrangements	Net Amounts
(in thousands)	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets
Money market funds	$27,352	$—	$—	$27,352	$—	$27,352
Derivatives designated as hedging instruments:
Forward contracts receivable	$—	$2,682	$—	$2,682	$(150)	$2,532
Liabilities
Derivatives designated as hedging instruments:
Forward contracts payable	$—	$257	$—	$257	$(150)	$107

	December 31, 2024
	Fair value measurements using			Total Gross Fair Value	Effect of Master Netting Arrangements	Net Amounts
(in thousands)	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets
Money market funds	$60,346	$—	$—	$60,346	$—	$60,346
Derivatives designated as hedging instruments:
Forward contracts receivable	$—	$2	$—	$2	$(2)	$—
Liabilities
Derivatives designated as hedging instruments:
Forward contracts payable	$—	$4,221	$—	$4,221	$(2)	$4,219

5. Property and Equipment, net
The components of property and equipment, net as of March 31, 2025 and December 31, 2024, were as follows:

(in thousands)	March 31, 2025	December 31, 2024
Leasehold improvements	$85,306	$76,171
Technology and computers	124,898	115,816
Furniture and fixtures	9,611	8,480
Construction in process	5,633	5,476
Other property and equipment	18,453	16,260
Property and equipment, gross	243,901	222,203
Accumulated depreciation	(166,726)	(155,428)
Property and equipment, net	$77,175	$66,775
The Company’s principal operations are in the Philippines where the majority of property and equipment resides under its wholly owned subsidiaries. The table below presents the Company’s total property and equipment by geographic location as of March 31, 2025 and December 31, 2024:

(in thousands)	March 31, 2025	December 31, 2024
Philippines	$29,588	$22,888
United States	6,677	7,116
India	11,773	11,830
Colombia	16,864	12,950
Rest of World	12,273	11,991
Property and equipment, net	$77,175	$66,775
6. Goodwill and Intangibles
The changes in the carrying amount of goodwill during the period were as follows:

(in thousands)
Balance as of December 31, 2024	$216,791
Foreign currency translation	879
Balance as of March 31, 2025	$217,670
Intangible assets consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025			December 31, 2024
(in thousands)	Intangibles, Gross	Accumulated Amortization	Intangibles, Net	Intangibles, Gross	Accumulated Amortization	Intangibles, Net
Customer relationships	$251,682	$(107,566)	$144,116	$251,245	$(103,162)	$148,083
Trade names	41,900	(18,157)	23,743	41,900	(17,458)	24,442
Other intangibles	140	(140)	—	158	(158)	—
Total	$293,722	$(125,863)	$167,859	$293,303	$(120,778)	$172,525
7. Long-Term Debt
The balances of current and noncurrent portions of debt consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025			December 31, 2024
(in thousands)	Current	Noncurrent	Total	Current	Noncurrent	Total
Term Loan	$16,875	$236,925	$253,800	$15,188	$241,988	$257,176
Less: Debt financing fees	(378)	(536)	(914)	(379)	(631)	(1,010)
Total	$16,497	$236,389	$252,886	$14,809	$241,357	$256,166

2022 Credit Agreement
On September 7, 2022, the Company amended and restated its prior credit agreement (as amended and restated the "2022 Credit Agreement"), which includes a $270.0 million term loan (the "2022 Term Loan Facility") and a $190.0 million revolving credit facility (the "2022 Revolving Credit Facility" and, together with the 2022 Term Loan Facility, the "2022 Credit Facilities").
The 2022 Term Loan Facility matures on September 7, 2027. We have elected to pay interest on borrowings under the 2022 Term Loan Facility based on the SOFR rate. The interest rate in effect for the 2022 Term Loan Facility as of March 31, 2025 was 6.649% per annum. Due to its variable interest rates, the carrying amount of debt approximates fair value based on the present value of future cash flows using Level 2 inputs.
The 2022 Revolving Credit Facility terminates on September 7, 2027. As of March 31, 2025, the Company had no balance outstanding and $190.0 million of borrowing availability under the 2022 Revolving Credit Facility.
The Company was in compliance with all debt covenants as of March 31, 2025.
8. Leases
The following table presents operating lease costs recorded to cost of services:

	Three months ended March 31,
(in thousands)	2025	2024
Operating lease costs - Cost of services	$5,726	$4,477
Operating lease costs recorded to selling, general and administrative expenses were immaterial.
The following table presents the weighted average remaining lease term and weighted average discount rate for the Company's operating leases as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Weighted average remaining lease term	3.5 years	3.5 years
Weighted average discount rate	7.2%	6.6%
The following table presents supplemental cash flow information related to the Company's operating leases:

	Three months ended March 31,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$5,265	$4,831
ROU assets obtained in exchange for operating lease liabilities	11,949	812
The future lease payments on the Company's operating lease liabilities as of March 31, 2025 were as follows:

(in thousands)
2025-remainder of year	$15,835
2026	17,401
2027	11,944
2028	7,785
2029	6,476
Thereafter	948
Total lease payments	60,389
Less: imputed interest	(7,156)
Total lease liabilities	$53,233

9. Commitments and Contingencies
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
On February 23, 2022, a purported class action lawsuit captioned Lozada v. TaskUs, Inc. et al. (No. 22-cv-1479-JPC), was filed in the United States District Court for the Southern District of New York against the Company, our Chief Executive Officer, our President, and our Chief Financial Officer. The complaint alleges that the registration statement filed in connection with the Company’s initial public offering (“IPO”) and the Company’s second and third quarter 2021 earnings calls contained materially false and misleading information in violation of the federal securities laws. On October 20, 2022, the court entered an order appointing Humberto Lozada as lead plaintiff in the lawsuit. On December 16, 2022, lead plaintiff filed an amended complaint, alleging additional misstatements in certain of the Company’s 2021 earnings releases filed on Form 8-K and at an investor conference, and asserting additional securities claims, including against members of TaskUs’s board of directors as well as BCP FC Aggregator L.P. The complaint seeks unspecified damages and an award of costs and expenses, including reasonable attorneys’ fees, as well as equitable relief. On February 17, 2023, TaskUs and the other named defendants filed a motion to dismiss. On October 16, 2023, the plaintiffs voluntarily dismissed with prejudice certain claims based on certain theories of liability. On February 24, 2025, the Company entered into a Stipulation and Agreement of Settlement (the “Settlement Agreement”), which is subject to approval by the court. The Settlement Agreement contemplates a combined payment by defendants of $17.5 million, inclusive of plaintiffs’ attorneys’ fees and expenses, and a full and complete release of all claims. The Company expects its insurance retention and policies to fund the settlement amount. The defendants have entered into the Settlement Agreement solely to eliminate the burden, expense, uncertainty, and risk of further litigation and have denied, and continue to deny, any and all allegations of liability or wrongdoing.
On January 15, 2025, putative TaskUs stockholder James Eaton filed a derivative lawsuit in the Court of Chancery of the State of Delaware, captioned Eaton v. Maddock, et al. (C.A. No. 2025-0043-NAC), purportedly on behalf of the Company against certain current and former members of its board of directors. Eaton previously delivered a demand pursuant to 8 Del. C. §220 on TaskUs on July 3, 2024, which the Company responded to on September 16, 2024. The Eaton complaint includes allegations similar to those in the Lozada case and asserts a claim for breach of fiduciary duty. In particular, the complaint alleges that TaskUs’s public filings included misstatements regarding its low employee attrition rate and high Glassdoor rating in the lead-up periods to the Company’s IPO and secondary public offering in October 2021 (“SPO”). The complaint includes one count for breach of fiduciary duty and alleges that because of TaskUs’s breach, the Company has suffered damages in the form of: (1) legal fees associated with the Lozada litigation; (2) loss of reputation and goodwill; (3) costs associated with investigations into the misstatement allegations; (4) money used to facilitate the IPO and SPO; (5) insider profits derived from the IPO and SPO; and (6) loss of Company revenue and profits. The Company is unable to predict, with a reasonable degree of certainty, the likely outcome of this litigation.
On March 6, 2025, putative TaskUs stockholder Kalvin Tucker filed a derivative lawsuit in the United States District Court for the Southern District of New York, captioned Tucker v. Dixit, et al. (No. 25-cv-01875), purportedly on behalf of the Company against certain current and former members of its board of directors. The Tucker complaint includes allegations that are substantially similar to those in the Eaton case and asserts claims for contribution, breach of fiduciary duty, aiding and abetting breaches of fiduciary duty, unjust enrichment, and waste. The Company is unable to predict, with a reasonable degree of certainty, the likely outcome of this litigation.
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

On April 1, 2022, a purported class action lawsuit captioned Gregory Forsberg, Christopher Gunter, Samuel Kissinger, and Scott Sipprell vs. TaskUs, Inc. and Shopify, Inc., Shopify Holdings (USA), Inc., Shopify (USA) Inc. (No. 1:22-cv-00436-UNA), was filed in the United States District Court for the District of Delaware. The complaint alleges the named defendants failed to exercise reasonable care in securing and safeguarding consumer information in connection with a 2020 data breach impacting Ledger SAS cryptocurrency hardware wallets, resulting in the unauthorized public release of approximately 272,000 pieces of detailed personally identifiable information, including Plaintiffs’ and class members’ full names, email addresses, postal addresses, and telephone numbers. The four named plaintiffs allege aggregate losses of approximately $140,000, and allege that the damages exceed $5 million for purposes of class action jurisdiction. On April 8, 2022, the Company filed a motion to dismiss, which is currently pending. On April 24, 2025, the parties reached an agreement in principle to settle all of the plaintiffs' individual claims for an immaterial amount and requested an additional thirty-day stay to finalize the agreement.
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

10. Stock-Based Compensation
The following table summarizes the stock option, restricted stock unit ("RSU") and performance stock unit ("PSU") activity for the three months ended March 31, 2025:

	Options		RSUs		PSUs
	Number of options	Weighted - average exercise price	Number of RSUs	Weighted - average grant date fair value	Number of PSUs	Weighted - average grant date fair value
Outstanding at January 1, 2025	4,846,497	$18.58	4,309,358	$17.50	3,693,417	$4.67
Granted	—	$—	1,675,686	$13.18	396,198	$13.15
Exercised or released	(53,703)	$4.09	(1,157,260)	$16.05	(26,667)	$14.67
Forfeited, cancelled, or expired	—	$—	(140,635)	$15.79	—	$—
Outstanding at March 31, 2025	4,792,794	$18.75	4,687,149	$16.37	4,062,948	$5.43
The PSUs granted during the three months ended March 31, 2025 vest contingently over three years subject to continued service and the achievement of certain Revenue and Adjusted EBITDA targets (performance conditions).
The following table summarizes the components of stock-based compensation expense recognized for the periods presented:

	Three months ended March 31,
(in thousands)	2025	2024
Cost of services	$202	$680
Selling, general and administrative expense	8,547	9,555
Total	$8,749	$10,235
As of March 31, 2025, there was $1.4 million, $38.4 million and $3.9 million of unrecognized compensation expense related to the Company’s unvested stock options, RSUs and PSUs, respectively, that is expected to be recognized over a weighted-average period of 0.8 years, 1.7 years and 1.6 years, respectively. Certain PSUs contain performance conditions, which may result in a different amount of expense recognized over the term of the awards.
11. Income Taxes
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
The Company recorded provision for income taxes of $8.6 million and $6.5 million in the three months ended March 31, 2025 and 2024, respectively. The effective tax rate was 28.9% and 35.7% for the three months ended March 31, 2025 and 2024, respectively. The difference between the effective tax rate and the 21% federal statutory rate in the three months ended March 31, 2025 was primarily due to nondeductible compensation of officers, Global Intangible Low-Taxed Income ("GILTI") inclusion, and tax benefits of income tax holidays in foreign jurisdiction. The difference between the effective tax rate and the 21% federal statutory rate in the three months ended March 31, 2024 was primarily due to nondeductible compensation of officers and GILTI inclusion.
12. Earnings Per Share
The Company has Class A common stock and Class B common stock outstanding. Because the only difference between the two classes of common stock are related to voting, transfer and conversion rights, the Company has not presented earnings per share under the two-class method, as earnings per share are the same for both Class A common stock and Class B common stock.

The following table summarizes the computation of basic and diluted earnings per share for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
(in thousands, except share and per share data)	2025	2024
Numerator:
Net income	$21,148	$11,714
Denominator:
Weighted-average common shares outstanding – basic	90,040,348	88,795,211
Effect of dilutive securities	3,615,191	3,054,675
Weighted-average common shares outstanding – diluted	93,655,539	91,849,886
Net income per common share:
Basic	$0.23	$0.13
Diluted	$0.23	$0.13
The Company excluded 3,191,688 potential common stock equivalents from the computation of diluted EPS for the three months ended March 31, 2025, and 3,414,870 potential common stock equivalents from the computation of diluted EPS for the three months ended March 31, 2024, because the effect would have been anti-dilutive. There were 4,062,948 and 4,672,564 potential common stock equivalents outstanding as of March 31, 2025 and 2024, respectively, with market or performance conditions which were not met at the relevant date, that were excluded from the calculation of diluted EPS.
13. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consisted of the following:

(in thousands)	Foreign Currency Translation Adjustments	Retirement Benefit Reserves	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of December 31, 2023	$(9,705)	$154	$—	$(9,551)
Other comprehensive income (loss) before reclassifications	(3,313)	5	—	(3,308)
Other comprehensive income (loss)	(3,313)	5	—	(3,308)
Balance as of March 31, 2024	$(13,018)	$159	$—	$(12,859)

(in thousands)	Foreign Currency Translation Adjustments	Retirement Benefit Reserves	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of December 31, 2024	$(21,659)	$(397)	$(3,333)	$(25,389)
Other comprehensive income (loss) before reclassifications	3,237	(23)	6,096	9,310
Income tax effects	—	2	(1,250)	(1,248)
Amounts reclassified from accumulated other comprehensive income	—	—	548	548
Income tax effects	—	—	(112)	(112)
Other comprehensive income (loss)	3,237	(21)	5,282	8,498
Balance as of March 31, 2025	$(18,422)	$(418)	$1,949	$(16,891)

14. Segment Information
Our chief executive officer is our chief operating decision maker, who allocates resources to, and assesses the performance of, each operating segment using information based on factors including client demand and capacity and consolidated net income. Therefore, the Company has determined that it operates in a single operating and reportable segment.
The following table presents the significant expenses for the Company’s single segment:

	Three months ended March 31,
	2025	2024
Operating expenses:
Personnel costs (Cost of services)(1)	$143,946	$115,639
Operating costs (Selling, general, and administrative expense)(2)	48,116	42,730
Stock-based compensation expense(3)	9,218	10,564
Non-operating costs (Selling, general, and administrative expense)(4)	303	300
Other (Cost of services)(5)	27,022	19,082
Depreciation	10,003	10,789
Amortization of intangible assets	4,976	4,985
Gain on disposal of assets	(30)	(177)
Total operating expenses	$243,554	$203,912
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
(3)    Represents stock-based compensation expense for cost of services and selling, general and administrative expense, as well as associated payroll tax.
(4)    Includes operational efficiency costs in 2025 and certain litigation costs that are considered non-recurring and outside of the ordinary course of business in 2024.
(5)    Represents other costs that can be directly attributed to delivery of services, including the costs for sites and technology, recruiting, professional development and employee engagement.
15. Subsequent Events
On May 8, 2025, the Company entered into a definitive agreement (the “Merger Agreement”) to be acquired by an affiliate of Blackstone, the Company’s Co-Founder and Chief Executive Officer Bryce Maddock, and the Company’s Co-Founder and President Jaspar Weir (the “Buyer Group”), pursuant to which the Buyer Group agreed to acquire 100% of the outstanding shares of the Company’s Class A common stock that it does not already own (the “Merger”). Pursuant to the Merger Agreement and subject to the satisfaction or waiver of certain closing conditions and on the terms set forth therein, Company stockholders are to receive $16.50, in cash, per share. Completion of the Merger is subject to certain closing conditions and approvals, including the receipt of required regulatory and stockholder approvals (including the approval of the holders of common stock of the Company not owned by the Buyer Group).
The Merger Agreement also includes certain covenants of the Company, including with respect to the non-solicitation of alternative acquisition proposals, as well as other customary representations, warranties and covenants by the Company and Breeze Merger Corporation, a Delaware corporation (the “Merger Corporation”). Completion of the Merger is not subject to a financing condition. The Merger is expected to close in the second half of 2025. Upon completion, the Company’s common stock will no longer be listed on any public market.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this "Quarterly Report"), the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the "Annual Report"), as filed with the Securities and Exchange Commission (the "SEC") and the information included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report. In addition to historical data, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in our forward-looking statements as a result of various factors, including but not limited to those discussed under "Cautionary Note Regarding Forward-Looking Statements" in this Quarterly Report and under Part I, Item 1A, "Risk Factors" in the Annual Report.
This Quarterly Report includes certain historical consolidated financial and other data for TaskUs, Inc. ("we," "us," "our" or the "Company"). The following discussion provides a narrative of our results of operations and financial condition for the three months ended March 31, 2025 and 2024.
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
Our global, omnichannel delivery model is focused on providing our clients with three key services – Digital Customer Experience ("Digital CX"), Trust + Safety, and Artificial Intelligence ("AI") Services.
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
Recent Financial Highlights
For the three months ended March 31, 2025, we recorded service revenue of $277.8 million, a 22.1% increase from $227.5 million for the three months ended March 31, 2024.
Net income for the three months ended March 31, 2025 increased to $21.1 million from $11.7 million for the three months ended March 31, 2024. This increase is due primarily to revenue growth, partially offset by higher cost of services and selling, general and administrative expense. Adjusted Net Income for the three months ended March 31, 2025 increased 31.8% to $35.9 million from $27.3 million for the three months ended March 31, 2024. Adjusted EBITDA for the three months ended March 31, 2025 increased 17.1% to $59.3 million from $50.6 million for the three months ended March 31, 2024. Adjusted Net Income and Adjusted EBITDA are non-GAAP financial measures. For definitions and reconciliations to net income, the most directly comparable measure in accordance with GAAP, see "Non-GAAP Financial Measures."
Our operating results in any period are not necessarily indicative of the results that may be expected for any future period.

Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024
The following tables set forth certain historical consolidated financial information for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,		Period over Period Change
(in thousands, except %)	2025	2024	($)	(%)
Service revenue	$277,792	$227,470	$50,322	22.1%
Operating expenses:
Cost of services	171,181	135,411	35,770	26.4%
Selling, general and administrative expense	57,424	52,904	4,520	8.5%
Depreciation	10,003	10,789	(786)	(7.3)%
Amortization of intangible assets	4,976	4,985	(9)	(0.2)%
Gain on disposal of assets	(30)	(177)	147	(83.1)%
Total operating expenses	243,554	203,912	39,642	19.4%
Operating income	34,238	23,558	10,680	45.3%
Other income, net	(173)	(202)	29	(14.4)%
Financing expenses	4,663	5,538	(875)	(15.8)%
Income before income taxes	29,748	18,222	11,526	63.3%
Provision for income taxes	8,600	6,508	2,092	32.1%
Net income	$21,148	$11,714	$9,434	80.5%
Service revenue
Service revenue by service offering
The following table presents the breakdown of our service revenue by service offering for each period:

	Three months ended March 31,		Period over Period Change
(in thousands, except %)	2025	2024	($)	(%)
Digital Customer Experience	$159,862	$143,491	$16,371	11.4%
Trust + Safety	72,407	55,272	17,135	31.0%
AI Services	45,523	28,707	16,816	58.6%
Service revenue	$277,792	$227,470	$50,322	22.1%
Digital Customer Experience was primarily driven by an increase from existing clients, including Technology, Financial Services, and Professional Services + Industry, partially offset by a decrease in On Demand Travel + Transportation. The remaining increase was primarily driven by new clients in Technology and Healthcare.
Trust + Safety was primarily driven by an increase from existing clients, primarily Social Media, partially offset by On Demand Travel + Transportation.
AI Services was primarily driven by an increase from existing clients in Social Media, as well as new clients in Social Media.
Service revenue by delivery geography
We deliver our services from multiple locations around the world; however, the majority of our service revenues are derived from contracts that require payment in United States dollars, regardless of whether the clients are located in the United States.

The following table presents the breakdown of our service revenue by geographical location, based on where the services are provided, for each period:

	Three months ended March 31,		Period over Period Change
(in thousands, except %)	2025	2024	($)	(%)
Philippines	$151,717	$131,213	$20,504	15.6%
United States	33,221	25,590	7,631	29.8%
India	35,428	28,909	6,519	22.6%
Rest of World	57,426	41,758	15,668	37.5%
Service revenue	$277,792	$227,470	$50,322	22.1%
Philippines: Digital Customer Experience contributed 7.3% of the total increase primarily driven by clients in Financial Services, Technology, and Healthcare, partially offset by clients in Retail + E-Commerce. AI Services contributed 4.3% of the total increase primarily driven by clients in Social Media. Trust + Safety contributed 4.0% of the total increase primarily driven by clients in Social Media.
United States: AI Services contributed 25.3% of the total increase driven by clients in Social Media. Trust + Safety contributed 6.1% of the total increase driven by clients in Social Media. The increase was partially offset by a 1.6% decrease contributed by Digital Customer Experience, primarily driven by clients in Technology.
India: AI Services contributed 12.0% of the total increase primarily driven by clients in Social Media. Digital Customer Experience contributed 11.5% of the total increase primarily driven by clients in Retail + E-Commerce, partially offset by clients in Financial Services. The increase was partially offset by a 0.9% decrease contributed by Trust + Safety, primarily driven by clients in On Demand Travel + Transportation.
Rest of World: Trust + Safety contributed 25.4% of the total increase, primarily driven by clients in Social Media. Digital Customer Experience contributed 9.2% of the total increase primarily driven by clients in Technology and Professional Services + Industry, partially offset by clients in On Demand Travel + Transportation. AI Services contributed 2.9% of the total increase, primarily driven by clients in Social Media. Growth in the Rest of World was led by Latin America and Europe.
Operating expenses
Cost of services
The increase was primarily driven by higher personnel costs of $27.8 million associated with increased headcount. The remaining increase included facilities and recruiting costs associated with site expansion and increasing headcount associated with accelerating growth.
Selling, general and administrative expense
The increase was primarily driven by higher personnel costs of $3.1 million associated with increased headcount and bonus expense, associated with higher company performance, partially offset by a $1.0 million reduction in stock-based compensation expense. The remaining increase included employee engagement expenses.
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
Provision for income taxes
The effective tax rate for the three months ended March 31, 2025 and 2024 was 28.9% and 35.7%, respectively. Costs related to the issuance of stock-based compensation, operational efficiency costs, litigation costs and severance within the provision for income taxes calculation are adjusted for Non-GAAP purposes. If those costs are removed, the provision for income taxes would have been $10.3 million and $8.1 million and the effective tax rate would have been 25.7% and 27.5% for the three months ended March 31, 2025 and 2024, respectively.

Revenue by Top Clients
The table below sets forth the percentage of our total service revenue derived from our largest clients for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
Top ten clients	57%	56%
Top twenty clients	70%	67%
For the three months ended March 31, 2025 and 2024, we generated 26% and 19%, respectively, of our service revenue from our largest client.
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
Non-GAAP Financial Measures
We use Adjusted Net Income, Adjusted Earnings Per Share ("EPS"), EBITDA, Adjusted EBITDA, Free Cash Flow and Conversion of Adjusted EBITDA to Free Cash Flow, as key measures to assess the performance of our business.
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
Adjusted Net Income
Adjusted Net Income is a non-GAAP profitability measure that represents net income or loss for the period before the impact of amortization of intangible assets and certain items that are considered to hinder comparison of the performance of our businesses on a period-over-period basis or with other businesses. During the periods presented, we excluded from Adjusted Net Income amortization of intangible assets, operational efficiency costs, the effect of foreign currency gains and losses, gains and losses on disposals of assets, certain severance costs, certain non-recurring litigation costs, stock-based compensation expense and associated employer payroll tax and the related effect on income taxes of certain pre-tax adjustments, which include costs that are required to be expensed in accordance with GAAP. Our management believes that the inclusion of supplementary adjustments to net income applied in presenting Adjusted Net Income are appropriate to provide additional information to investors about certain material non-cash items and about unusual items that we do not expect to continue at the same level in the future.

The following table reconciles net income, the most directly comparable GAAP measure, to Adjusted Net Income for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,		Period over Period Change
(in thousands, except %)	2025	2024	($)	(%)
Net income	$21,148	$11,714	$9,434	80.5%
Amortization of intangible assets	4,976	4,985	(9)	(0.2)%
Operational efficiency costs(1)	303	—	303	100.0%
Foreign currency losses(2)	1,310	1,014	296	29.2%
Gain on disposal of assets	(30)	(177)	147	(83.1)%
Severance costs(3)	679	487	192	39.4%
Litigation costs(4)	—	300	(300)	(100.0)%
Stock-based compensation expense(5)	9,218	10,564	(1,346)	(12.7)%
Tax impacts of adjustments(6)	(1,666)	(1,615)	(51)	3.2%
Adjusted Net Income	$35,938	$27,272	$8,666	31.8%
Net Income Margin(7)	7.6%	5.1%
Adjusted Net Income Margin(7)	12.9%	12.0%
(1) Represents professional service fees related to certain efforts to enhance efficiency of client delivery and operations support.
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
(6) Represents tax impacts of adjustments to net income which resulted in a tax benefit during the period, including stock-based compensation expense and litigation costs. After these adjustments, we applied a non-GAAP effective tax rate of 25.7% and 27.5% for the three months ended March 31, 2025 and 2024, respectively, to non-GAAP income before income taxes.
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
The following table reconciles GAAP diluted EPS, the most directly comparable GAAP measure, to Adjusted EPS for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
GAAP diluted EPS	$0.23	$0.13
Per share adjustments to net income(1)	0.15	0.17
Adjusted EPS	$0.38	$0.30

Weighted-average common shares outstanding – diluted	93,655,539	91,849,886
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

Adjusted EBITDA is a non-GAAP profitability measure that represents EBITDA before certain items that are considered to hinder comparison of the performance of our business on a period-over-period basis or with other businesses. During the periods presented, we excluded from Adjusted EBITDA operational efficiency costs, the effect of foreign currency gains and losses, gains and losses on disposals of assets, certain severance costs, certain non-recurring litigation costs, stock-based compensation expense and associated employer payroll tax and interest income, which include costs that are required to be expensed in accordance with GAAP. Our management believes that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors about certain material non-cash items and about unusual items that we do not expect to continue at the same level in the future.
The following table reconciles net income, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,		Period over Period Change
(in thousands, except %)	2025	2024	($)	(%)
Net income	$21,148	$11,714	$9,434	80.5%
Provision for income taxes	8,600	6,508	2,092	32.1%
Financing expenses	4,663	5,538	(875)	(15.8)%
Depreciation	10,003	10,789	(786)	(7.3)%
Amortization of intangible assets	4,976	4,985	(9)	(0.2)%
EBITDA	$49,390	$39,534	$9,856	24.9%
Operational efficiency costs(1)	303	—	303	100.0%
Foreign currency losses(2)	1,310	1,014	296	29.2%
Gain on disposal of assets	(30)	(177)	147	(83.1)%
Severance costs(3)	679	487	192	39.4%
Litigation costs(4)	—	300	(300)	(100.0)%
Stock-based compensation expense(5)	9,218	10,564	(1,346)	(12.7)%
Interest income(6)	(1,598)	(1,117)	(481)	43.1%
Adjusted EBITDA	$59,272	$50,605	$8,667	17.1%
Net Income Margin(7)	7.6%	5.1%
Adjusted EBITDA Margin(7)	21.3%	22.2%
(1) Represents professional service fees related to certain efforts to enhance efficiency of client delivery and operations support.
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
The following table reconciles net cash provided by operating activities, the most directly comparable GAAP measure, to Free Cash Flow for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
Net cash provided by operating activities	$36,276	$51,177
Purchase of property and equipment	(14,480)	(3,572)
Free Cash Flow	$21,796	$47,605
Conversion of Adjusted EBITDA to Free Cash Flow(1)	36.8%	94.1%
(1) Conversion of Adjusted EBITDA to Free Cash Flow represents Free Cash Flow divided by Adjusted EBITDA.

Liquidity and Capital Resources
As of March 31, 2025, our principal sources of liquidity were cash and cash equivalents totaling $196.9 million, which were held for working capital purposes, as well as the borrowing availability under the 2022 Revolving Credit Facility of $190.0 million.
As of March 31, 2025, our total indebtedness, net of debt financing fees was $252.9 million. The interest rate in effect for the 2022 Term Loan Facility as of March 31, 2025 was 6.649% per annum. We were in compliance with all debt covenants as of March 31, 2025. See Note 7, "Long-Term Debt" in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our debt.
During the three months ended March 31, 2025, we repurchased 750,691 shares of our Class A common stock under the share repurchase program for $10.1 million, which we funded principally with available cash. As of March 31, 2025, $29.5 million remained available for share repurchases under our share repurchase program. For additional information about our share repurchase program, see Part II, Item 2., "Unregistered Sales of Equity Securities and Use of Proceeds—Issuer Purchases of Equity Securities" in this Quarterly Report.
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
Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated:

	Three months ended March 31,
(in thousands)	2025	2024
Net cash provided by operating activities	$36,276	$51,177
Net cash used in investing activities	(14,480)	(3,572)
Net cash used in financing activities	(17,955)	(5,664)
Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2025 was $36.3 million compared to net cash provided by operating activities of $51.2 million for the three months ended March 31, 2024. Net cash provided by operating activities for the three months ended March 31, 2025 reflects net income of $21.1 million and the add back for non-cash charges totaling $24.2 million, partially offset by changes in operating assets and liabilities of $9.1 million. Non-cash charges primarily consisted of $10.0 million of depreciation, $8.7 million in stock-based compensation expense and $5.0 million of amortization related to intangibles. Net cash provided by operating activities for the three months ended March 31, 2024 reflects net income of $11.7 million, the add back for non-cash charges totaling $26.1 million, as well as changes in operating assets and liabilities of $13.3 million. Non-cash charges primarily consisted of $10.8 million of depreciation, $10.2 million in stock-based compensation expense and $5.0 million of amortization related to intangibles.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2025 was $14.5 million compared to net cash used in investing activities of $3.6 million for the three months ended March 31, 2024. Purchase of property and equipment increased primarily due to higher site build-out costs and technology and computer purchases.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2025 was $18.0 million compared to net cash used by financing activities of $5.7 million for the three months ended March 31, 2024. The increase was due primarily to the additional shares acquired under our share repurchase program and payments for taxes related to net share settlement.

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
Foreign Currency Risk
Our exposure to market risk arises principally from exchange rate risk. Although substantially all of our revenues are denominated in U.S. dollars, a substantial portion of our expenses were incurred and paid in the Philippine peso, Indian rupee, Mexican peso, and the Colombian peso, in the three months ended March 31, 2025 and 2024. We also incur expenses in U.S. dollars, and currencies of the other countries in which we have operations. The exchange rates among the Philippine peso, Indian rupee, Mexican peso, Colombian peso and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future.
The following table presents a summary of foreign currency exchange rates and changes for the periods indicated:

	Philippine Peso	Indian Rupee	Mexican Peso	Colombian Peso
Average exchange rate against the U.S. dollar
Three months ended March 31, 2025	57.97	86.61	20.44	4,189.99
Three months ended March 31, 2024	55.97	83.04	16.98	3,915.72
Depreciation	3.6%	4.3%	20.4%	7.0%
Based on our level of operations during the three months ended March 31, 2025, and excluding any forward contract arrangements that we had in place during that period, a 10% appreciation (depreciation) of each foreign currency against the U.S. dollar would have increased (decreased) our expenses incurred and paid in that foreign currency as follows:

(in thousands)	Philippine Peso	Indian Rupee	Mexican Peso	Colombian Peso
10% appreciation	$11,042	$3,159	$1,031	$2,386
10% depreciation	$(9,035)	$(2,585)	$(844)	$(1,952)
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

See Note 4, "Forward Contracts" in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our forward contracts.
Interest Rate Risk
Our exposure to market risk is influenced by the changes in interest rates paid on any outstanding balance on our borrowings, mainly under our 2022 Credit Facilities. All of our borrowings outstanding under the 2022 Credit Facilities as of March 31, 2025 accrue interest at SOFR plus 2.25%. As of March 31, 2025 our total principal balance outstanding was $253.8 million and the interest rate in effect was 6.649% per annum. Based on the outstanding balances and interest rates under the 2022 Credit Facilities as of March 31, 2025, a hypothetical 10% increase or decrease in SOFR would cause an increase or decrease in interest expense of approximately $1.1 million over the next 12 months.
Credit Risk
As of March 31, 2025, we had accounts receivable, net of allowance for credit losses, of $206.0 million, of which $44.4 million was owed by one of our clients. Collectively, this client represented approximately 21% of our gross accounts receivable as of March 31, 2025.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company's management, including it's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
The Company's management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2025. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, the design and operation of the Company's disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The information required with respect to this item can be found under Note 9, "Commitments and Contingencies" in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report and is incorporated by reference into this Item 1.
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
Risks Related to the Proposed Merger

The Merger may not be completed on the terms or timeline currently contemplated or at all, which could adversely affect our stock price, business, financial condition and results of operations.
As previously disclosed, on May 8, 2025, the Company entered into the Merger Agreement, providing for our acquisition by an affiliate of Blackstone and our Co-Founders. The completion of the Merger is subject to the satisfaction of various conditions, including, among other things: (i)(w) the approval of the majority of outstanding voting power of our common stock, (x) the approval of the majority of outstanding voting power of our Class A common stock, voting as a separate class, (y) the approval of the majority of outstanding voting power of our Class B common stock, voting as a separate class, and (z) the approval by a majority of the votes cast by stockholders other than Blackstone or the Co-Founders and their affiliates (collectively, the “Company Stockholder Approvals”); (ii) the absence of any law that enjoins, restrains or otherwise prohibits or makes illegal the consummation of the Merger; (iii) the termination or expiration of any required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iv) the accuracy of the other party’s representations and warranties (subject to certain materiality qualifiers); (v) the other party’s compliance in all material respects with its pre-closing covenants; and (vi) for the benefit of the Merger Corporation, no material adverse effect having occurred since the date of the Merger Agreement and being continuing as of the closing of the Merger (subject to certain exceptions). While it is currently anticipated that the Merger will be consummated in the second half of 2025, there can be no assurance that the foregoing conditions will be satisfied in a timely manner or at all, or that an effect, event, development or change will not transpire that could delay or prevent these conditions from being satisfied.
If the Merger is not consummated for any reason, the trading price of our common stock may decline to the extent that the market price of the common stock reflects positive market assumptions that the Merger will be consummated and the related benefits will be realized. We may also be subject to additional risks if the Merger is not completed, including:
•the requirement in the Merger Agreement that, under certain circumstances, we pay the Merger Corporation a termination fee of $39.0 million in cash;
•incurring substantial costs related to the Merger, such as legal, accounting, financial advisory, integration costs and other professional services fees that have already been incurred or will continue to be incurred until closing;
•limitations on our ability to retain and hire key personnel;
•reputational harm including relationships with investors, customers and business partners due to the adverse perception of any failure to successfully complete the Merger; and
•potential disruption to our business and distraction of our workforce and management team to pursue other opportunities that could be beneficial to us, in each case without realizing any of the benefits of having the Merger completed.

Further, we or the Merger Corporation may terminate the Merger Agreement if the Merger has not been consummated by December 8, 2025 (the “Outside Date”). We or the Merger Corporation also may terminate the Merger Agreement (i) by mutual written consent; (ii) if any governmental authority of competent jurisdiction has enacted, issued, promulgated, enforced or entered any law permanently restraining, enjoining, prohibiting or making illegal the consummation of the Merger and such law shall have become final and nonappealable; (iii) if the Company Stockholder Approvals have not been obtained at our stockholder’s meeting (including any adjournments or postponements thereof), at which a vote on the approval of the Merger Agreement was taken; or (iv) if the other party has breached its representations or warranties or failed to perform any of its covenants or agreements in a way that would prevent satisfaction of a closing condition by the Outside Date and such breach or failure to perform cannot be cured within the earlier of (x) 30 days following the receipt of written notice of such breach or failure to perform and (y) one business day prior to the Outside Date. The Merger Corporation also may terminate the Merger Agreement if our Board (acting upon the recommendation of the Special Committee of the Board (the “Special Committee”)) or the Special Committee withdraws or modifies in a manner adverse to the Merger Corporation its recommendation to our stockholders in favor of the adoption of the Merger Agreement, authorizes or recommends any acquisition proposal or takes certain actions in connection with or recommends any acquisition proposal that is a tender offer or exchange offer. We also may terminate the Merger Agreement if, prior to the receipt of the Company Stockholder Approvals, our Board (acting upon the recommendation of the Special Committee) or the Special Committee determines to enter into an acquisition agreement with respect to a superior proposal, subject to certain conditions. The occurrence of the aforementioned could adversely affect our stock price, business, financial condition and results of operations.
The announcement of the Merger Agreement and pendency of the Merger could negatively impact our business, financial condition and results of operations.
The announcement or pendency of the Merger could adversely affect our business, financial condition and results of operations and may result in our inability to hire or the departure of key personnel. In connection with the Merger, some of our customers and business partners may delay or defer decisions or may end their relationships with us, which could negatively affect our revenues, earnings and cash flows, regardless of whether the Merger is completed. In addition, we have undertaken certain covenants in the Merger Agreement restricting the conduct of our business during the pendency of the Merger, including restrictions on undertaking certain significant financing transactions and certain other actions, even if such actions would prove beneficial to us. Similarly, our current and prospective employees may experience uncertainty about their future roles with us following the Merger, which may materially adversely affect our ability to attract and retain key personnel during the pendency of the Merger.
Additionally, the Merger Agreement requires us to escrow excess cash at the request of the Merger Corporation, subject to the Company maintaining certain minimum cash amounts specified therein, which could impact the Company's liquidity and ability to fund its operations prior to the consummation of the Merger.
The Merger Agreement contains provisions that could discourage a potential competing acquirer of the Company or could result in a competing acquisition proposal being at a lower price than it might otherwise be.
The Merger Agreement contains provisions that, subject to limited exceptions, restrict the Company’s ability to solicit or negotiate any alternative acquisition proposal. With respect to any written, bona fide acquisition proposal that the Company receives, the Merger Corporation generally has an opportunity to offer to modify the terms of the Merger Agreement in response to such proposal before our Board may withdraw or modify its recommendation to stockholders in response to such acquisition proposal or terminate the Merger Agreement to enter into a definitive agreement with respect to such acquisition proposal. Under the terms of the Merger Agreement, we may be required to pay a termination fee of $39.0 million to Merger Corporation (i) in the event we or Merger Corporation terminate the Merger Agreement before receipt of the Company Stockholder Approvals due to a change in recommendation by our Board or (ii) in the event we terminate the Merger Agreement to enter into a definitive agreement with respect to a superior proposal.
These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Company’s business from considering or making a competing acquisition proposal, even if the potential competing acquirer was prepared to pay consideration with a higher per share cash value than the per share value proposed to be received or realized in the Merger, or might cause a potential competing acquirer to propose to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee and expense reimbursement that may become payable in certain circumstances under the Merger Agreement.

We have incurred, and will continue to incur, direct and indirect costs as a result of the Merger.
We have incurred, and will continue to incur, significant costs and expenses, including regulatory costs, fees for professional services and other transaction costs in connection with the Merger, for which we will have received little or no benefit if the Merger is not completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses. Many of these fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger.
Our directors and executive officers have interests in the Merger that may be different from, or in addition to, the interests of our other stockholders.
Our directors and executive officers have financial interests in the Merger that may be different from, or in addition to, the interests of our other stockholders. These interests may include:
•the treatment of Company equity awards under the Company’s equity plans and award agreements provided for under the Merger Agreement;
•severance and other benefits in the case of certain qualifying terminations under the terms of an individual employment arrangements or the Company’s severance plans; and
•continued indemnification and insurance coverage under the Merger Agreement, the Company’s organizational documents and indemnification agreements the Company has entered into with each of its directors and executive officers.
Litigation challenging the Merger Agreement may prevent the Merger from being consummated within the expected timeframe or at all.
Lawsuits may be filed against us, our Board, the Special Committee or other parties to the Merger Agreement, challenging our acquisition by the Merger Corporation, adequacy of the proxy and Schedule 13E-3 disclosures or making other claims in connection therewith. Such lawsuits may be brought by our purported stockholders or other interested parties and may seek, among other things, to enjoin consummation of the Merger. One of the conditions to the consummation of the Merger is that the consummation of the Merger is not restrained, made illegal, enjoined or prohibited by any law, whether temporary, preliminary or permanent that is in effect. As such, if the plaintiffs in such potential lawsuits are successful in obtaining an injunction prohibiting the defendants from completing the Merger on the agreed upon terms, then such injunction may prevent the Merger from becoming effective within the expected timeframe or at all.
If the Merger is completed, our stockholders will forgo the opportunity to benefit from potential future appreciation in the value of the Company.
The Merger Agreement provides for the stockholders of record who are not a part of the Buyer Group to receive consideration of $16.50, in cash, per share of Class A common stock, without interest, upon the closing of the transactions contemplated by the Merger Agreement. If the transactions are consummated, our stockholders will no longer hold interests in the Company and, therefore, will not be entitled to benefit from any potential future appreciation in the value of the Company. In the absence of the transactions contemplated by the Merger Agreement, we could have various opportunities to enhance the Company’s value, including, but not limited to, entering into a transaction that values the shares of our Class A common stock higher than the value provided for in the Merger Agreement. Therefore, if the Merger is completed, stockholders will forgo future appreciation, if any, in the value of the Company and the opportunity to participate in any other potential transactions that may have resulted in a higher price per share than the price to be paid in the transactions contemplated by the Merger Agreement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the three months ended March 31, 2025, our purchases of Class A common stock were as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2025 through January 31, 2025	—	$—	—	$—
February 1, 2025 through February 28, 2025	—	—	—	—
March 1, 2025 through March 31, 2025	750,691	13.44	750,691	29,547
Total	750,691	$13.44	750,691
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
On March 14, 2025, Jarrod Johnson, our Chief Customer Officer, adopted a Rule 10b5-1 trading arrangement (the “Johnson 10b5-1 Plan”), which provides for the potential sale of up to 145,986 shares of the Company’s Class A Common Stock obtained from the vesting of restricted stock units and performance stock units, subject to reduction, such that the covered amount will be a maximum of 50% of the shares obtained upon satisfaction of vesting criteria, after taking into account shares withheld to satisfy tax withholding obligations. The Johnson 10b5-1 Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and unless otherwise terminated pursuant to its terms, provides for sales from August 8, 2025 to December 31, 2025 or an earlier date on which all shares thereunder are sold.

Item 6. Exhibits

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as May 8, 2025, by and between TaskUs, Inc. and Breeze Merger Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 9, 2025).

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

10.1
Voting and Support Agreement, dated as of May 8, 2025, by and between TaskUs, Inc. and BCP FC Aggregator L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 9, 2025).

10.2
Voting and Support Agreement, dated as of May 8, 2025, by and among TaskUs, Inc., Bryce Maddock, The Maddock 2015 Irrevocable Trust, The Bryce Maddock Family Trust and The Maddock 2015 Exempt Irrevocable Trust (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 9, 2025).

10.3
Voting and Support Agreement, dated as of May 8, 2025, by and among TaskUs, Inc., Jaspar Weir, The Weir 2015 Irrevocable Trust, The Jaspar Weir Family Trust and The Weir 2015 Exempt Irrevocable Trust (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 9, 2025).

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
*    Filed herewith.
**    Furnished herewith.
The agreements and other documents filed as exhibits to this Quarterly Report are not intended to provide factual information or other disclosure, other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TASKUS, INC.
(Registrant)

Date:	May 12, 2025	By:	/s/ Balaji Sekar
Balaji Sekar
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
(Authorized Signatory)