Form 10-Q
period 2025-06-30
TaskUs, Inc.
filed 2025-08-07
CIK 1829864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 1, 2025, the number of shares outstanding of the registrant’s common stock was as follows: Class A common stock, par value $0.01 per share: 34,843,287; Class B common stock, par value $0.01 per share: 55,032,694.

TASKUS, INC.
Quarterly Report on Form 10-Q
For Quarterly Period Ended June 30, 2025

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
Our actual results may differ significantly from any results expressed or implied by any forward-looking statements. A summary of the principal risk factors that might cause our actual results to differ from our forward-looking statements is set forth below. The following is only a summary of the principal risks that may materially adversely affect our business, financial condition and results of operations. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report and the Company's other filings with the Securities and Exchange Commission (the "SEC"), and the more complete discussion of the risk factors we face, which are set forth under Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024 (our "Annual Report") and Part II, Item 1A "Risk Factors" in this Quarterly Report, each as filed with the SEC, as such risk factors may be further updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. Such risks and uncertainties include, but are not limited to, the following:
•Risks relating to the proposed merger we announced on May 8, 2025, including the risk that the proposed merger may not be completed on the terms or timeline currently contemplated or at all, could adversely affect our stock price, business, financial condition and results of operations.
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

WEBSITE AND SOCIAL MEDIA DISCLOSURE
We use our website (www.taskus.com) and our social media outlets, such as Facebook, Instagram, LinkedIn, YouTube and X, as channels of distribution of Company information. The information we post through these channels may be deemed material. Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s website at ir.taskus.com, its Facebook page at facebook.com/TaskUs/, its Instagram page at instagram.com/taskus/, its LinkedIn page at linkedin.com/company/taskus/, its YouTube account at youtube.com/c/Taskus/, and its X account at x.com/taskus. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the “Shareholder Resources—Email Alerts” section of our investor relations website at ir.taskus.com. The contents of our website and social media channels are not, however, a part of this Quarterly Report.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TASKUS, INC.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$181,916	$192,166
Accounts receivable, net of allowance for credit losses of $1,635 and $1,299, respectively	231,442	198,996
Income tax receivable	424	912
Prepaid expenses and other current assets	57,347	43,278
Total current assets	471,129	435,352
Noncurrent assets:
Property and equipment, net	86,545	66,775
Operating lease right-of-use assets	59,980	47,334
Deferred tax assets	9,577	8,431
Intangibles	163,505	172,525
Goodwill	219,539	216,791
Other noncurrent assets	8,002	6,090
Total noncurrent assets	547,148	517,946
Total assets	$1,018,277	$953,298
Liabilities and Shareholders’ Equity
Liabilities:
Current liabilities:
Accounts payable and accrued liabilities	$57,392	$53,403
Accrued payroll and employee-related liabilities	60,628	54,160
Current portion of debt	18,184	14,809
Current portion of operating lease liabilities	20,530	16,087
Current portion of income tax payable	5,829	9,839
Deferred revenue	3,462	3,727
Total current liabilities	166,025	152,025
Noncurrent liabilities:
Income tax payable	8,984	6,496
Long-term debt	231,421	241,357
Operating lease liabilities	42,778	32,946
Accrued payroll and employee-related liabilities	7,523	6,425
Deferred tax liabilities	16,994	17,046
Other noncurrent liabilities	2	84
Total noncurrent liabilities	307,702	304,354
Total liabilities	473,727	456,379
Commitments and Contingencies (See Note 9)
Shareholders’ equity:
Class A common stock, $0.01 par value. Authorized 2,500,000,000; 50,149,749 issued and 34,713,525 outstanding and 33,215,441 issued and 19,891,464 outstanding, respectively	501	332
Class B convertible common stock, $0.01 par value. Authorized 250,000,000; 55,032,694 and 70,032,694 shares issued and outstanding, respectively	550	700
Additional paid-in capital	745,144	726,917
Accumulated deficit	(2,919)	(44,114)
Accumulated other comprehensive loss	(9,417)	(25,389)
Treasury stock, at cost. 15,436,224 and 13,323,977 shares, respectively	(189,309)	(161,527)
Total shareholders’ equity	544,550	496,919
Total liabilities and shareholders’ equity	$1,018,277	$953,298
See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Income
(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Service revenue	$294,086	$237,928	$571,878	$465,398
Operating expenses:
Cost of services	180,568	143,876	351,749	279,287
Selling, general and administrative expense	68,406	56,276	125,830	109,180
Depreciation	9,867	9,978	19,870	20,767
Amortization of intangible assets	4,997	4,982	9,973	9,967
Loss (gain) on disposal of assets	(114)	94	(144)	(83)
Total operating expenses	263,724	215,206	507,278	419,118
Operating income	30,362	22,722	64,600	46,280
Other income, net	(1,327)	(2,703)	(1,500)	(2,905)
Financing expenses	4,635	5,490	9,298	11,028
Income before income taxes	27,054	19,935	56,802	38,157
Provision for income taxes	7,007	7,337	15,607	13,845
Net income	$20,047	$12,598	$41,195	$24,312
Net income per common share:
Basic	$0.22	$0.14	$0.46	$0.27
Diluted	$0.22	$0.14	$0.44	$0.27
Weighted-average number of common shares outstanding:
Basic	89,493,215	88,331,992	89,766,782	88,563,601
Diluted	92,576,805	91,629,930	93,116,173	91,739,908
See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income	$20,047	$12,598	$41,195	$24,312
Unrealized gain on derivative contracts, net	2,773	—	8,055	—
Retirement benefit reserves, net	(28)	17	(49)	22
Foreign currency translation adjustments	4,729	(7,734)	7,966	(11,047)
Comprehensive income	$27,521	$4,881	$57,167	$13,287
See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)

	Capital stock and additional paid-in capital					Accumulated deficit	Accumulated other comprehensive loss			Total shareholders’ equity
	Class A common stock		Class B convertible common stock		Additional paid-in capital			Treasury stock
	Shares	Amount	Shares	Amount				Shares	Amount
Balance as of December 31, 2023	30,522,570	$305	70,032,694	$700	$683,117	$(89,984)	$(9,551)	11,796,623	$(143,876)	$440,711
Issuance of common stock for settlement of equity awards	620,835	6	—	—	189	—	—	—	—	195
Shares withheld related to net share settlement	(122,480)	(1)	—	—	(1,573)	—	—	—	—	(1,574)
Repurchase of common stock	—	—	—	—	—	—	—	285,611	(3,379)	(3,379)
Stock-based compensation expense	—	—	—	—	10,235	—	—	—	—	10,235
Net income	—	—	—	—	—	11,714	—	—	—	11,714
Other comprehensive loss	—	—	—	—	—	—	(3,308)	—	—	(3,308)
Balance as of March 31, 2024	31,020,925	$310	70,032,694	$700	$691,968	$(78,270)	$(12,859)	12,082,234	$(147,255)	$454,594
Issuance of common stock for settlement of equity awards	722,711	7	—	—	1,849	—	—	—	—	1,856
Shares withheld related to net share settlement	(40,437)	—	—	—	(500)	—	—	—	—	(500)
Repurchase of common stock	—	—	—	—	—	—	—	1,024,556	(11,759)	(11,759)
Stock-based compensation expense	—	—	—	—	11,121	—	—	—	—	11,121
Net income	—	—	—	—	—	12,598	—	—	—	12,598
Other comprehensive loss	—	—	—	—	—	—	(7,717)	—	—	(7,717)
Balance as of June 30, 2024	31,703,199	$317	70,032,694	$700	$704,438	$(65,672)	$(20,576)	13,106,790	$(159,014)	$460,193

	Capital stock and additional paid-in capital					Accumulated deficit	Accumulated other comprehensive loss			Total shareholders’ equity
	Class A common stock		Class B convertible common stock		Additional paid-in capital			Treasury stock
	Shares	Amount	Shares	Amount				Shares	Amount
Balance as of December 31, 2024	33,215,441	$332	70,032,694	$700	$726,917	$(44,114)	$(25,389)	13,323,977	$(161,527)	$496,919
Issuance of common stock for settlement of equity awards	1,237,630	12	—	—	206	—	—	—	—	218
Shares withheld related to net share settlement	(376,750)	(3)	—	—	(5,111)	—	—	—	—	(5,114)
Repurchase of common stock	—	—	—	—	—	—	—	750,691	(10,107)	(10,107)
Stock-based compensation expense	—	—	—	—	8,749	—	—	—	—	8,749
Net income	—	—	—	—	—	21,148	—	—	—	21,148
Other comprehensive income	—	—	—	—	—	—	8,498	—	—	8,498
Balance as of March 31, 2025	34,076,321	$341	70,032,694	$700	$730,761	$(22,966)	$(16,891)	14,074,668	$(171,634)	$520,311
Issuance of common stock for settlement of equity awards	1,126,778	11	—	—	6,898	—	—	—	—	6,909
Shares withheld related to net share settlement	(53,350)	(1)	—	—	(822)	—	—	—	—	(823)
Conversion from Class B to Class A Common Stock	15,000,000	150	(15,000,000)	(150)	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	—	1,361,556	(17,675)	(17,675)
Stock-based compensation expense	—	—	—	—	8,307	—	—	—	—	8,307
Net income	—	—	—	—	—	20,047	—	—	—	20,047
Other comprehensive income	—	—	—	—	—	—	7,474	—	—	7,474
Balance as of June 30, 2025	50,149,749	$501	55,032,694	$550	$745,144	$(2,919)	$(9,417)	15,436,224	$(189,309)	$544,550

See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$41,195	$24,312
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,870	20,767
Amortization of intangibles	9,973	9,967
Amortization of debt financing fees	298	298
Gain on disposal of assets	(144)	(83)
Provision for (benefit from) credit losses	492	(259)
Unrealized foreign exchange losses on forward contracts	—	3,463
Deferred taxes	(3,144)	(1,364)
Stock-based compensation expense	17,056	21,356
Changes in operating assets and liabilities:
Accounts receivable	(31,333)	1,352
Prepaid expenses and other current assets	(6,478)	(4,740)
Operating lease right-of-use assets	9,862	7,796
Other noncurrent assets	(1,771)	(338)
Accounts payable and accrued liabilities	2,402	(34)
Accrued payroll and employee-related liabilities	5,055	10,275
Operating lease liabilities	(8,327)	(8,166)
Income tax payable	(1,357)	(2,913)
Deferred revenue	(283)	(333)
Other noncurrent liabilities	(81)	(145)
Net cash provided by operating activities	53,285	81,211
Cash flows from investing activities:
Purchase of property and equipment	(31,451)	(8,088)
Net cash used in investing activities	(31,451)	(8,088)
Cash flows from financing activities:
Payments for deferred business acquisition consideration	(150)	(144)
Payments on long-term debt	(6,750)	(3,375)
Proceeds from employee stock plans	7,127	2,051
Payments for taxes related to net share settlement	(5,937)	(2,074)
Payments for stock repurchases	(27,783)	(15,072)
Net cash used in financing activities	(33,493)	(18,614)
Increase (decrease) in cash and cash equivalents	(11,659)	54,509
Effect of exchange rate changes on cash	1,409	(9,152)
Cash and cash equivalents at beginning of period	192,166	125,776
Cash and cash equivalents at end of period	$181,916	$171,133
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
On May 8, 2025, the Company entered into an Agreement and Plan of Merger (as it may be amended from time to time, the “Merger Agreement”) to be acquired by an affiliate of Blackstone, the Company’s Co-Founder and Chief Executive Officer, Bryce Maddock, and the Company’s Co-Founder and President, Jaspar Weir (collectively, the “Buyer Group”), pursuant to which the Buyer Group agreed to acquire 100% of the outstanding shares of the Company’s Class A common stock that it does not already own (the “Merger”). Pursuant to the Merger Agreement and subject to the satisfaction or waiver of certain closing conditions and on the terms set forth therein, Company stockholders are to receive $16.50, in cash, per share. The corporation surviving the Merger (the “Surviving Company”) will be collectively owned, directly or indirectly, by (i) BCP FC Aggregator L.P., (ii) The Maddock 2015 Irrevocable Trust, The Bryce Maddock Family Trust, The Maddock 2015 Exempt Irrevocable Trust and Bryce Maddock, (iii) The Weir 2015 Irrevocable Trust, The Jaspar Weir Family Trust, The Weir 2015 Exempt Irrevocable Trust and Jaspar Weir (the stockholders described in clauses (i)-(iii), collectively, the “Continuing Stockholders”) and (iv) the other holders of Continuing Shares (as defined in the Merger Agreement) (if any).
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
On July 1, 2025, the Company filed a preliminary proxy statement with the SEC in connection with a special meeting of the stockholders of the Company to consider and vote on the Merger and related matters. Subsequently, the Company filed an amendment to the preliminary proxy statement on July 31, 2025.
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
These unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with US GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in the Annual Report. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2025 and its statements of income, comprehensive income and shareholders’ equity for the three and six months ended June 30, 2025 and 2024, and cash flows for the six months ended June 30, 2025 and 2024. The condensed consolidated balance sheet as of December 31, 2024, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.
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
(d) Concentration Risk
Most of the Company’s clients are located in the United States. Clients outside of the United States are concentrated in Europe.
For the three and six months ended June 30, 2025 and 2024, the following client represented greater than 10% of the Company’s service revenue:

Client	Service revenue percentage
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
A	26%	20%	26%	20%
As of June 30, 2025 and December 31, 2024, the following clients represented greater than 10% of the Company’s accounts receivable:

	Accounts receivable percentage
Client	June 30, 2025	December 31, 2024
A	19%	19%
B	Less than 10%	11%
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
The Company's revenues are derived from contracts with customers related to business outsourcing services that it provides. The following table presents the breakdown of the Company’s revenues by service offering:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Digital Customer Experience	$165,082	$148,352	$324,944	$291,843
Trust + Safety	76,451	59,066	148,911	114,338
AI Services	52,553	30,510	98,023	59,217
Service revenue	$294,086	$237,928	$571,878	$465,398
The majority of the Company’s revenues are derived from contracts with customers who are located in the United States. However, the Company delivers its services from geographies outside of the United States. The following table presents the breakdown of the Company’s revenues by geographical location, based on where the services are provided from:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Philippines	$160,191	$138,308	$311,908	$269,521
United States	32,393	25,267	65,614	50,857
India	37,079	29,468	72,507	58,377
Rest of World	64,423	44,885	121,849	86,643
Service revenue	$294,086	$237,928	$571,878	$465,398
Contract Balances
Accounts receivable, net of allowance for credit losses includes $104.1 million and $92.7 million of unbilled revenue as of June 30, 2025 and December 31, 2024, respectively.

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
Cash Flow Hedges
The following table presents the Company's realized gains associated with our cash flow hedges reclassified from accumulated other comprehensive loss ("AOCL") to earnings:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Cost of services	$(1,499)	$—	$(1,066)	$—
Selling, general and administrative expense	(308)	—	(219)	—
Depreciation expense	(91)	—	(65)	—
Total amount reclassified from AOCL	$(1,898)	$—	$(1,350)	$—
The following table presents the Company's settled forward contracts designated as cash flow hedges:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Notional amount of settled forward contracts in Philippine pesos	$46,842	$—	$92,777	$—
Notional amount of settled forward contracts in Indian rupees	12,302	—	24,101	—
Notional amount of settled forward contracts in Mexican pesos	4,217	—	8,598	—
Notional amount of settled forward contracts in Colombian pesos	10,687	—	20,845	—
Total notional amount of settled forward contracts designated as cash flow hedges	$74,048	$—	$146,321	$—
The following table presents the Company's outstanding forward contracts designated as cash flow hedges:

(in thousands)	June 30, 2025	December 31, 2024
Notional amount of outstanding forward contracts in Philippine pesos	$158,121	$152,803
Notional amount of outstanding forward contracts in Indian rupees	50,459	41,819
Notional amount of outstanding forward contracts in Mexican pesos	15,087	14,380
Notional amount of outstanding forward contracts in Colombian pesos	40,922	35,141
Total notional amount of outstanding forward contracts designated as cash flow hedges	$264,589	$244,143
All cash flow hedges were determined to be highly effective, with no component of any gain or loss excluded from the assessment of hedge effectiveness, for the periods presented. Net unrealized gains on cash flow hedges for the three and six months ended June 30, 2025 were $5.5 million and $11.5 million, respectively. As of June 30, 2025, the net accumulated gain on our foreign currency cash flow hedges expected to be reclassed from AOCL into earnings within the next 12 months was $6.0 million. See Note 13, “Accumulated Other Comprehensive Loss” for additional information regarding changes in accumulated other comprehensive loss.

Derivatives Not Designated as Hedging Instruments
The following table presents the Company's settled forward contracts and realized and unrealized losses associated with derivative contracts not designated as hedging instruments:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Notional amount of settled forward contracts in Philippine pesos	$—	$41,690	$—	$87,654
Notional amount of settled forward contracts in Indian rupees	—	10,488	—	22,893
Total notional amount of settled forward contracts	$—	$52,178	$—	$110,547
Realized losses from settlement of forward contracts	$—	$2,076	$—	$2,769
Unrealized losses on forward contracts	$—	$1,966	$—	$3,463
There were no outstanding forward contracts not designated as hedging instruments as of June 30, 2025 and December 31, 2024.
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
For financial statement presentation purposes, the Company does not offset assets and liabilities under master netting arrangements. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	June 30, 2025
	Fair value measurements using			Total Gross Fair Value	Effect of Master Netting Arrangements	Net Amounts
(in thousands)	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets
Money market funds	$41,677	$—	$—	$41,677	$—	$41,677
Derivatives designated as hedging instruments:
Forward contracts receivable	$—	$6,253	$—	$6,253	$(274)	$5,979
Liabilities
Derivatives designated as hedging instruments:
Forward contracts payable	$—	$274	$—	$274	$(274)	$—

	December 31, 2024
	Fair value measurements using			Total Gross Fair Value	Effect of Master Netting Arrangements	Net Amounts
(in thousands)	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets
Money market funds	$60,346	$—	$—	$60,346	$—	$60,346
Derivatives designated as hedging instruments:
Forward contracts receivable	$—	$2	$—	$2	$(2)	$—
Liabilities
Derivatives designated as hedging instruments:
Forward contracts payable	$—	$4,221	$—	$4,221	$(2)	$4,219

5. Property and Equipment, net
The components of property and equipment, net as of June 30, 2025 and December 31, 2024, were as follows:

(in thousands)	June 30, 2025	December 31, 2024
Leasehold improvements	$96,462	$76,171
Technology and computers	131,439	115,816
Furniture and fixtures	11,438	8,480
Construction in process	4,807	5,476
Other property and equipment	21,479	16,260
Property and equipment, gross	265,625	222,203
Accumulated depreciation	(179,080)	(155,428)
Property and equipment, net	$86,545	$66,775
The Company’s principal operations are in the Philippines where the majority of property and equipment resides under its wholly owned subsidiaries. The table below presents the Company’s total property and equipment by geographic location as of June 30, 2025 and December 31, 2024:

(in thousands)	June 30, 2025	December 31, 2024
Philippines	$31,723	$22,888
United States	7,093	7,116
India	15,303	11,830
Colombia	19,760	12,950
Rest of World	12,666	11,991
Property and equipment, net	$86,545	$66,775
6. Goodwill and Intangibles
The changes in the carrying amount of goodwill during the period were as follows:

(in thousands)
Balance as of December 31, 2024	$216,791
Foreign currency translation	2,748
Balance as of June 30, 2025	$219,539
Intangible assets consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025			December 31, 2024
(in thousands)	Intangibles, Gross	Accumulated Amortization	Intangibles, Net	Intangibles, Gross	Accumulated Amortization	Intangibles, Net
Customer relationships	$252,609	$(112,149)	$140,460	$251,245	$(103,162)	$148,083
Trade names	41,900	(18,855)	23,045	41,900	(17,458)	24,442
Other intangibles	129	(129)	—	158	(158)	—
Total	$294,638	$(131,133)	$163,505	$293,303	$(120,778)	$172,525
7. Long-Term Debt
The balances of current and noncurrent portions of debt consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025			December 31, 2024
(in thousands)	Current	Noncurrent	Total	Current	Noncurrent	Total
Term Loan	$18,562	$231,863	$250,425	$15,188	$241,988	$257,176
Less: Debt financing fees	(378)	(442)	(820)	(379)	(631)	(1,010)
Total	$18,184	$231,421	$249,605	$14,809	$241,357	$256,166

2022 Credit Agreement
On September 7, 2022, the Company amended and restated its prior credit agreement (as amended and restated the "2022 Credit Agreement"), which includes a $270.0 million term loan (the "2022 Term Loan Facility") and a $190.0 million revolving credit facility (the "2022 Revolving Credit Facility" and, together with the 2022 Term Loan Facility, the "2022 Credit Facilities").
The 2022 Term Loan Facility matures on September 7, 2027. We have elected to pay interest on borrowings under the 2022 Term Loan Facility based on the SOFR rate. The interest rate in effect for the 2022 Term Loan Facility as of June 30, 2025 was 6.646% per annum. Due to its variable interest rates, the carrying amount of debt approximates fair value based on the present value of future cash flows using Level 2 inputs.
The 2022 Revolving Credit Facility terminates on September 7, 2027. As of June 30, 2025, the Company had no balance outstanding and $190.0 million of borrowing availability under the 2022 Revolving Credit Facility.
The Company was in compliance with all debt covenants as of June 30, 2025.
8. Leases
The following table presents operating lease costs recorded to cost of services:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Operating lease costs - Cost of services	$6,160	$4,642	$11,886	$9,119
Operating lease costs recorded to selling, general and administrative expenses were immaterial.
The following table presents the weighted average remaining lease term and weighted average discount rate for the Company's operating leases as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Weighted average remaining lease term	3.5 years	3.5 years
Weighted average discount rate	6.9%	6.6%
The following table presents supplemental cash flow information related to the Company's operating leases:

	Six months ended June 30,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$10,280	$9,636
ROU assets obtained in exchange for operating lease liabilities	19,877	3,979
The future lease payments on the Company's operating lease liabilities as of June 30, 2025 were as follows:

(in thousands)
2025-remainder of year	$12,340
2026	21,889
2027	16,225
2028	11,214
2029	8,204
Thereafter	1,461
Total lease payments	71,333
Less: imputed interest	(8,025)
Total lease liabilities	$63,308

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
On February 23, 2022, a purported class action lawsuit captioned Lozada v. TaskUs, Inc. et al. (No. 22-cv-1479-JPC), was filed in the United States District Court for the Southern District of New York against the Company, our Chief Executive Officer, our President, and our Chief Financial Officer. The complaint alleges that the registration statement filed in connection with the Company’s initial public offering (“IPO”) and the Company’s second and third quarter 2021 earnings calls contained materially false and misleading information in violation of the federal securities laws. On October 20, 2022, the court entered an order appointing Humberto Lozada as lead plaintiff in the lawsuit. On December 16, 2022, lead plaintiff filed an amended complaint, alleging additional misstatements in certain of the Company’s 2021 earnings releases filed on Form 8-K and at an investor conference, and asserting additional securities claims, including against members of TaskUs’s board of directors as well as BCP FC Aggregator L.P. The complaint seeks unspecified damages and an award of costs and expenses, including reasonable attorneys’ fees, as well as equitable relief. On February 17, 2023, TaskUs and the other named defendants filed a motion to dismiss. On October 16, 2023, the plaintiffs voluntarily dismissed with prejudice certain claims based on certain theories of liability. On February 24, 2025, the Company entered into a Stipulation and Agreement of Settlement (the “Settlement Agreement”), which the Court preliminarily approved on June 13, 2025. A settlement hearing is scheduled for October 16, 2025. The Settlement Agreement includes a combined payment by defendants of $17.5 million, inclusive of plaintiffs’ attorneys’ fees and expenses, and a full and complete release of all claims. The Company's insurance retention and policies fully funded the settlement amount in July 2025. The defendants have entered into the Settlement Agreement solely to eliminate the burden, expense, uncertainty, and risk of further litigation and have denied, and continue to deny, any and all allegations of liability or wrongdoing.
On January 15, 2025, putative TaskUs stockholder James Eaton filed a derivative lawsuit in the Court of Chancery of the State of Delaware, captioned Eaton v. Maddock, et al. (C.A. No. 2025-0043-NAC), purportedly on behalf of the Company against certain current and former members of its board of directors. Eaton previously delivered a demand pursuant to 8 Del. C. §220 on TaskUs on July 3, 2024, which the Company responded to on September 16, 2024. The Eaton complaint includes allegations similar to those in the Lozada case and asserts a claim for breach of fiduciary duty. In particular, the complaint alleges that TaskUs’s public filings included misstatements regarding its low employee attrition rate and high Glassdoor rating in the lead-up periods to the Company’s IPO and secondary public offering in October 2021 (“SPO”). The complaint includes one count for breach of fiduciary duty and alleges that because of TaskUs’s breach, the Company has suffered damages in the form of: (1) legal fees associated with the Lozada litigation; (2) loss of reputation and goodwill; (3) costs associated with investigations into the misstatement allegations; (4) money used to facilitate the IPO and SPO; (5) insider profits derived from the IPO and SPO; and (6) loss of Company revenue and profits. On June 5, 2025, the parties moved to stay the action pending the closing of the Merger, which the Court granted on June 6, 2025. The Company is unable to predict, with a reasonable degree of certainty, the likely outcome of this litigation.
On March 6, 2025, putative TaskUs stockholder Kalvin Tucker filed a derivative lawsuit in the United States District Court for the Southern District of New York, captioned Tucker v. Dixit, et al. (No. 25-cv-01875), purportedly on behalf of the Company against certain current and former members of its board of directors. The Tucker complaint includes allegations that are substantially similar to those in the Eaton case and asserts claims for contribution, breach of fiduciary duty, aiding and abetting breaches of fiduciary duty, unjust enrichment, and waste. On June 10, 2025, the parties moved to stay the action pending the closing of the Merger, which the Court granted on June 11, 2025. The Company is unable to predict, with a reasonable degree of certainty, the likely outcome of this litigation.
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

On April 1, 2022, a purported class action lawsuit captioned Gregory Forsberg, Christopher Gunter, Samuel Kissinger, and Scott Sipprell vs. TaskUs, Inc. and Shopify, Inc., Shopify Holdings (USA), Inc., Shopify (USA) Inc. (No. 1:22-cv-00436-UNA), was filed in the United States District Court for the District of Delaware. The complaint alleges the named defendants failed to exercise reasonable care in securing and safeguarding consumer information in connection with a 2020 data breach impacting Ledger SAS cryptocurrency hardware wallets, resulting in the unauthorized public release of approximately 272,000 pieces of detailed personally identifiable information, including Plaintiffs’ and class members’ full names, email addresses, postal addresses, and telephone numbers. The four named plaintiffs allege aggregate losses of approximately $140,000, and allege that the damages exceed $5 million for purposes of class action jurisdiction. On April 8, 2022, the Company filed a motion to dismiss, which is currently pending. On June 11, 2025, the parties signed an agreement to settle all of the plaintiffs' individual claims for an immaterial amount. The case was dismissed with prejudice on July 29, 2025.
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
On November 22, 2023, TaskUs was added as an additional defendant in a lawsuit captioned Naeem Seirafi, Edward Baton, Anthony Comilla, Brett Deeney, and Abraham Vilinger, individually and on behalf of all others similarly situated v. Ledger SAS, Shopify (USA) Inc., Shopify Inc., and TaskUs, Inc., No. 21-cv-02470 pending in the United States District Court, Northern District of California. The complaint alleges defendants failed to exercise reasonable care in securing and safeguarding consumer information in connection with a 2020 data breach impacting Ledger cryptocurrency hardware wallets, resulting in the unauthorized public release of approximately 272,000 pieces of detailed personally identifiable information, including Plaintiffs’ and “Class” members’ full names, email addresses, postal addresses, and telephone numbers. The complaint asserts claims against TaskUs for negligence, negligence per se, declaratory and injunctive relief, and for violations of the New York Deceptive Trade Practices Act. The named plaintiffs’ alleged damages of approximately $557,000 and an award of costs and expenses, including reasonable attorneys’ fees, as well as declaratory and injunctive relief, and other damages. On September 19, 2024, TaskUs filed a motion to dismiss, which the Court granted on February 6, 2025. On July 17, 2025, plaintiffs filed a petition for interlocutory review with the Ninth Circuit Court of Appeals, seeking immediate review of the February 6, 2025 Order. The Ninth Circuit has not yet determined whether it will grant review.
On May 27, 2025, a purported class action captioned Nelson Estrada, individually and on behalf of all others similarly situated v. TaskUs, Inc., was filed in the United States District Court for the Southern District of New York against the Company. The complaint alleges that plaintiff’s data was implicated in a Coinbase data breach announced on May 14, 2025, and that breach involved TaskUs employees providing overseas support services to Coinbase who improperly accessed information related to his account. The complaint asserts claims for negligence, negligence per se, breach of implied contract, unjust enrichment, declaratory and injunctive relief, violation of the unfair competition statutes of various states, and violation of the California Consumer Privacy Act. Plaintiff seeks to certify a class of all persons in the United States whose personally identifiable information was compromised in the Coinbase data breach, as well as a similarly defined California sub-class and requests damages, pre- and post-judgment interest, attorneys’ fees, and any other relief allowable under law. On July 17, 2025, the Company sought a pre-motion conference seeking permission to file a motion to dismiss. The matter is set for a pre-motion conference in August 2025. The Company is unable to predict, with a reasonable degree of certainty, the likely outcome of this litigation.
Indemnification
In addition, in the ordinary course of business, the Company enters into agreements of varying scope and terms pursuant to which it agrees to indemnify clients, vendors and other business partners with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, cybersecurity breach, services to be provided by us or from intellectual property infringement claims made by third parties. Historically, we have not experienced significant losses on these types of indemnification obligations; however, the Company may incur significant losses related to such indemnification obligations in the future.

10. Stock-Based Compensation
The following table summarizes the stock option, restricted stock unit ("RSU") and performance stock unit ("PSU") activity for the six months ended June 30, 2025:

	Options		RSUs		PSUs
	Number of options	Weighted - average exercise price	Number of RSUs	Weighted - average grant date fair value	Number of PSUs	Weighted - average grant date fair value
Outstanding at January 1, 2025	4,846,497	$18.58	4,309,358	$17.50	3,693,417	$4.67
Granted	—	$—	1,758,292	$13.35	396,198	$13.15
Exercised or released	(943,805)	$7.55	(1,393,936)	$16.52	(26,667)	$14.67
Forfeited, cancelled, or expired	(1,620)	$9.46	(272,552)	$15.91	(3,307,060)	$3.98
Outstanding at June 30, 2025	3,901,072	$21.26	4,401,162	$16.25	755,888	$11.78
The PSUs granted during the six months ended June 30, 2025 vest contingently over three years subject to continued service and the achievement of certain Revenue and Adjusted EBITDA targets (performance conditions).
The following table summarizes the components of stock-based compensation expense recognized for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Cost of services	$250	$501	$452	$1,181
Selling, general and administrative expense	8,057	10,620	16,604	20,175
Total	$8,307	$11,121	$17,056	$21,356
As of June 30, 2025, there was $0.8 million, $30.9 million and $2.9 million of unrecognized compensation expense related to the Company’s unvested stock options, RSUs and PSUs, respectively, that is expected to be recognized over a weighted-average period of 0.6 years, 1.5 years and 1.6 years, respectively. Certain PSUs contain performance conditions, which may result in a different amount of expense recognized over the term of the awards.
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
The Company recorded provision for income taxes of $7.0 million and $7.3 million in the three months ended June 30, 2025 and 2024, respectively. The effective tax rate was 25.9% and 36.8% for the three months ended June 30, 2025 and 2024, respectively.
The Company recorded provision for income taxes of $15.6 million and $13.8 million in the six months ended June 30, 2025 and 2024, respectively. The effective tax rate was 27.5% and 36.3% for the six months ended June 30, 2025 and 2024, respectively. The difference between the effective tax rate and the 21% federal statutory rate in the six months ended June 30, 2025 was primarily due to state taxes, Global Intangible Low-Taxed Income ("GILTI") inclusion, nondeductible compensation of officers partially offset by Foreign-Derived Intangible Income and other discrete items. The difference between the effective tax rate and the 21% federal statutory rate in the six months ended June 30, 2024 was primarily due to GILTI inclusion, nondeductible compensation of officers, and tax benefits of income tax holidays in foreign jurisdiction.
The One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025 and the Company continues to evaluate the impact on its financial position. The OBBBA is not currently expected to materially impact the Company’s effective tax rate or cash flows in the current fiscal year.
12. Earnings Per Share
The Company has Class A common stock and Class B common stock outstanding. Because the only difference between the two classes of common stock are related to voting, transfer and conversion rights, the Company has not presented earnings per share under the two-class method, as earnings per share are the same for both Class A common stock and Class B common stock.

The following table summarizes the computation of basic and diluted earnings per share for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share data)	2025	2024	2025	2024
Numerator:
Net income	$20,047	$12,598	$41,195	$24,312
Denominator:
Weighted-average common shares outstanding – basic	89,493,215	88,331,992	89,766,782	88,563,601
Effect of dilutive securities	3,083,590	3,297,938	3,349,391	3,176,307
Weighted-average common shares outstanding – diluted	92,576,805	91,629,930	93,116,173	91,739,908
Net income per common share:
Basic	$0.22	$0.14	$0.46	$0.27
Diluted	$0.22	$0.14	$0.44	$0.27
The Company excluded 3,159,946 and 3,175,817 potential common stock equivalents from the computation of diluted EPS for the three and six months ended June 30, 2025, respectively, and 3,408,439 and 3,411,655 potential common stock equivalents from the computation of diluted EPS for the three and six months ended June 30, 2024, respectively, because the effect would have been anti-dilutive. There were 578,110 and 3,373,417 potential common stock equivalents outstanding as of June 30, 2025 and 2024, respectively, with market or performance conditions which were not met at the relevant date, that were excluded from the calculation of diluted EPS.
13. Accumulated Other Comprehensive Loss
The following tables summarize the changes in accumulated balances of other comprehensive income (loss) for the three and six months ended June 30, 2025:

(in thousands)	Foreign Currency Translation Adjustments	Retirement Benefit Reserves	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of March 31, 2025	$(18,422)	$(418)	$1,949	$(16,891)
Other comprehensive income (loss) before reclassifications	4,729	(31)	5,452	10,150
Income tax effects	—	3	(1,177)	(1,174)
Amounts reclassified from accumulated other comprehensive income	—	—	(1,898)	(1,898)
Income tax effects	—	—	396	396
Other comprehensive income (loss)	4,729	(28)	2,773	7,474
Balance as of June 30, 2025	$(13,693)	$(446)	$4,722	$(9,417)

(in thousands)	Foreign Currency Translation Adjustments	Retirement Benefit Reserves	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of December 31, 2024	$(21,659)	$(397)	$(3,333)	$(25,389)
Other comprehensive income (loss) before reclassifications	7,966	(54)	11,548	19,460
Income tax effects	—	5	(2,427)	(2,422)
Amounts reclassified from accumulated other comprehensive income	—	—	(1,350)	(1,350)
Income tax effects	—	—	284	284
Other comprehensive income (loss)	7,966	(49)	8,055	15,972
Balance as of June 30, 2025	$(13,693)	$(446)	$4,722	$(9,417)

The following tables summarize the changes in accumulated balances of other comprehensive income (loss) for the three and six months ended June 30, 2024:

(in thousands)	Foreign Currency Translation Adjustments	Retirement Benefit Reserves	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of March 31, 2024	$(13,018)	$159	$—	$(12,859)
Other comprehensive income (loss) before reclassifications	(7,734)	17	—	(7,717)
Other comprehensive income (loss)	(7,734)	17	—	(7,717)
Balance as of June 30, 2024	$(20,752)	$176	$—	$(20,576)

(in thousands)	Foreign Currency Translation Adjustments	Retirement Benefit Reserves	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of December 31, 2023	$(9,705)	$154	$—	$(9,551)
Other comprehensive income (loss) before reclassifications	(11,047)	22	—	(11,025)
Other comprehensive income (loss)	(11,047)	22	—	(11,025)
Balance as of June 30, 2024	$(20,752)	$176	$—	$(20,576)
14. Segment Information
Our chief executive officer is our chief operating decision maker, who allocates resources to, and assesses the performance of, each operating segment using information based on factors including client demand and capacity and consolidated net income. Therefore, the Company has determined that it operates in a single operating and reportable segment.
The following table presents the significant expenses for the Company’s single segment:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Operating expenses:
Personnel costs (Cost of services)(1)	$152,754	$120,675	$296,700	$236,314
Operating costs (Selling, general, and administrative expense)(2)	49,142	43,333	97,258	86,063
Stock-based compensation expense(3)	8,428	11,128	17,646	21,692
Non-operating costs (Selling, general, and administrative expense)(4)	11,088	2,318	11,391	2,618
Other (Cost of services)(5)	27,562	22,698	54,584	41,780
Depreciation	9,867	9,978	19,870	20,767
Amortization of intangible assets	4,997	4,982	9,973	9,967
Loss (gain) on disposal of assets	(114)	94	(144)	(83)
Total operating expenses	$263,724	$215,206	$507,278	$419,118
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
(4)    Includes operational efficiency costs and transaction costs in 2025 and certain litigation costs that are considered non-recurring and outside of the ordinary course of business in 2024.
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
This Quarterly Report includes certain historical consolidated financial and other data for TaskUs, Inc. ("we," "us," "our" or the "Company"). The following discussion provides a narrative of our results of operations and financial condition for the three and six months ended June 30, 2025 and 2024.
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
Our global, omnichannel delivery model is focused on providing our clients with three key services – Digital Customer Experience, Trust + Safety, and Artificial Intelligence ("AI") Services.
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
2025 Developments
AI Investments
Certain of our clients, including our largest client, have announced automation initiatives which include significant investments in generative AI. In some cases, TaskUs is supporting these initiatives, which may lead to revenue growth in the near term but may ultimately result in the automation of some services that TaskUs currently provides for these clients. We continue to pursue opportunities to transform our business, and create new, enduring revenue streams, in response to these developments. This includes our partnerships with developers of agentic AI technologies to help our clients seamlessly integrate advanced AI technologies into their customer experience operations. While certain of our clients’ initiatives have driven revenue growth in recent quarters, there can be no assurance that our revenue will continue at the same level, or that revenue in other service offerings will not be negatively impacted by our clients automation investments.

Merger Agreement
On May 8, 2025, the Company entered into an Agreement and Plan of Merger (as it may be amended from time to time, the “Merger Agreement”) to be acquired by an affiliate of Blackstone, the Company’s Co-Founder and Chief Executive Officer, Bryce Maddock, and the Company’s Co-Founder and President, Jaspar Weir (collectively, the “Buyer Group”), pursuant to which the Buyer Group agreed to acquire 100% of the outstanding shares of the Company’s Class A common stock that it does not already own (the “Merger”). Pursuant to the Merger Agreement and subject to the satisfaction or waiver of certain closing conditions and on the terms set forth therein, Company stockholders are to receive $16.50, in cash, per share. The corporation surviving the Merger (the “Surviving Company”) will be collectively owned, directly or indirectly, by (i) BCP FC Aggregator L.P., (ii) The Maddock 2015 Irrevocable Trust, The Bryce Maddock Family Trust, The Maddock 2015 Exempt Irrevocable Trust and Bryce Maddock, (iii) The Weir 2015 Irrevocable Trust, The Jaspar Weir Family Trust, The Weir 2015 Exempt Irrevocable Trust and Jaspar Weir (the stockholders described in clauses (i)-(iii), collectively, the “Continuing Stockholders”) and (iv) the other holders of Continuing Shares (as defined in the Merger Agreement) (if any).
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
On July 1, 2025, the Company filed a preliminary proxy statement with the SEC in connection with a special meeting of the stockholders of the Company to consider and vote on the Merger and related matters. Subsequently, the Company filed an amendment to the preliminary proxy statement on July 31, 2025.
The Merger is expected to close in the second half of 2025. Upon completion, the Company’s common stock will no longer be listed on any public market.
Recent Financial Highlights
For the three months ended June 30, 2025, we recorded service revenue of $294.1 million, a 23.6% increase from $237.9 million for the three months ended June 30, 2024. For the six months ended June 30, 2025, we recorded service revenue of $571.9 million, a 22.9% increase from $465.4 million for the six months ended June 30, 2024.
Net income for the three months ended June 30, 2025 increased to $20.0 million from $12.6 million for the three months ended June 30, 2024. This increase is due primarily to revenue growth, partially offset by higher cost of services and selling, general and administrative expense. Adjusted Net Income for the three months ended June 30, 2025 increased 38.6% to $39.7 million from $28.6 million for the three months ended June 30, 2024. Adjusted EBITDA for the three months ended June 30, 2025 increased 26.7% to $65.0 million from $51.3 million for the three months ended June 30, 2024. Adjusted Net Income and Adjusted EBITDA are non-GAAP financial measures. For definitions and reconciliations to net income, the most directly comparable measure in accordance with GAAP, see "Non-GAAP Financial Measures."
Net income for the six months ended June 30, 2025 increased to $41.2 million from $24.3 million for the six months ended June 30, 2024. This increase is due primarily to revenue growth, partially offset by higher cost of services and selling, general and administrative expense. Adjusted Net Income for the six months ended June 30, 2025 increased 35.3% to $75.6 million from $55.9 million for the six months ended June 30, 2024. Adjusted EBITDA for the six months ended June 30, 2025 increased 22.0% to $124.2 million from $101.9 million for the six months ended June 30, 2024.
Our operating results in any period are not necessarily indicative of the results that may be expected for any future period.

Results of Operations
Comparison of the Three Months Ended June 30, 2025 and 2024
The following tables set forth certain historical consolidated financial information for the three months ended June 30, 2025 and 2024:

	Three months ended June 30,		Period over Period Change
(in thousands, except %)	2025	2024	($)	(%)
Service revenue	$294,086	$237,928	$56,158	23.6%
Operating expenses:
Cost of services	180,568	143,876	36,692	25.5%
Selling, general and administrative expense	68,406	56,276	12,130	21.6%
Depreciation	9,867	9,978	(111)	(1.1)%
Amortization of intangible assets	4,997	4,982	15	0.3%
Loss (gain) on disposal of assets	(114)	94	(208)	NM
Total operating expenses	263,724	215,206	48,518	22.5%
Operating income	30,362	22,722	7,640	33.6%
Other income, net	(1,327)	(2,703)	1,376	(50.9)%
Financing expenses	4,635	5,490	(855)	(15.6)%
Income before income taxes	27,054	19,935	7,119	35.7%
Provision for income taxes	7,007	7,337	(330)	(4.5)%
Net income	$20,047	$12,598	$7,449	59.1%
NM = not meaningful
Service revenue
Service revenue by service offering
The following table presents the breakdown of our service revenue by service offering for each period:

	Three months ended June 30,		Period over Period Change
(in thousands, except %)	2025	2024	($)	(%)
Digital Customer Experience	$165,082	$148,352	$16,730	11.3%
Trust + Safety	76,451	59,066	17,385	29.4%
AI Services	52,553	30,510	22,043	72.2%
Service revenue	$294,086	$237,928	$56,158	23.6%
Digital Customer Experience was primarily driven by an increase from existing clients, including Technology, Healthcare and Financial Services, partially offset by a decrease in On Demand Travel + Transportation. The remaining increase was primarily driven by new clients in Technology.
Trust + Safety was primarily driven by an increase from existing clients, primarily in Social Media, partially offset by a decrease in On Demand Travel + Transportation.
AI Services was primarily driven by an increase from existing clients, primarily in Social Media and On Demand Travel + Transportation, as well as new clients in Social Media.
Service revenue by delivery geography
We deliver our services from multiple locations around the world; however, the majority of our service revenues are derived from contracts that require payment in United States dollars, regardless of whether the clients are located in the United States.

The following table presents the breakdown of our service revenue by geographical location, based on where the services are provided, for each period:

	Three months ended June 30,		Period over Period Change
(in thousands, except %)	2025	2024	($)	(%)
Philippines	$160,191	$138,308	$21,883	15.8%
United States	32,393	25,267	7,126	28.2%
India	37,079	29,468	7,611	25.8%
Rest of World	64,423	44,885	19,538	43.5%
Service revenue	$294,086	$237,928	$56,158	23.6%
Philippines: AI Services contributed 8.1% of the total increase primarily driven by clients in Social Media and On Demand Travel + Transportation. Digital Customer Experience contributed 5.8% of the total increase primarily driven by clients in Technology, Financial Services and Healthcare, partially offset by clients in On Demand Travel + Transportation and Retail + E-Commerce. Trust + Safety contributed 1.9% of the total increase primarily driven by clients in Social Media.
United States: AI Services contributed 23.9% of the total increase primarily driven by clients in Social Media and On Demand Travel + Transportation. Trust + Safety contributed 4.9% of the total increase primarily driven by clients in Social Media. The increase was partially offset by a 0.6% decrease contributed by Digital Customer Experience primarily driven by clients in Technology, partially offset by clients in On Demand Travel + Transportation.
India: Digital Customer Experience contributed 20.3% of the total increase primarily driven by clients in Retail + E-Commerce and On Demand Travel + Transportation. AI Services contributed 10.6% of the total increase primarily driven by clients in Social Media. The increase was partially offset by a 5.1% decrease contributed by Trust + Safety primarily driven by clients in On Demand Travel + Transportation.
Rest of World: Trust + Safety contributed 33.4% of the total increase primarily driven by clients in Social Media. Digital Customer Experience contributed 6.5% of the total increase primarily driven by clients in Technology and Financial Services, partially offset by clients in On Demand Travel + Transportation. AI Services contributed 3.6% of the total increase primarily driven by Social Media. Growth in the Rest of World was led by Latin America and Europe.
Operating expenses
Cost of services
The increase was primarily driven by higher personnel costs of $32.5 million associated with increased headcount. The remaining increase included facilities costs associated with site expansion.
Selling, general and administrative expense
The increase was primarily driven by transaction costs of $10.2 million and operational efficiency costs of $0.9 million. The remaining increase includes higher personnel costs of $1.9 million associated with increased headcount, including a $2.6 million reduction in stock-based compensation expense. These increases were partially offset by a reduction of litigation costs of $2.3 million.
Other income, net
Changes are driven by our exposure to foreign currency exchange risk resulting from our operations in foreign geographies, primarily the Philippines, including economic hedges using foreign currency exchange rate forward contracts. See Part I, Item 3., "Quantitative and Qualitative Disclosures About Market Risk" in this Quarterly Report for additional information on how foreign currency impacts our financial results.
Financing expenses
Changes in financing expense are primarily driven by payments on long-term debt and the rate of SOFR used to calculate the interest rate of our debt.

Provision for income taxes
The effective tax rate for the three months ended June 30, 2025 and 2024 was 25.9% and 36.8%, respectively. Costs related to the issuance of stock-based compensation, operational efficiency costs, litigation costs, transactions costs and severance within the provision for income taxes calculation are adjusted for Non-GAAP purposes. If those costs are removed, the provision for income taxes would have been $12.1 million and $8.5 million and the effective tax rate would have been 25.8% and 25.5% for the three months ended June 30, 2025 and 2024, respectively.
Comparison of the Six Months Ended June 30, 2025 and 2024
The following tables set forth certain historical consolidated financial information for the six months ended June 30, 2025 and 2024:

	Six months ended June 30,		Period over Period Change
(in thousands, except %)	2025	2024	($)	(%)
Service revenue	$571,878	$465,398	$106,480	22.9%
Operating expenses:
Cost of services	351,749	279,287	72,462	25.9%
Selling, general and administrative expense	125,830	109,180	16,650	15.3%
Depreciation	19,870	20,767	(897)	(4.3)%
Amortization of intangible assets	9,973	9,967	6	0.1%
Gain on disposal of assets	(144)	(83)	(61)	73.5%
Total operating expenses	507,278	419,118	88,160	21.0%
Operating income	64,600	46,280	18,320	39.6%
Other income, net	(1,500)	(2,905)	1,405	(48.4)%
Financing expenses	9,298	11,028	(1,730)	(15.7)%
Income before income taxes	56,802	38,157	18,645	48.9%
Provision for income taxes	15,607	13,845	1,762	12.7%
Net income	$41,195	$24,312	$16,883	69.4%
Service revenue
Service revenue by service offering
The following table presents the breakdown of our service revenue by service offering for each period:

	Six months ended June 30,		Period over Period Change
(in thousands, except %)	2025	2024	($)	(%)
Digital Customer Experience	$324,944	$291,843	$33,101	11.3%
Trust + Safety	148,911	114,338	34,573	30.2%
AI Services	98,023	59,217	38,806	65.5%
Service revenue	$571,878	$465,398	$106,480	22.9%
Digital Customer Experience was primarily driven by an increase from existing clients, including Technology, Financial Services and Professional Services + Industry, partially offset by a decrease in On Demand Travel + Transportation. The remaining increase was primarily driven by new clients in Technology and Healthcare.
Trust + Safety was primarily driven by an increase from existing clients, primarily in Social Media, partially offset by On Demand Travel + Transportation.
AI Services was primarily driven by an increase from existing clients, primarily in Social Media, as well as new clients in Social Media.
Service revenue by delivery geography
We deliver our services from multiple locations around the world; however, the majority of our service revenues are derived from contracts that require payment in United States dollars, regardless of whether the clients are located in the United States.

The following table presents the breakdown of our service revenue by geographical location, based on where the services are provided, for each period:

	Six months ended June 30,		Period over Period Change
(in thousands, except %)	2025	2024	($)	(%)
Philippines	$311,908	$269,521	$42,387	15.7%
United States	65,614	50,857	14,757	29.0%
India	72,507	58,377	14,130	24.2%
Rest of World	121,849	86,643	35,206	40.6%
Service revenue	$571,878	$465,398	$106,480	22.9%
Philippines: Digital Customer Experience contributed 6.5% of the total increase primarily driven by clients in Technology, Financial Services and Healthcare, partially offset by clients in Retail + E-Commerce and On Demand Travel + Transportation. AI Services contributed 6.3% of the total increase primarily driven by clients in Social Media and On Demand Travel + Transportation. Trust + Safety contributed 2.9% of the total increase primarily driven by clients in Social Media, partially offset by clients in Financial Services.
United States: AI Services contributed 24.5% of the total increase primarily driven by clients in Social Media. Trust + Safety contributed 5.6% of the total increase primarily driven by clients in Social Media. These increases were partially offset by a 1.1% decrease contributed by Digital Customer Experience primarily driven by clients in Technology, partially offset by clients in On Demand Travel + Transportation.
India: Digital Customer Experience contributed 15.9% of the total increase primarily driven by clients in Retail + E-Commerce, On Demand Travel + Transportation and Healthcare, partially offset by clients in Financial Services. AI Services contributed 11.3% of the total increase primarily driven by clients in Social Media. These increases were partially offset by a 3.0% decrease contributed by Trust + Safety primarily driven by clients On Demand Travel + Transportation, partially offset by clients in Retail + E-Commerce.
Rest of World: Trust + Safety contributed 29.6% of the total increase primarily driven by clients in Social Media. Digital Customer Experience contributed 7.8% of the total increase primarily driven by clients in Technology and Professional Services + Industry, partially offset by clients in On Demand Travel + Transportation. AI Services contributed 3.2% of the total increase primarily driven by clients in Social Media. Growth in the Rest of World was led by Latin America and Europe.
Operating expenses
Cost of services
The increase was primarily driven by higher personnel costs of $59.7 million associated with increased headcount. The remaining increase included facilities costs associated with site expansion.
Selling, general and administrative expense
The increase was primarily driven by transaction costs of $10.2 million and operational efficiency costs of $1.2 million. The remaining increase includes higher personnel costs of $5.0 million associated with increased headcount, including a $3.6 million reduction in stock-based compensation expense, and employee engagement expenses. These increases were partially offset by a reduction of litigation costs of $2.6 million.
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
Provision for income taxes
The effective tax rate for the six months ended June 30, 2025 and 2024 was 27.5% and 36.3%, respectively. Costs related to the issuance of stock-based compensation, operational efficiency costs, litigation costs, transactions costs and severance within the provision for income taxes calculation are adjusted for Non-GAAP purposes. If those costs are removed, the provision for income taxes would have been $22.3 million and $16.6 million and the effective tax rate would have been 25.7% and 26.4% for the six months ended June 30, 2025 and 2024, respectively.

Revenue by Top Clients
The table below sets forth the percentage of our total service revenue derived from our largest clients for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Top ten clients	58%	55%	58%	55%
Top twenty clients	71%	68%	71%	68%
For the three months ended June 30, 2025 and 2024, we generated 26% and 20%, respectively, of our service revenue from our largest client. For the six months ended June 30, 2025 and 2024, we generated 26% and 20%, respectively, of our service revenue from our largest client.
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

Adjusted Net Income
Adjusted Net Income is a non-GAAP profitability measure that represents net income or loss for the period before the impact of amortization of intangible assets and certain items that are considered to hinder comparison of the performance of our businesses on a period-over-period basis or with other businesses. During the periods presented, we excluded from Adjusted Net Income amortization of intangible assets, transaction costs, operational efficiency costs, the effect of foreign currency gains and losses, gains and losses on disposals of assets, certain severance costs, certain non-recurring litigation costs, stock-based compensation expense and associated employer payroll tax and the related effect on income taxes of certain pre-tax adjustments, which include costs that are required to be expensed in accordance with GAAP. Our management believes that the inclusion of supplementary adjustments to net income applied in presenting Adjusted Net Income are appropriate to provide additional information to investors about certain material non-cash items and about unusual items that we do not expect to continue at the same level in the future.
The following table reconciles net income, the most directly comparable GAAP measure, to Adjusted Net Income for the three months ended June 30, 2025 and 2024:

	Three months ended June 30,		Period over Period Change
(in thousands, except %)	2025	2024	($)	(%)
Net income	$20,047	$12,598	$7,449	59.1%
Amortization of intangible assets	4,997	4,982	15	0.3%
Transaction costs(1)	10,164	—	10,164	100.0%
Operational efficiency costs(2)	924	—	924	100.0%
Foreign currency losses (gains)(3)	139	(1,312)	1,451	NM
Loss (gain) on disposal of assets	(114)	94	(208)	NM
Severance costs(4)	156	—	156	100.0%
Litigation costs(5)	—	2,318	(2,318)	(100.0)%
Stock-based compensation expense(6)	8,428	11,128	(2,700)	(24.3)%
Tax impacts of adjustments(7)	(5,044)	(1,173)	(3,871)	330.0%
Adjusted Net Income	$39,697	$28,635	$11,062	38.6%
Net Income Margin(8)	6.8%	5.3%
Adjusted Net Income Margin(8)	13.5%	12.0%
NM = not meaningful
(1) Represents non-recurring professional service fees related to the take-private transaction that have been expensed during the period.
(2) Represents professional service fees related to certain efforts to enhance efficiency of client delivery and operations support.
(3) Realized and unrealized foreign currency losses and gains include the effect of fair market value changes of forward contracts not designated as hedging instruments and remeasurement of U.S. dollar-denominated accounts to foreign currency.
(4) Represents severance payments as a result of certain cost optimization measures we undertook during the period to restructure support roles.
(5) Represents only those litigation costs that are considered non-recurring and outside of the ordinary course of business.
(6) Represents stock-based compensation expense, as well as associated payroll tax.
(7) Represents tax impacts of adjustments to net income which resulted in a tax benefit during the period, including stock-based compensation expense, transaction costs, operational efficiency costs, and litigation costs. After these adjustments, we applied a non-GAAP effective tax rate of 25.8% and 25.5% for the three months ended June 30, 2025 and 2024, respectively, to non-GAAP income before income taxes.
(8) Net Income Margin represents net income divided by service revenue and Adjusted Net Income Margin represents Adjusted Net Income divided by service revenue.

The following table reconciles net income, the most directly comparable GAAP measure, to Adjusted Net Income for the six months ended June 30, 2025 and 2024:

	Six months ended June 30,		Period over Period Change
(in thousands, except %)	2025	2024	($)	(%)
Net income	$41,195	$24,312	$16,883	69.4%
Amortization of intangible assets	9,973	9,967	6	0.1%
Transaction costs(1)	10,164	—	10,164	100.0%
Operational efficiency costs(2)	1,227	—	1,227	100.0%
Foreign currency losses (gains)(3)	1,449	(298)	1,747	NM
Gain on disposal of assets	(144)	(83)	(61)	73.5%
Severance costs(4)	835	487	348	71.5%
Litigation costs(5)	—	2,618	(2,618)	(100.0)%
Stock-based compensation expense(6)	17,646	21,692	(4,046)	(18.7)%
Tax impacts of adjustments(7)	(6,710)	(2,788)	(3,922)	140.7%
Adjusted Net Income	$75,635	$55,907	$19,728	35.3%
Net Income Margin(8)	7.2%	5.2%
Adjusted Net Income Margin(8)	13.2%	12.0%
NM = not meaningful
(1) Represents non-recurring professional service fees related to the take-private transaction that have been expensed during the period.
(2) Represents professional service fees related to certain efforts to enhance efficiency of client delivery and operations support.
(3) Realized and unrealized foreign currency losses and gains include the effect of fair market value changes of forward contracts not designated as hedging instruments and remeasurement of U.S. dollar-denominated accounts to foreign currency.
(4) Represents severance payments as a result of certain cost optimization measures we undertook during the period to restructure support roles.
(5) Represents only those litigation costs that are considered non-recurring and outside of the ordinary course of business.
(6) Represents stock-based compensation expense, as well as associated payroll tax.
(7) Represents tax impacts of adjustments to net income which resulted in a tax benefit during the period, including stock-based compensation expense, transaction costs, operational efficiency costs and litigation costs. After these adjustments, we applied a non-GAAP effective tax rate of 25.7% and 26.4% for the six months ended June 30, 2025 and 2024, respectively, to non-GAAP income before income taxes.
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
The following table reconciles GAAP diluted EPS, the most directly comparable GAAP measure, to Adjusted EPS for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
GAAP diluted EPS	$0.22	$0.14	$0.44	$0.27
Per share adjustments to net income(1)	0.21	0.17	0.37	0.34
Adjusted EPS	$0.43	$0.31	$0.81	$0.61

Weighted-average common shares outstanding – diluted	92,576,805	91,629,930	93,116,173	91,739,908
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
Adjusted EBITDA is a non-GAAP profitability measure that represents EBITDA before certain items that are considered to hinder comparison of the performance of our business on a period-over-period basis or with other businesses. During the periods presented, we excluded from Adjusted EBITDA transaction costs, operational efficiency costs, the effect of foreign currency gains and losses, gains and losses on disposals of assets, certain severance costs, certain non-recurring litigation costs, stock-based compensation expense and associated employer payroll tax and interest income, which include costs that are required to be expensed in accordance with GAAP. Our management believes that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors about certain material non-cash items and about unusual items that we do not expect to continue at the same level in the future.
The following table reconciles net income, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the three months ended June 30, 2025 and 2024:

	Three months ended June 30,		Period over Period Change
(in thousands, except %)	2025	2024	($)	(%)
Net income	$20,047	$12,598	$7,449	59.1%
Provision for income taxes	7,007	7,337	(330)	(4.5)%
Financing expenses	4,635	5,490	(855)	(15.6)%
Depreciation	9,867	9,978	(111)	(1.1)%
Amortization of intangible assets	4,997	4,982	15	0.3%
EBITDA	$46,553	$40,385	$6,168	15.3%
Transaction costs(1)	10,164	—	10,164	100.0%
Operational efficiency costs(2)	924	—	924	100.0%
Foreign currency losses (gains)(3)	139	(1,312)	1,451	NM
Loss (gain) on disposal of assets	(114)	94	(208)	NM
Severance costs(4)	156	—	156	100.0%
Litigation costs(5)	—	2,318	(2,318)	(100.0)%
Stock-based compensation expense(6)	8,428	11,128	(2,700)	(24.3)%
Interest income(7)	(1,298)	(1,361)	63	(4.6)%
Adjusted EBITDA	$64,952	$51,252	$13,700	26.7%
Net Income Margin(8)	6.8%	5.3%
Adjusted EBITDA Margin(8)	22.1%	21.5%
NM = not meaningful
(1) Represents non-recurring professional service fees related to the take-private transaction that have been expensed during the period.
(2) Represents professional service fees related to certain efforts to enhance efficiency of client delivery and operations support.
(3) Realized and unrealized foreign currency losses and gains include the effect of fair market value changes of forward contracts not designated as hedging instruments and remeasurement of U.S. dollar-denominated accounts to foreign currency.
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

The following table reconciles net income, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the six months ended June 30, 2025 and 2024:

	Six months ended June 30,		Period over Period Change
(in thousands, except %)	2025	2024	($)	(%)
Net income	$41,195	$24,312	$16,883	69.4%
Provision for income taxes	15,607	13,845	1,762	12.7%
Financing expenses	9,298	11,028	(1,730)	(15.7)%
Depreciation	19,870	20,767	(897)	(4.3)%
Amortization of intangible assets	9,973	9,967	6	0.1%
EBITDA	$95,943	$79,919	$16,024	20.1%
Transaction costs(1)	10,164	—	10,164	100.0%
Operational efficiency costs(2)	1,227	—	1,227	100.0%
Foreign currency losses (gains)(3)	1,449	(298)	1,747	NM
Gain on disposal of assets	(144)	(83)	(61)	73.5%
Severance costs(4)	835	487	348	71.5%
Litigation costs(5)	—	2,618	(2,618)	(100.0)%
Stock-based compensation expense(6)	17,646	21,692	(4,046)	(18.7)%
Interest income(7)	$(2,896)	$(2,478)	(418)	16.9%
Adjusted EBITDA	$124,224	$101,857	$22,367	22.0%
Net Income Margin(8)	7.2%	5.2%
Adjusted EBITDA Margin(8)	21.7%	21.9%
NM = not meaningful
(1) Represents non-recurring professional service fees related to the take-private transaction that have been expensed during the period.
(2) Represents professional service fees related to certain efforts to enhance efficiency of client delivery and operations support.
(3) Realized and unrealized foreign currency losses and gains include the effect of fair market value changes of forward contracts not designated as hedging instruments and remeasurement of U.S. dollar-denominated accounts to foreign currency.
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
The following table reconciles net cash provided by operating activities, the most directly comparable GAAP measure, to Free Cash Flow for the six months ended June 30, 2025 and 2024:

	Six months ended June 30,
	2025	2024
Net cash provided by operating activities	$53,285	$81,211
Purchase of property and equipment	(31,451)	(8,088)
Free Cash Flow	$21,834	$73,123
Conversion of Adjusted EBITDA to Free Cash Flow(1)	17.6%	71.8%
(1) Conversion of Adjusted EBITDA to Free Cash Flow represents Free Cash Flow divided by Adjusted EBITDA.
Liquidity and Capital Resources
As of June 30, 2025, our principal sources of liquidity were cash and cash equivalents totaling $181.9 million, which were held for working capital purposes, as well as the borrowing availability under the 2022 Revolving Credit Facility of $190.0 million.

As of June 30, 2025, our total indebtedness, net of debt financing fees was $249.6 million. The interest rate in effect for the 2022 Term Loan Facility as of June 30, 2025 was 6.646% per annum. We were in compliance with all debt covenants as of June 30, 2025. See Note 7, "Long-Term Debt" in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our debt.
During the six months ended June 30, 2025, we repurchased 2,112,247 shares of our Class A common stock under the share repurchase program for $27.7 million, which we funded principally with available cash. As of June 30, 2025, $11.9 million remained available for share repurchases under our share repurchase program. In connection with the execution of the Merger Agreement, the Company suspended purchases under its share repurchase program. For additional information about our share repurchase program, see Part II, Item 2., "Unregistered Sales of Equity Securities and Use of Proceeds—Issuer Purchases of Equity Securities" in this Quarterly Report.
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
Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated:

	Six months ended June 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$53,285	$81,211
Net cash used in investing activities	(31,451)	(8,088)
Net cash used in financing activities	(33,493)	(18,614)
Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2025 was $53.3 million compared to net cash provided by operating activities of $81.2 million for the six months ended June 30, 2024. Net cash provided by operating activities for the six months ended June 30, 2025 reflects net income of $41.2 million and the add back for non-cash charges totaling $44.4 million, partially offset by changes in operating assets and liabilities of $32.3 million. Non-cash charges primarily consisted of $19.9 million of depreciation, $17.1 million in stock-based compensation expense and $10.0 million of amortization related to intangibles. Net cash provided by operating activities for the six months ended June 30, 2024 reflects net income of $24.3 million, the add back for non-cash charges totaling $54.1 million, as well as changes in operating assets and liabilities of $2.8 million. Non-cash charges primarily consisted of $21.4 million in stock-based compensation expense, $20.8 million of depreciation and $10.0 million of amortization related to intangibles.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2025 was $31.5 million compared to net cash used in investing activities of $8.1 million for the six months ended June 30, 2024. Purchase of property and equipment increased primarily due to higher site build-out costs as well as technology and computer purchases due to significant growth.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2025 was $33.5 million compared to net cash used by financing activities of $18.6 million for the six months ended June 30, 2024. The increase was due primarily to the additional shares acquired under our share repurchase program and payments for taxes related to net share settlement.
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
Foreign Currency Risk
Our exposure to market risk arises principally from exchange rate risk. Although substantially all of our revenues are denominated in U.S. dollars, a substantial portion of our expenses were incurred and paid in the Philippine peso, Indian rupee, Mexican peso, and the Colombian peso, in the six months ended June 30, 2025 and 2024. We also incur expenses in U.S. dollars, and currencies of the other countries in which we have operations. The exchange rates among the Philippine peso, Indian rupee, Mexican peso, Colombian peso and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future.
The following table presents a summary of foreign currency exchange rates and changes for the periods indicated:

	Philippine Peso	Indian Rupee	Mexican Peso	Colombian Peso
Average exchange rate against the U.S. dollar
Six months ended June 30, 2025	57.11	86.09	19.97	4,192.17
Six months ended June 30, 2024	56.90	83.23	17.11	3,922.04
Depreciation	0.4%	3.4%	16.7%	6.9%
Based on our level of operations during the six months ended June 30, 2025, and excluding any forward contract arrangements that we had in place during that period, a 10% appreciation (depreciation) of each foreign currency against the U.S. dollar would have increased (decreased) our expenses incurred and paid in that foreign currency as follows:

(in thousands)	Philippine Peso	Indian Rupee	Mexican Peso	Colombian Peso
10% appreciation	$22,817	$6,376	$2,032	$4,977
10% depreciation	$(18,669)	$(5,217)	$(1,663)	$(4,072)
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
Interest Rate Risk
Our exposure to market risk is influenced by the changes in interest rates paid on any outstanding balance on our borrowings, mainly under our 2022 Credit Facilities. All of our borrowings outstanding under the 2022 Credit Facilities as of June 30, 2025 accrue interest at SOFR plus 2.25%. As of June 30, 2025 our total principal balance outstanding was $250.4 million and the interest rate in effect was 6.646% per annum. Based on the outstanding balances and interest rates under the 2022 Credit Facilities as of June 30, 2025, a hypothetical 10% increase or decrease in SOFR would cause an increase or decrease in interest expense of approximately $1.1 million over the next 12 months.

Credit Risk
As of June 30, 2025, we had accounts receivable, net of allowance for credit losses, of $231.4 million, of which $43.2 million was owed by one of our clients. Collectively, this client represented approximately 19% of our gross accounts receivable as of June 30, 2025.
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
The Company's management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2025. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, the design and operation of the Company's disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
Item 1A. Risk Factors
We are subject to various risks that could have a material adverse impact on our financial position, results of operations or cash flows. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the factors discussed under Item 1A."Risk Factors" in the Annual Report. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our financial position, results of operations or cash flows. Except as set forth below, there have been no material changes to the risk factors included in the Annual Report. You should carefully consider the risk factors set forth in the Annual Report and the other information set forth elsewhere in this Quarterly Report.
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
During the three months ended June 30, 2025, our purchases of Class A common stock were as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1, 2025 through April 30, 2025	1,169,385	$12.81	1,169,385	$14,565
May 1, 2025 through May 31, 2025	192,171	13.87	192,171	11,899
June 1, 2025 through June 30, 2025	—	—	—	11,899
Total	1,361,556	$12.96	1,361,556
(1) On December 6, 2024, the Company announced a one-year extension of its share repurchase authorization, extending the previously authorized $200.0 million authorization through December 31, 2025. The share repurchase program was initially announced in September 2022 for up to $100.0 million of shares of our Class A common stock and capacity was increased to a total authorization of $200.0 million of shares of our Class A common stock (exclusive of any commissions, fees or excise taxes) in May 2023. Pursuant to our share repurchase program, we may repurchase shares of our Class A common stock from time to time through open market purchases, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. Open market repurchases are expected to be structured to occur within the pricing volume requirements of Rule 10b-18. The timing and total amount of stock repurchases will depend upon, business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, restrictions under the terms of our loan agreements and other relevant considerations. The repurchase program may be modified, suspended or discontinued at any time at the Company’s discretion and does not obligate the Company to acquire any amount of Class A common stock. In connection with the execution of the Merger Agreement, the Company suspended purchases under its share repurchase program.
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

10.4*†	Amended and Restated Amendment to Restricted Stock Unit Grant Notice and Agreement dated as of July 15, 2025 by and between TaskUs, Inc. and Bryce Maddock.

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document– the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

TASKUS, INC.
(Registrant)

Date:	August 7, 2025	By:	/s/ Balaji Sekar
Balaji Sekar
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
(Authorized Signatory)