Form 10-Q
period 2025-09-30
TaskUs, Inc.
filed 2025-11-07
CIK 1829864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of October 31, 2025, the number of shares outstanding of the registrant’s common stock was as follows: Class A common stock, par value $0.01 per share: 35,384,927; Class B common stock, par value $0.01 per share: 55,032,694.

TASKUS, INC.
Quarterly Report on Form 10-Q
For Quarterly Period Ended September 30, 2025

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
Our actual results may differ significantly from any results expressed or implied by any forward-looking statements. A summary of the principal risk factors that might cause our actual results to differ from our forward-looking statements is set forth below. The following is only a summary of the principal risks that may materially adversely affect our business, financial condition and results of operations. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report and the Company's other filings with the Securities and Exchange Commission (the "SEC"), and the more complete discussion of the risk factors we face, which are set forth under Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024 (our "Annual Report"), as filed with the SEC, as such risk factors may be further updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. Such risks and uncertainties include, but are not limited to, the following:
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
•Risks relating to the termination of the merger we originally announced on May 8, 2025, including the risk that the termination could adversely affect our stock price, business, financial condition and results of operations.
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

WEBSITE AND SOCIAL MEDIA DISCLOSURE
We use our website (www.taskus.com) and our social media outlets, such as Facebook, Instagram, LinkedIn, YouTube, X, and TikTok, as channels of distribution of Company information. The information we post through these channels may be deemed material. Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s website at ir.taskus.com, its Facebook page at facebook.com/taskus/, its Instagram page at instagram.com/taskus/, its LinkedIn page at linkedin.com/company/taskus/, its YouTube account at youtube.com/@taskus, its X account at x.com/taskus, and its TikTok account at tiktok.com/@taskusph. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the “Shareholder Resources—Email Alerts” section of our investor relations website at ir.taskus.com. The contents of our website and social media channels are not, however, a part of this Quarterly Report.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TASKUS, INC.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$209,981	$192,166
Accounts receivable, net of allowance for credit losses of $841 and $1,299, respectively	238,472	198,996
Income tax receivable	1,773	912
Prepaid expenses and other current assets	41,417	43,278
Total current assets	491,643	435,352
Noncurrent assets:
Property and equipment, net	91,404	66,775
Operating lease right-of-use assets	58,016	47,334
Deferred tax assets	9,422	8,431
Intangibles	158,494	172,525
Goodwill	219,527	216,791
Other noncurrent assets	8,860	6,090
Total noncurrent assets	545,723	517,946
Total assets	$1,037,366	$953,298
Liabilities and Shareholders’ Equity
Liabilities:
Current liabilities:
Accounts payable and accrued liabilities	$50,710	$53,403
Accrued payroll and employee-related liabilities	69,825	54,160
Current portion of debt	19,872	14,809
Current portion of operating lease liabilities	20,777	16,087
Current portion of income tax payable	5,946	9,839
Deferred revenue	3,266	3,727
Total current liabilities	170,396	152,025
Noncurrent liabilities:
Income tax payable	9,054	6,496
Long-term debt	226,453	241,357
Operating lease liabilities	40,551	32,946
Accrued payroll and employee-related liabilities	7,754	6,425
Deferred tax liabilities	15,636	17,046
Other noncurrent liabilities	2	84
Total noncurrent liabilities	299,450	304,354
Total liabilities	469,846	456,379
Commitments and Contingencies (See Note 9)
Shareholders’ equity:
Class A common stock, $0.01 par value. Authorized 2,500,000,000; 50,800,317 issued and 35,364,093 outstanding and 33,215,441 issued and 19,891,464 outstanding, respectively	508	332
Class B convertible common stock, $0.01 par value. Authorized 250,000,000; 55,032,694 and 70,032,694 shares issued and outstanding, respectively	550	700
Additional paid-in capital	748,874	726,917
Retained earnings (Accumulated deficit)	28,456	(44,114)
Accumulated other comprehensive loss	(21,559)	(25,389)
Treasury stock, at cost. 15,436,224 and 13,323,977 shares, respectively	(189,309)	(161,527)
Total shareholders’ equity	567,520	496,919
Total liabilities and shareholders’ equity	$1,037,366	$953,298
See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Income
(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Service revenue	$298,713	$255,345	$870,591	$720,743
Operating expenses:
Cost of services	185,420	153,765	537,169	433,052
Selling, general and administrative expense	59,699	62,650	185,529	171,830
Depreciation	10,553	9,758	30,423	30,525
Amortization of intangible assets	5,005	4,988	14,978	14,955
Loss (gain) on disposal of assets	95	(10)	(49)	(93)
Total operating expenses	260,772	231,151	768,050	650,269
Operating income	37,941	24,194	102,541	70,474
Other expense (income), net	(8,407)	898	(9,907)	(2,007)
Financing expenses	4,627	5,504	13,925	16,532
Income before income taxes	41,721	17,792	98,523	55,949
Provision for income taxes	10,346	5,093	25,953	18,938
Net income	$31,375	$12,699	$72,570	$37,011
Net income per common share:
Basic	$0.35	$0.14	$0.81	$0.42
Diluted	$0.34	$0.14	$0.78	$0.40
Weighted-average number of common shares outstanding:
Basic	90,128,176	88,978,159	89,887,246	88,701,787
Diluted	93,057,417	92,579,919	93,096,587	92,019,911
See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income	$31,375	$12,699	$72,570	$37,011
Unrealized gain (loss) on derivative contracts, net	(4,588)	247	3,467	247
Retirement benefit reserves, net	9	(20)	(40)	2
Foreign currency translation adjustments	(7,563)	7,025	403	(4,022)
Comprehensive income	$19,233	$19,951	$76,400	$33,238
See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)

	Capital stock and additional paid-in capital					Accumulated deficit	Accumulated other comprehensive loss			Total shareholders’ equity
	Class A common stock		Class B convertible common stock		Additional paid-in capital			Treasury stock
	Shares	Amount	Shares	Amount				Shares	Amount
Balance as of December 31, 2023	30,522,570	$305	70,032,694	$700	$683,117	$(89,984)	$(9,551)	11,796,623	$(143,876)	$440,711
Issuance of common stock for settlement of equity awards	620,835	6	—	—	189	—	—	—	—	195
Shares withheld related to net share settlement	(122,480)	(1)	—	—	(1,573)	—	—	—	—	(1,574)
Repurchase of common stock	—	—	—	—	—	—	—	285,611	(3,379)	(3,379)
Stock-based compensation expense	—	—	—	—	10,235	—	—	—	—	10,235
Net income	—	—	—	—	—	11,714	—	—	—	11,714
Other comprehensive loss	—	—	—	—	—	—	(3,308)	—	—	(3,308)
Balance as of March 31, 2024	31,020,925	$310	70,032,694	$700	$691,968	$(78,270)	$(12,859)	12,082,234	$(147,255)	$454,594
Issuance of common stock for settlement of equity awards	722,711	7	—	—	1,849	—	—	—	—	1,856
Shares withheld related to net share settlement	(40,437)	—	—	—	(500)	—	—	—	—	(500)
Repurchase of common stock	—	—	—	—	—	—	—	1,024,556	(11,759)	(11,759)
Stock-based compensation expense	—	—	—	—	11,121	—	—	—	—	11,121
Net income	—	—	—	—	—	12,598	—	—	—	12,598
Other comprehensive loss	—	—	—	—	—	—	(7,717)	—	—	(7,717)
Balance as of June 30, 2024	31,703,199	$317	70,032,694	$700	$704,438	$(65,672)	$(20,576)	13,106,790	$(159,014)	$460,193
Issuance of common stock for settlement of equity awards	977,511	10	—	—	1,240	—	—	—	—	1,250
Shares withheld related to net share settlement	(125,503)	(1)	—	—	(1,805)	—	—	—	—	(1,806)
Repurchase of common stock	—	—	—	—	—	—	—	32,987	(396)	(396)
Stock-based compensation expense	—	—	—	—	10,598	—	—	—	—	10,598
Net income	—	—	—	—	—	12,699	—	—	—	12,699
Other comprehensive income	—	—	—	—	—	—	7,252	—	—	7,252
Balance as of September 30, 2024	32,555,207	$326	70,032,694	$700	$714,471	$(52,973)	$(13,324)	13,139,777	$(159,410)	$489,790

	Capital stock and additional paid-in capital					Retained earnings (Accumulated deficit)	Accumulated other comprehensive loss			Total shareholders’ equity
	Class A common stock		Class B convertible common stock		Additional paid-in capital			Treasury stock
	Shares	Amount	Shares	Amount				Shares	Amount
Balance as of December 31, 2024	33,215,441	$332	70,032,694	$700	$726,917	$(44,114)	$(25,389)	13,323,977	$(161,527)	$496,919
Issuance of common stock for settlement of equity awards	1,237,630	12	—	—	206	—	—	—	—	218
Shares withheld related to net share settlement	(376,750)	(3)	—	—	(5,111)	—	—	—	—	(5,114)
Repurchase of common stock	—	—	—	—	—	—	—	750,691	(10,107)	(10,107)
Stock-based compensation expense	—	—	—	—	8,749	—	—	—	—	8,749
Net income	—	—	—	—	—	21,148	—	—	—	21,148
Other comprehensive income	—	—	—	—	—	—	8,498	—	—	8,498
Balance as of March 31, 2025	34,076,321	$341	70,032,694	$700	$730,761	$(22,966)	$(16,891)	14,074,668	$(171,634)	$520,311
Issuance of common stock for settlement of equity awards	1,126,778	11	—	—	6,898	—	—	—	—	6,909
Shares withheld related to net share settlement	(53,350)	(1)	—	—	(822)	—	—	—	—	(823)
Conversion of common stock	15,000,000	150	(15,000,000)	(150)	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	—	1,361,556	(17,675)	(17,675)
Stock-based compensation expense	—	—	—	—	8,307	—	—	—	—	8,307
Net income	—	—	—	—	—	20,047	—	—	—	20,047
Other comprehensive income	—	—	—	—	—	—	7,474	—	—	7,474
Balance as of June 30, 2025	50,149,749	$501	55,032,694	$550	$745,144	$(2,919)	$(9,417)	15,436,224	$(189,309)	$544,550
Issuance of common stock for settlement of equity awards	882,953	9	—	—	1,326	—	—	—	—	1,335
Shares withheld related to net share settlement	(232,385)	(2)	—	—	(3,968)	—	—	—	—	(3,970)
Stock-based compensation expense	—	—	—	—	6,372	—	—	—	—	6,372
Net income	—	—	—	—	—	31,375	—	—	—	31,375
Other comprehensive loss	—	—	—	—	—	—	(12,142)	—	—	(12,142)
Balance as of September 30, 2025	50,800,317	$508	55,032,694	$550	$748,874	$28,456	$(21,559)	15,436,224	$(189,309)	$567,520

See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$72,570	$37,011
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	30,652	30,525
Amortization of intangibles	14,978	14,955
Amortization of debt financing fees	447	447
Gain on disposal of assets	(49)	(93)
Provision for (benefit from) credit losses	678	(25)
Unrealized foreign exchange gains on forward contracts	—	(166)
Deferred taxes	(3,231)	(1,813)
Stock-based compensation expense	23,428	31,954
Changes in operating assets and liabilities:
Accounts receivable	(38,781)	(23,452)
Prepaid expenses and other current assets	6,035	(5,807)
Operating lease right-of-use assets	15,306	11,883
Other noncurrent assets	(2,798)	(809)
Accounts payable and accrued liabilities	(10,633)	3,318
Accrued payroll and employee-related liabilities	15,717	20,904
Operating lease liabilities	(13,759)	(12,423)
Income tax payable	(2,455)	(7,592)
Deferred revenue	(475)	(442)
Other noncurrent liabilities	(81)	(145)
Net cash provided by operating activities	107,549	98,230
Cash flows from investing activities:
Purchase of property and equipment	(43,753)	(18,821)
Net cash used in investing activities	(43,753)	(18,821)
Cash flows from financing activities:
Payments for deferred business acquisition consideration	(150)	(144)
Payments on long-term debt	(10,125)	(5,063)
Proceeds from employee stock plans	8,462	3,301
Payments for taxes related to net share settlement	(9,907)	(3,880)
Payments for stock repurchases	(27,783)	(15,468)
Net cash used in financing activities	(39,503)	(21,254)
Increase in cash and cash equivalents	24,293	58,155
Effect of exchange rate changes on cash	(6,478)	(3,550)
Cash and cash equivalents at beginning of period	192,166	125,776
Cash and cash equivalents at end of period	$209,981	$180,381
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
These unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with US GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in the Annual Report. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2025 and its statements of income, comprehensive income and shareholders’ equity for the three and nine months ended September 30, 2025 and 2024, and cash flows for the nine months ended September 30, 2025 and 2024. The condensed consolidated balance sheet as of December 31, 2024, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

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
(d) Concentration Risk
Most of the Company’s clients are located in the United States. Clients outside of the United States are concentrated in Europe.
For the three and nine months ended September 30, 2025 and 2024, the following client represented greater than 10% of the Company’s service revenue:

Client	Service revenue percentage
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
A	27%	23%	26%	21%
As of September 30, 2025 and December 31, 2024, the following clients represented greater than 10% of the Company’s accounts receivable:

	Accounts receivable percentage
Client	September 30, 2025	December 31, 2024
A	21%	19%
B	Less than 10%	11%
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this Update simplify the measurement of credit losses by providing a practical expedient which permits an entity, when estimating expected credit losses for current accounts receivable and contract assets, to make an election to assume that current conditions as of the balance sheet date will remain unchanged for the asset's remaining life. This ASU will be effective for the Company for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years. Early adoption is permitted. This ASU should be applied prospectively. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This standard modernizes the accounting for internal-use software by (1) removing the previous stage-based development model, (2) requiring capitalization to begin when management commits to funding and it is probable the project will be completed, and (3) clarifying that the probability threshold is not met if significant development uncertainty exists. The amendments also supersede the separate guidance for website development costs, incorporating those requirements into the internal-use software subtopic. This ASU will be effective for the Company for fiscal years beginning after December 15, 2027, and interim periods within those years. Early adoption is permitted. This ASU may be applied on either a prospective or retrospective basis. The Company is currently reviewing this ASU.
3. Revenue from Contracts with Customers
Disaggregation of Revenue
The Company's revenues are derived from contracts with customers related to business outsourcing services that it provides. The following table presents the breakdown of the Company’s revenues by service offering:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Digital Customer Experience	$164,209	$155,170	$489,153	$447,013
Trust + Safety	75,826	63,676	224,737	178,014
AI Services	58,678	36,499	156,701	95,716
Service revenue	$298,713	$255,345	$870,591	$720,743

The majority of the Company’s revenues are derived from contracts with customers who are located in the United States. However, the Company delivers its services from geographies outside of the United States. The following table presents the breakdown of the Company’s revenues by geographical location, based on where the services are provided from:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Philippines	$160,942	$143,300	$472,850	$412,821
United States	32,310	31,238	97,924	82,095
India	38,973	31,088	111,480	89,465
Rest of World	66,488	49,719	188,337	136,362
Service revenue	$298,713	$255,345	$870,591	$720,743
Contract Balances
Accounts receivable, net of allowance for credit losses includes $112.1 million and $92.7 million of unbilled revenue as of September 30, 2025 and December 31, 2024, respectively.
4. Forward Contracts
The Company transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency exchange rate risk. During 2025 and 2024, the Company entered into foreign currency exchange rate forward contracts, with seven commercial banks as the counterparties, with maturities of generally 12 months or less, to reduce the volatility of cash flows, primarily related to forecasted costs denominated in Philippine pesos, Indian rupees, Mexican pesos, Colombian pesos and euros. In addition, the Company utilizes foreign currency exchange rate contracts to mitigate foreign currency exchange rate risk associated with foreign currency-denominated assets and liabilities, primarily intercompany balances. The Company does not use foreign currency exchange rate contracts for trading purposes.

Cash Flow Hedges
The following table presents the Company's realized gains associated with our cash flow hedges reclassified from accumulated other comprehensive loss ("AOCL") to earnings:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Cost of services	$(1,989)	$—	$(3,055)	$—
Selling, general and administrative expense	(349)	—	(568)	—
Depreciation expense	(164)	—	(229)	—
Total amount reclassified from AOCL	$(2,502)	$—	$(3,852)	$—
The following table presents the Company's settled forward contracts designated as cash flow hedges:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Notional amount of settled forward contracts in Philippine pesos	$47,066	$—	$139,843	$—
Notional amount of settled forward contracts in Indian rupees	14,474	—	38,575	—
Notional amount of settled forward contracts in Mexican pesos	4,392	—	12,990	—
Notional amount of settled forward contracts in Colombian pesos	11,832	—	32,677	—
Total notional amount of settled forward contracts designated as cash flow hedges	$77,764	$—	$224,085	$—
The following table presents the Company's outstanding forward contracts designated as cash flow hedges:

(in thousands)	September 30, 2025	December 31, 2024
Notional amount of outstanding forward contracts in Philippine pesos	$170,609	$152,803
Notional amount of outstanding forward contracts in Indian rupees	55,550	41,819
Notional amount of outstanding forward contracts in Mexican pesos	16,780	14,380
Notional amount of outstanding forward contracts in Colombian pesos	41,370	35,141
Notional amount of outstanding forward contracts in euros	23,290	—
Total notional amount of outstanding forward contracts designated as cash flow hedges	$307,599	$244,143
All cash flow hedges were determined to be highly effective, with no component of any gain or loss excluded from the assessment of hedge effectiveness, for the periods presented. Net unrealized gains (losses) on cash flow hedges for the three and nine months ended September 30, 2025 were $(3.3) million and $8.2 million, respectively. As of September 30, 2025, the net accumulated gain on our foreign currency cash flow hedges expected to be reclassed from AOCL into earnings within the next 12 months was $0.2 million. See Note 13, “Accumulated Other Comprehensive Loss” for additional information regarding changes in accumulated other comprehensive loss.
Derivatives Not Designated as Hedging Instruments
The following table presents the Company's settled forward contracts and realized and unrealized losses associated with derivative contracts not designated as hedging instruments:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Notional amount of settled forward contracts in Philippine pesos	$—	$40,447	$—	$128,101
Notional amount of settled forward contracts in Indian rupees	—	10,217	—	33,110
Total notional amount of settled forward contracts	$—	$50,664	$—	$161,211
Realized losses from settlement of forward contracts	$—	$1,131	$—	$3,900
Unrealized gains on forward contracts	$—	$(3,629)	$—	$(166)
There were no outstanding forward contracts not designated as hedging instruments as of September 30, 2025 and December 31, 2024.

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
For financial statement presentation purposes, the Company does not offset assets and liabilities under master netting arrangements. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	September 30, 2025
	Fair value measurements using			Total Gross Fair Value	Effect of Master Netting Arrangements	Net Amounts
(in thousands)	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets
Money market funds	$139,177	$—	$—	$139,177	$—	$139,177
Derivatives designated as hedging instruments:
Forward contracts receivable	$—	$3,069	$—	$3,069	$(1,778)	$1,291
Liabilities
Derivatives designated as hedging instruments:
Forward contracts payable	$—	$2,901	$—	$2,901	$(1,778)	$1,123

	December 31, 2024
	Fair value measurements using			Total Gross Fair Value	Effect of Master Netting Arrangements	Net Amounts
(in thousands)	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets
Money market funds	$60,346	$—	$—	$60,346	$—	$60,346
Derivatives designated as hedging instruments:
Forward contracts receivable	$—	$2	$—	$2	$(2)	$—
Liabilities
Derivatives designated as hedging instruments:
Forward contracts payable	$—	$4,221	$—	$4,221	$(2)	$4,219
5. Property and Equipment, net
The components of property and equipment, net as of September 30, 2025 and December 31, 2024, were as follows:

(in thousands)	September 30, 2025	December 31, 2024
Leasehold improvements	$103,496	$76,171
Technology and computers	131,900	115,816
Furniture and fixtures	12,774	8,480
Construction in process	4,510	5,476
Other property and equipment	23,156	16,260
Property and equipment, gross	275,836	222,203
Accumulated depreciation	(184,432)	(155,428)
Property and equipment, net	$91,404	$66,775

The Company’s principal operations are in the Philippines where the majority of property and equipment resides under its wholly owned subsidiaries. The table below presents the Company’s total property and equipment by geographic location as of September 30, 2025 and December 31, 2024:

(in thousands)	September 30, 2025	December 31, 2024
Philippines	$30,391	$22,888
United States	7,182	7,116
India	22,180	11,830
Colombia	19,744	12,950
Rest of World	11,907	11,991
Property and equipment, net	$91,404	$66,775
6. Goodwill and Intangibles
The changes in the carrying amount of goodwill during the period were as follows:

(in thousands)
Balance as of December 31, 2024	$216,791
Foreign currency translation	2,736
Balance as of September 30, 2025	$219,527
Intangible assets consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025			December 31, 2024
(in thousands)	Intangibles, Gross	Accumulated Amortization	Intangibles, Net	Intangibles, Gross	Accumulated Amortization	Intangibles, Net
Customer relationships	$252,603	$(116,456)	$136,147	$251,245	$(103,162)	$148,083
Trade names	41,900	(19,553)	22,347	41,900	(17,458)	24,442
Other intangibles	117	(117)	—	158	(158)	—
Total	$294,620	$(136,126)	$158,494	$293,303	$(120,778)	$172,525
7. Long-Term Debt
The balances of current and noncurrent portions of debt consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025			December 31, 2024
(in thousands)	Current	Noncurrent	Total	Current	Noncurrent	Total
Term Loan	$20,250	$226,800	$247,050	$15,188	$241,988	$257,176
Less: Debt financing fees	(378)	(347)	(725)	(379)	(631)	(1,010)
Total	$19,872	$226,453	$246,325	$14,809	$241,357	$256,166
2022 Credit Agreement
On September 7, 2022, the Company amended and restated its prior credit agreement (as amended and restated the "2022 Credit Agreement"), which includes a $270.0 million term loan (the "2022 Term Loan Facility") and a $190.0 million revolving credit facility (the "2022 Revolving Credit Facility" and, together with the 2022 Term Loan Facility, the "2022 Credit Facilities").
The 2022 Term Loan Facility matures on September 7, 2027. We have elected to pay interest on borrowings under the 2022 Term Loan Facility based on the SOFR rate. The interest rate in effect for the 2022 Term Loan Facility as of September 30, 2025 was 6.352% per annum. Due to its variable interest rates, the carrying amount of debt approximates fair value based on the present value of future cash flows using Level 2 inputs.
The 2022 Revolving Credit Facility terminates on September 7, 2027. As of September 30, 2025, the Company had no balance outstanding and $190.0 million of borrowing availability under the 2022 Revolving Credit Facility.
The Company was in compliance with all debt covenants as of September 30, 2025.

8. Leases
The following table presents operating lease costs recorded to cost of services:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Operating lease costs - Cost of services	$6,547	$5,069	$18,433	$14,188
Operating lease costs recorded to selling, general and administrative expenses were immaterial.
The following table presents the weighted average remaining lease term and weighted average discount rate for the Company's operating leases as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Weighted average remaining lease term	3.4 years	3.5 years
Weighted average discount rate	6.9%	6.6%
The following table presents supplemental cash flow information related to the Company's operating leases:

	Nine months ended September 30,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$17,067	$14,779
ROU assets obtained in exchange for operating lease liabilities	23,958	17,724
The future lease payments on the Company's operating lease liabilities as of September 30, 2025 were as follows:

(in thousands)
2025-remainder of year	$5,782
2026	23,380
2027	17,711
2028	11,731
2029	8,525
Thereafter	1,636
Total lease payments	68,765
Less: imputed interest	(7,437)
Total lease liabilities	$61,328

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
On February 23, 2022, a purported class action lawsuit captioned Lozada v. TaskUs, Inc. et al. (No. 22-cv-1479-JPC), was filed in the United States District Court for the Southern District of New York against the Company, our Chief Executive Officer, our President, and our Chief Financial Officer. The complaint alleges that the registration statement filed in connection with the Company’s initial public offering (“IPO”) and the Company’s second and third quarter 2021 earnings calls contained materially false and misleading information in violation of the federal securities laws. On October 20, 2022, the court entered an order appointing Humberto Lozada as lead plaintiff in the lawsuit. On December 16, 2022, lead plaintiff filed an amended complaint, alleging additional misstatements in certain of the Company’s 2021 earnings releases filed on Form 8-K and at an investor conference, and asserting additional securities claims, including against members of TaskUs’s board of directors as well as BCP FC Aggregator L.P. The complaint seeks unspecified damages and an award of costs and expenses, including reasonable attorneys’ fees, as well as equitable relief. On February 17, 2023, TaskUs and the other named defendants filed a motion to dismiss. On October 16, 2023, the plaintiffs voluntarily dismissed with prejudice certain claims based on certain theories of liability. On February 24, 2025, the Company entered into a Stipulation and Agreement of Settlement (the “Settlement Agreement”), which the Court preliminarily approved on June 13, 2025. A settlement hearing took place on October 16, 2025 and approval is pending. The Settlement Agreement includes a combined payment by defendants of $17.5 million, inclusive of plaintiffs’ attorneys’ fees and expenses, and a full and complete release of all claims. The Company's insurance retention and policies fully funded the settlement amount in July 2025. The defendants have entered into the Settlement Agreement solely to eliminate the burden, expense, uncertainty, and risk of further litigation and have denied, and continue to deny, any and all allegations of liability or wrongdoing.
On January 15, 2025, putative TaskUs stockholder James Eaton filed a derivative lawsuit in the Court of Chancery of the State of Delaware, captioned Eaton v. Maddock, et al. (C.A. No. 2025-0043-NAC), purportedly on behalf of the Company against certain current and former members of its board of directors. Eaton previously delivered a demand pursuant to 8 Del. C. §220 on TaskUs on July 3, 2024, which the Company responded to on September 16, 2024. The Eaton complaint includes allegations similar to those in the Lozada case and asserts a claim for breach of fiduciary duty. In particular, the complaint alleges that TaskUs’s public filings included misstatements regarding its low employee attrition rate and high Glassdoor rating in the lead-up periods to the Company’s IPO and secondary public offering in October 2021 (“SPO”). The complaint includes one count for breach of fiduciary duty and alleges that because of TaskUs’s breach, the Company has suffered damages in the form of: (1) legal fees associated with the Lozada litigation; (2) loss of reputation and goodwill; (3) costs associated with investigations into the misstatement allegations; (4) money used to facilitate the IPO and SPO; (5) insider profits derived from the IPO and SPO; and (6) loss of Company revenue and profits. On June 5, 2025, the parties moved to stay the action, which the Court granted on June 6, 2025. The Company is unable to predict, with a reasonable degree of certainty, the likely outcome of this litigation.
On March 6, 2025, putative TaskUs stockholder Kalvin Tucker filed a derivative lawsuit in the United States District Court for the Southern District of New York, captioned Tucker v. Dixit, et al. (No. 25-cv-01875), purportedly on behalf of the Company against certain current and former members of its board of directors. The Tucker complaint includes allegations that are substantially similar to those in the Eaton case and asserts claims for contribution, breach of fiduciary duty, aiding and abetting breaches of fiduciary duty, unjust enrichment, and waste. On June 10, 2025, the parties moved to stay the action, which the Court granted on June 11, 2025. The Company is unable to predict, with a reasonable degree of certainty, the likely outcome of this litigation.

On May 27, 2025, a purported class action captioned Nelson Estrada, individually and on behalf of all others similarly situated v. TaskUs, Inc., was filed in the United States District Court for the Southern District of New York against the Company. An amended complaint was filed on September 16, 2025 that added additional plaintiffs Allen Joo, Tiba Parsa, Tim Reynolds, and Craig Burson. The amended complaint alleges that plaintiffs’ data was implicated in a Coinbase data breach announced on May 14, 2025, that the breach involved TaskUs employees providing overseas support services to Coinbase who improperly accessed information related to his account, and that a subset of the plaintiffs had cryptocurrency assets stolen in ways that they allege was related to the breach. The amended complaint asserts claims for negligence, negligent hiring/supervision, conversion, fraud, breach of implied contract, unjust enrichment, declaratory and injunctive relief, violation of the unfair and deceptive trade law statutes of various states, and violation of the California Consumer Privacy Act. Plaintiff seeks to certify a class of all persons in the United States whose personally identifiable information was compromised in the Coinbase data breach, as well as a similarly defined California sub-class, and a sub-class of individuals whose cryptocurrency assets were stolen by those who received personally identifiable information as a result of the breach. Plaintiffs request damages, pre- and post-judgment interest, attorneys’ fees, and any other relief allowable under law. On October 30, 2025, the Company filed a motion to dismiss the amended complaint. The Company is unable to predict, with a reasonable degree of certainty, the likely outcome of this litigation.
On October 24, 2025, an amended complaint was filed in the consolidated proceedings captioned In re Coinbase Customer Data Security Breach Litigation in the United States District Court for the Southern District of New York. This action contains multiple proceedings that were originally filed against Coinbase and were subsequently consolidated into a single multi-district litigation. The amended complaint now names the Company as a defendant, in addition to Coinbase Global, Inc., Coinbase, Inc., and ten “John Doe” defendants to represent currently unknown other entities. The amended complaint alleges that plaintiffs’ data was implicated in a Coinbase data breach announced on May 14, 2025 and that the breach involved TaskUs employees providing overseas support services to Coinbase who improperly accessed information related to his account. The amended complaint asserts claims against both the Company and Coinbase for negligence, gross negligence, breach of implied contract, unjust enrichment, violations of the statutes of various states that require timely notice be provided following a data breach, and violations of the consumer protection statutes of various states. The amended complaint also brings claims for breach of fiduciary duty and declaratory judgment that are directed at Coinbase. Plaintiffs seek to certify a class of all persons in the United States whose personally identifiable information was compromised in the Coinbase data breach, as well as similarly defined sub-classes for California, Colorado, Maine, Massachusetts, New York, South Carolina, Texas, Washington, and Wisconsin. Plaintiffs request damages, pre- and post-judgment interest, attorneys’ fees, and any other relief allowable under law. The Company’s response to the amended complaint is due in December 2025. The Company is unable to predict, with a reasonable degree of certainty, the likely outcome of this litigation.
The Company is also currently defending two lawsuits that present in large degree the same legal or factual issues, with allegations that are similar in nature. We believe that these two lawsuits are without merit and intend to defend each vigorously. The Company cannot predict at this point the length of time that these actions will be ongoing or the liability, if any, which may arise therefrom. As these actions are still in preliminary phases, any potential loss or impact on financial position or results of operations cannot yet be estimated.
On September 16, 2022, a lawsuit captioned My Choice Software, LLC vs. TaskUs, Inc., Tassilo Heinrich, Shopify, Inc., Shopify Holdings (USA) Inc., Shopify (USA) Inc., Does 1-50, No. 22-cv-1710 was filed in the United States District Court, Central District of California. The complaint alleges the defendants profited off of the plaintiff's information in connection with a 2020 Shopify data breach. The complaint seeks unspecified damages and an award of costs and expenses, including reasonable attorneys’ fees, as well as equitable and injunctive relief. On February 13, 2023, the Company filed a motion to dismiss the amended complaint. In May 2023, the Court issued an Order dismissing certain parties, staying the case as to the Company and denying as moot the Company's previously filed motion to dismiss. This case is currently stayed.

On November 22, 2023, TaskUs was added as an additional defendant in a lawsuit captioned Naeem Seirafi, Edward Baton, Anthony Comilla, Brett Deeney, and Abraham Vilinger, individually and on behalf of all others similarly situated v. Ledger SAS, Shopify (USA) Inc., Shopify Inc., and TaskUs, Inc., No. 21-cv-02470 pending in the United States District Court, Northern District of California. The complaint alleges defendants failed to exercise reasonable care in securing and safeguarding consumer information in connection with a 2020 data breach impacting Ledger cryptocurrency hardware wallets, resulting in the unauthorized public release of approximately 272,000 pieces of detailed personally identifiable information, including Plaintiffs’ and “Class” members’ full names, email addresses, postal addresses, and telephone numbers. The complaint asserts claims against TaskUs for negligence, negligence per se, declaratory and injunctive relief, and for violations of the New York Deceptive Trade Practices Act. The named plaintiffs’ alleged damages of approximately $557,000 and an award of costs and expenses, including reasonable attorneys’ fees, as well as declaratory and injunctive relief, and other damages. On September 19, 2024, TaskUs filed a motion to dismiss, which the Court granted on February 6, 2025. On July 17, 2025, plaintiffs filed a petition for interlocutory review with the Ninth Circuit Court of Appeals, seeking immediate review of the February 6, 2025 Order, which the Court declined on September 24, 2025.
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
10. Stock-Based Compensation
The following table summarizes the stock option, restricted stock unit ("RSU") and performance stock unit ("PSU") activity for the nine months ended September 30, 2025:

	Options		RSUs		PSUs
	Number of options	Weighted - average exercise price	Number of RSUs	Weighted - average grant date fair value	Number of PSUs	Weighted - average grant date fair value
Outstanding at January 1, 2025	4,846,497	$18.58	4,309,358	$17.50	3,693,417	$4.67
Granted	—	$—	1,788,044	$13.42	396,198	$13.15
Exercised or released	(1,172,384)	$7.22	(1,994,977)	$20.14	(80,000)	$11.92
Forfeited, cancelled, or expired	(8,544)	$29.76	(444,844)	$15.48	(3,373,417)	$4.02
Outstanding at September 30, 2025	3,665,569	$22.19	3,657,581	$14.31	636,198	$12.51
The PSUs granted during the nine months ended September 30, 2025 vest contingently over three years subject to continued service and the achievement of certain Revenue and Adjusted EBITDA targets (performance conditions).
The following table summarizes the components of stock-based compensation expense recognized for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Cost of services	$261	$560	$713	$1,741
Selling, general and administrative expense	6,111	10,038	22,715	30,213
Total	$6,372	$10,598	$23,428	$31,954
As of September 30, 2025, there was $0.4 million, $23.4 million and $1.9 million of unrecognized compensation expense related to the Company’s unvested stock options, RSUs and PSUs, respectively, that is expected to be recognized over a weighted-average period of 0.4 years, 1.4 years and 1.3 years, respectively. Certain PSUs contain performance conditions, which may result in a different amount of expense recognized over the term of the awards.

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
The Company recorded provision for income taxes of $10.3 million and $5.1 million in the three months ended September 30, 2025 and 2024, respectively. The effective tax rate was 24.8% and 28.6% for the three months ended September 30, 2025 and 2024, respectively.
The Company recorded provision for income taxes of $26.0 million and $18.9 million in the nine months ended September 30, 2025 and 2024, respectively. The effective tax rate was 26.3% and 33.8% for the nine months ended September 30, 2025 and 2024, respectively. The difference between the effective tax rate and the 21% federal statutory rate in the nine months ended September 30, 2025 was primarily due to state taxes, Global Intangible Low-Taxed Income ("GILTI") inclusion and nondeductible compensation of officers partially offset by Foreign-Derived Intangible Income. The difference between the effective tax rate and the 21% federal statutory rate in the nine months ended September 30, 2024 was primarily due to GILTI inclusion, nondeductible compensation of officers, nondeductible costs and state taxes, partially offset by tax benefits from foreign jurisdictions.
The One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025 with no material impact on Company's financial position, effective tax rate or cash flows in the current fiscal year.
12. Earnings Per Share
The Company has Class A common stock and Class B common stock outstanding. Because the only difference between the two classes of common stock are related to voting, transfer and conversion rights, the Company has not presented earnings per share under the two-class method, as earnings per share are the same for both Class A common stock and Class B common stock.
The following table summarizes the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share data)	2025	2024	2025	2024
Numerator:
Net income	$31,375	$12,699	$72,570	$37,011
Denominator:
Weighted-average common shares outstanding – basic	90,128,176	88,978,159	89,887,246	88,701,787
Effect of dilutive securities	2,929,241	3,601,760	3,209,341	3,318,124
Weighted-average common shares outstanding – diluted	93,057,417	92,579,919	93,096,587	92,019,911
Net income per common share:
Basic	$0.35	$0.14	$0.81	$0.42
Diluted	$0.34	$0.14	$0.78	$0.40
The Company excluded 3,118,173 and 3,156,602 potential common stock equivalents from the computation of diluted EPS for the three and nine months ended September 30, 2025, respectively, and 3,195,006 and 3,339,438 potential common stock equivalents from the computation of diluted EPS for the three and nine months ended September 30, 2024, respectively, because the effect would have been anti-dilutive. There were 511,753 and 3,693,417 potential common stock equivalents outstanding as of September 30, 2025 and 2024, respectively, with market or performance conditions which were not met at the relevant date, that were excluded from the calculation of diluted EPS.

13. Accumulated Other Comprehensive Loss
The following tables summarize the changes in accumulated balances of other comprehensive income (loss) for the three and nine months ended September 30, 2025:

(in thousands)	Foreign Currency Translation Adjustments	Retirement Benefit Reserves	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of June 30, 2025	$(13,693)	$(446)	$4,722	$(9,417)
Other comprehensive income (loss) before reclassifications	(7,563)	20	(3,309)	(10,852)
Income tax effects	—	(11)	698	687
Amounts reclassified from accumulated other comprehensive income	—	—	(2,502)	(2,502)
Income tax effects	—	—	525	525
Other comprehensive income (loss)	(7,563)	9	(4,588)	(12,142)
Balance as of September 30, 2025	$(21,256)	$(437)	$134	$(21,559)

(in thousands)	Foreign Currency Translation Adjustments	Retirement Benefit Reserves	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of December 31, 2024	$(21,659)	$(397)	$(3,333)	$(25,389)
Other comprehensive income (loss) before reclassifications	403	(34)	8,239	8,608
Income tax effects	—	(6)	(1,729)	(1,735)
Amounts reclassified from accumulated other comprehensive income	—	—	(3,852)	(3,852)
Income tax effects	—	—	809	809
Other comprehensive income (loss)	403	(40)	3,467	3,830
Balance as of September 30, 2025	$(21,256)	$(437)	$134	$(21,559)
The following tables summarize the changes in accumulated balances of other comprehensive income (loss) for the three and nine months ended September 30, 2024:

(in thousands)	Foreign Currency Translation Adjustments	Retirement Benefit Reserves	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of June 30, 2024	$(20,752)	$176	$—	$(20,576)
Other comprehensive income (loss) before reclassifications	7,025	(20)	247	7,252
Other comprehensive income (loss)	7,025	(20)	247	7,252
Balance as of September 30, 2024	$(13,727)	$156	$247	$(13,324)

(in thousands)	Foreign Currency Translation Adjustments	Retirement Benefit Reserves	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of December 31, 2023	$(9,705)	$154	$—	$(9,551)
Other comprehensive income (loss) before reclassifications	(4,022)	2	247	(3,773)
Other comprehensive income (loss)	(4,022)	2	247	(3,773)
Balance as of September 30, 2024	$(13,727)	$156	$247	$(13,324)

14. Segment Information
Our chief executive officer is our chief operating decision maker, who allocates resources to, and assesses the performance of, each operating segment using information based on factors including client demand and capacity and consolidated net income. Therefore, the Company has determined that it operates in a single operating and reportable segment.
The following table presents the significant expenses for the Company’s single segment:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Operating expenses:
Personnel costs (Cost of services)(1)	$155,376	$128,081	$452,076	$364,395
Operating costs (Selling, general, and administrative expense)(2)	50,746	48,060	148,004	134,123
Stock-based compensation expense(3)	6,513	10,742	24,159	32,434
Non-operating costs (Selling, general, and administrative expense)(4)	2,710	4,412	14,101	7,030
Other (Cost of services)(5)	29,774	25,120	84,358	66,900
Depreciation	10,553	9,758	30,423	30,525
Amortization of intangible assets	5,005	4,988	14,978	14,955
Loss (gain) on disposal of assets	95	(10)	(49)	(93)
Total operating expenses	$260,772	$231,151	$768,050	$650,269
(1)    Represents salaries and wages and employee welfare costs, excluding stock-based compensation expense, of employees that can be directly attributed to the delivery of services.
(2)    Represents operating costs related to sales and marketing and other administrative departments, including personnel costs (excluding stock-based compensation expense), professional fees, travel expenses, cloud-based capabilities, insurance premiums and other corporate expenses.
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
15. Subsequent Events
On October 8, 2025, the Company held a special meeting of stockholders (the “Special Meeting”) to consider a proposal (the “Merger Agreement Proposal”) to adopt the Agreement and Plan of Merger (the “Merger Agreement”), dated May 8, 2025, by and between the Company and Breeze Merger Corporation, a Delaware corporation (the “Merger Corporation”), pursuant to which, subject to the terms and conditions thereof, the Merger Corporation would merge with and into the Company (the “Merger”), with the Company surviving the Merger, collectively owned, directly or indirectly, by (i) BCP FC Aggregator L.P., (ii) The Maddock 2015 Irrevocable Trust, The Bryce Maddock Family Trust, The Maddock 2015 Exempt Irrevocable Trust and Bryce Maddock, (iii) The Weir 2015 Irrevocable Trust, The Jaspar Weir Family Trust, The Weir 2015 Exempt Irrevocable Trust and Jaspar Weir and (iv) the other holders of Continuing Shares (as defined in the Merger Agreement) (if any).
At the Special Meeting, the requisite Company stockholders did not approve the Merger Agreement Proposal. As a result, on October 9, 2025, the Merger Corporation and the Company entered into a mutual agreement to terminate the Merger Agreement, effective immediately (the “Termination Agreement”). The Termination Agreement provides for the mutual release by each of the Merger Corporation and the Company of all claims relating to or arising out of the Merger Agreement and the transactions contemplated thereby. No termination fee is payable by either party in connection with the Termination Agreement.
Upon the termination of the Merger Agreement, each of the Voting and Support Agreement, dated as of May 8, 2025, by and between the Company and BCP FC Aggregator L.P., the Voting and Support Agreement, dated as of May 8, 2025, by and among the Company, Bryce Maddock, The Maddock 2015 Irrevocable Trust, The Bryce Maddock Family Trust and The Maddock 2015 Exempt Irrevocable Trust and the Voting and Support Agreement, dated as of May 8, 2025, by and among the Company, Jaspar Weir, The Weir 2015 Irrevocable Trust, The Jaspar Weir Family Trust and The Weir 2015 Exempt Irrevocable Trust terminated pursuant to its respective terms.

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
This Quarterly Report includes certain historical consolidated financial and other data for TaskUs, Inc. ("we," "us," "our" or the "Company"). The following discussion provides a narrative of our results of operations and financial condition for the three and nine months ended September 30, 2025 and 2024.
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
2025 Developments
AI Investments
Certain of our clients, including our largest client, have announced automation initiatives which include significant investments in generative AI. In some cases, TaskUs is supporting these initiatives, which may lead to revenue growth in the near term but may ultimately result in the automation of some services that TaskUs currently provides for these clients. We continue to pursue opportunities to transform our business, and create new, enduring revenue streams, in response to these developments. This includes our partnerships with developers of agentic AI technologies to help our clients seamlessly integrate advanced AI technologies into their customer experience operations. While certain of our clients’ initiatives have driven revenue growth in recent quarters, there can be no assurance that our revenue will continue at the same level, or that revenue in other service offerings will not be negatively impacted by our clients' automation investments.

Termination of Merger Agreement
On October 8, 2025, the Company held a special meeting of stockholders (the “Special Meeting”) to consider a proposal (the “Merger Agreement Proposal”) to adopt the Agreement and Plan of Merger (the “Merger Agreement”), dated May 8, 2025, by and between the Company and Breeze Merger Corporation, a Delaware corporation (the “Merger Corporation”), pursuant to which, subject to the terms and conditions thereof, the Merger Corporation would merge with and into the Company (the “Merger”), with the Company surviving the Merger, collectively owned, directly or indirectly, by (i) BCP FC Aggregator L.P., (ii) The Maddock 2015 Irrevocable Trust, The Bryce Maddock Family Trust, The Maddock 2015 Exempt Irrevocable Trust and Bryce Maddock, (iii) The Weir 2015 Irrevocable Trust, The Jaspar Weir Family Trust, The Weir 2015 Exempt Irrevocable Trust and Jaspar Weir and (iv) the other holders of Continuing Shares (as defined in the Merger Agreement) (if any).
At the Special Meeting, the requisite Company stockholders did not approve the Merger Agreement Proposal. As a result, on October 9, 2025, the Merger Corporation and the Company entered into a mutual agreement to terminate the Merger Agreement, effective immediately (the “Termination Agreement”). The Termination Agreement provides for the mutual release by each of the Merger Corporation and the Company of all claims relating to or arising out of the Merger Agreement and the transactions contemplated thereby. No termination fee is payable by either party in connection with the Termination Agreement.
Upon the termination of the Merger Agreement, each of the Voting and Support Agreement, dated as of May 8, 2025, by and between the Company and BCP FC Aggregator L.P., the Voting and Support Agreement, dated as of May 8, 2025, by and among the Company, Bryce Maddock, The Maddock 2015 Irrevocable Trust, The Bryce Maddock Family Trust and The Maddock 2015 Exempt Irrevocable Trust and the Voting and Support Agreement, dated as of May 8, 2025, by and among the Company, Jaspar Weir, The Weir 2015 Irrevocable Trust, The Jaspar Weir Family Trust and The Weir 2015 Exempt Irrevocable Trust terminated pursuant to its respective terms.
Recent Financial Highlights
For the three months ended September 30, 2025, we recorded service revenue of $298.7 million, a 17.0% increase from $255.3 million for the three months ended September 30, 2024. For the nine months ended September 30, 2025, we recorded service revenue of $870.6 million, a 20.8% increase from $720.7 million for the nine months ended September 30, 2024.
Net income for the three months ended September 30, 2025 increased to $31.4 million from $12.7 million for the three months ended September 30, 2024. This increase is due primarily to revenue growth and foreign currency gains, partially offset by higher cost of services. Adjusted Net Income for the three months ended September 30, 2025 increased 13.7% to $39.0 million from $34.3 million for the three months ended September 30, 2024. Adjusted EBITDA for the three months ended September 30, 2025 increased 17.0% to $63.5 million from $54.2 million for the three months ended September 30, 2024. Adjusted Net Income and Adjusted EBITDA are non-GAAP financial measures. For definitions and reconciliations to net income, the most directly comparable measure in accordance with GAAP, see "Non-GAAP Financial Measures."
Net income for the nine months ended September 30, 2025 increased to $72.6 million from $37.0 million for the nine months ended September 30, 2024. This increase is due primarily to revenue growth and foreign currency gains, partially offset by higher cost of services and selling, general and administrative expense. Adjusted Net Income for the nine months ended September 30, 2025 increased 27.1% to $114.6 million from $90.2 million for the nine months ended September 30, 2024. Adjusted EBITDA for the nine months ended September 30, 2025 increased 20.2% to $187.7 million from $156.1 million for the nine months ended September 30, 2024.
Our operating results in any period are not necessarily indicative of the results that may be expected for any future period.

Results of Operations
Comparison of the Three Months Ended September 30, 2025 and 2024
The following tables set forth certain historical consolidated financial information for the three months ended September 30, 2025 and 2024:

	Three months ended September 30,		Period over Period Change
(in thousands, except %)	2025	2024	($)	(%)
Service revenue	$298,713	$255,345	$43,368	17.0%
Operating expenses:
Cost of services	185,420	153,765	31,655	20.6%
Selling, general and administrative expense	59,699	62,650	(2,951)	(4.7)%
Depreciation	10,553	9,758	795	8.1%
Amortization of intangible assets	5,005	4,988	17	0.3%
Loss (gain) on disposal of assets	95	(10)	105	NM
Total operating expenses	260,772	231,151	29,621	12.8%
Operating income	37,941	24,194	13,747	56.8%
Other expense (income), net	(8,407)	898	(9,305)	NM
Financing expenses	4,627	5,504	(877)	(15.9)%
Income before income taxes	41,721	17,792	23,929	134.5%
Provision for income taxes	10,346	5,093	5,253	103.1%
Net income	$31,375	$12,699	$18,676	147.1%
NM = not meaningful
Service revenue
Service revenue by service offering
The following table presents the breakdown of our service revenue by service offering for each period:

	Three months ended September 30,		Period over Period Change
(in thousands, except %)	2025	2024	($)	(%)
Digital Customer Experience	$164,209	$155,170	$9,039	5.8%
Trust + Safety	75,826	63,676	12,150	19.1%
AI Services	58,678	36,499	22,179	60.8%
Service revenue	$298,713	$255,345	$43,368	17.0%
Digital Customer Experience was primarily driven by an increase from existing clients, including Technology and Healthcare, partially offset by a decrease in On Demand Travel + Transportation, Entertainment + Gaming and Retail + E-Commerce. The remaining increase was primarily driven by new clients, including Technology and Retail + E-Commerce.
Trust + Safety was primarily driven by an increase from existing clients, primarily in Social Media, partially offset by a decrease in Financial Services and On Demand Travel + Transportation.
AI Services was primarily driven by an increase from existing clients, primarily in Social Media, as well as On Demand Travel + Transportation.

Service revenue by delivery geography
We deliver our services from multiple locations around the world; however, the majority of our service revenues are derived from contracts that require payment in United States dollars, regardless of whether the clients are located in the United States.
The following table presents the breakdown of our service revenue by geographical location, based on where the services are provided, for each period:

	Three months ended September 30,		Period over Period Change
(in thousands, except %)	2025	2024	($)	(%)
Philippines	$160,942	$143,300	$17,642	12.3%
United States	32,310	31,238	1,072	3.4%
India	38,973	31,088	7,885	25.4%
Rest of World	66,488	49,719	16,769	33.7%
Service revenue	$298,713	$255,345	$43,368	17.0%
Philippines: AI Services contributed 7.4% of the total increase primarily driven by clients in Social Media. Digital Customer Experience contributed 4.3% of the total increase primarily driven by clients in Technology, Financial Services and Healthcare, partially offset by clients in Entertainment + Gaming and Retail + E-Commerce. Trust + Safety contributed 0.6% of the total increase primarily driven by clients in Social Media, partially offset by clients in Financial Services.
United States: AI Services contributed 21.7% of the total increase primarily driven by clients in Social Media and On Demand Travel + Transportation. This increase was partially offset by a 16.1% decrease contributed by Digital Customer Experience, primarily driven by clients in Technology, Financial Services and On Demand Travel + Transportation, and a 2.2% decrease contributed by Trust + Safety primarily driven by clients in Social Media.
India: Digital Customer Experience contributed 29.1% of the total increase primarily driven by clients in On Demand Travel + Transportation, Retail + E-Commerce and Healthcare. AI Services contributed 6.9% of the total increase primarily driven by clients in Social Media. These increases were partially offset by a 10.6% decrease contributed by Trust + Safety primarily driven by clients in Social Media.
Rest of World: Trust + Safety contributed 30.8% of the total increase primarily driven by clients in Social Media. AI Services contributed 5.0% of the total increase primarily driven by clients in Social Media. These increases were partially offset by a 2.1% decrease contributed by Digital Customer Experience primarily driven by clients in On Demand Travel + Transportation and Retail +E-Commerce, partially offset by clients in Technology. Growth in the Rest of World was led by Latin America and Europe.
Operating expenses
Cost of services
The increase was primarily driven by higher personnel costs of $27.0 million associated with increased headcount. The remaining increase included facilities costs associated with site expansion and enhanced security measures. These increases were partially offset by a reduction in recruiting and professional development costs.
Selling, general and administrative expense
The decrease was primarily driven by a reduction of litigation costs of $4.4 million. The remaining increase was primarily driven by lower personnel costs of $1.0 million, due to a $3.9 million reduction in stock-based compensation expense, partially offset by increased headcount. These decreases were partially offset by higher transaction costs of $1.8 million and operational efficiency costs of $0.9 million.
Other expense (income), net
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

Provision for income taxes
The effective tax rate for the three months ended September 30, 2025 and 2024 was 24.8% and 28.6%, respectively. Costs related to the issuance of stock-based compensation, operational efficiency costs, litigation costs, transactions costs and severance within the provision for income taxes calculation are adjusted for Non-GAAP purposes. If those costs are removed, the provision for income taxes would have been $10.7 million and $6.1 million and the effective tax rate would have been 20.9% and 18.6% for the three months ended September 30, 2025 and 2024, respectively.
Comparison of the Nine Months Ended September 30, 2025 and 2024
The following tables set forth certain historical consolidated financial information for the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30,		Period over Period Change
(in thousands, except %)	2025	2024	($)	(%)
Service revenue	$870,591	$720,743	$149,848	20.8%
Operating expenses:
Cost of services	537,169	433,052	104,117	24.0%
Selling, general and administrative expense	185,529	171,830	13,699	8.0%
Depreciation	30,423	30,525	(102)	(0.3)%
Amortization of intangible assets	14,978	14,955	23	0.2%
Gain on disposal of assets	(49)	(93)	44	(47.3)%
Total operating expenses	768,050	650,269	117,781	18.1%
Operating income	102,541	70,474	32,067	45.5%
Other income, net	(9,907)	(2,007)	(7,900)	393.6%
Financing expenses	13,925	16,532	(2,607)	(15.8)%
Income before income taxes	98,523	55,949	42,574	76.1%
Provision for income taxes	25,953	18,938	7,015	37.0%
Net income	$72,570	$37,011	$35,559	96.1%
Service revenue
Service revenue by service offering
The following table presents the breakdown of our service revenue by service offering for each period:

	Nine months ended September 30,		Period over Period Change
(in thousands, except %)	2025	2024	($)	(%)
Digital Customer Experience	$489,153	$447,013	$42,140	9.4%
Trust + Safety	224,737	178,014	46,723	26.2%
AI Services	156,701	95,716	60,985	63.7%
Service revenue	$870,591	$720,743	$149,848	20.8%
Digital Customer Experience was primarily driven by an increase from existing clients, including Technology, Healthcare, Financial Services and Professional Services + Industry, partially offset by a decrease in On Demand Travel + Transportation. The remaining increase was primarily driven by new clients in Healthcare, Retail + E-Commerce and Technology.
Trust + Safety was primarily driven by an increase from existing clients, primarily in Social Media, partially offset by a decrease in On Demand Travel + Transportation.
AI Services was primarily driven by an increase from existing clients, primarily in Social Media, as well as On Demand Travel + Transportation.

Service revenue by delivery geography
We deliver our services from multiple locations around the world; however, the majority of our service revenues are derived from contracts that require payment in United States dollars, regardless of whether the clients are located in the United States.
The following table presents the breakdown of our service revenue by geographical location, based on where the services are provided, for each period:

	Nine months ended September 30,		Period over Period Change
(in thousands, except %)	2025	2024	($)	(%)
Philippines	$472,850	$412,821	$60,029	14.5%
United States	97,924	82,095	15,829	19.3%
India	111,480	89,465	22,015	24.6%
Rest of World	188,337	136,362	51,975	38.1%
Service revenue	$870,591	$720,743	$149,848	20.8%
Philippines: AI Services contributed 6.7% of the total increase primarily driven by clients in Social Media. Digital Customer Experience contributed 5.7% of the total increase primarily driven by clients in Technology, Financial Services and Healthcare, partially offset by clients in Retail + E-Commerce and On Demand Travel + Transportation. Trust + Safety contributed 2.1% of the total increase primarily driven by clients in Social Media, partially offset by clients in Financial Services.
United States: AI Services contributed 23.5% of the total increase primarily driven by clients in Social Media and On Demand Travel + Transportation. Trust + Safety contributed 2.6% of the total increase primarily driven by clients in Social Media. These increases were partially offset by a 6.8% decrease contributed by Digital Customer Experience primarily driven by clients in Technology.
India: Digital Customer Experience contributed 20.4% of the total increase primarily driven by clients in Retail + E-Commerce, On Demand Travel + Transportation, Healthcare, Professional Services + Industry and Technology, partially offset by clients in Financial Services. AI Services contributed 9.8% of the total increase primarily driven by clients in Social Media, Professional Services + Industry and Technology. These increases were partially offset by a 5.6% decrease contributed by Trust + Safety primarily driven by clients On Demand Travel + Transportation and Social Media, partially offset by clients in Retail + E-Commerce.
Rest of World: Trust + Safety contributed 30.0% of the total increase primarily driven by clients in Social Media. Digital Customer Experience contributed 4.2% of the total increase primarily driven by clients in Technology, Financial Services and Professional Services + Industry, partially offset by clients in On Demand Travel + Transportation and Retail + E-Commerce. AI Services contributed 3.9% of the total increase primarily driven by clients in Social Media. Growth in the Rest of World was led by Latin America and Europe.
Operating expenses
Cost of services
The increase was primarily driven by higher personnel costs of $86.7 million associated with increased headcount and facilities costs associated with site expansion. The remaining increase includes employee engagement and transportation costs. These increases were partially offset by realized gains on cash flow hedges of $3.1 million.
Selling, general and administrative expense
The increase was primarily driven by transaction costs of $12.0 million and operational efficiency costs of $2.1 million. The remaining increase includes higher personnel costs of $4.0 million associated with increased headcount, including a $7.5 million reduction in stock-based compensation expense, and employee engagement expenses. These increases were partially offset by a reduction of litigation costs of $7.0 million.
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
Provision for income taxes
The effective tax rate for the nine months ended September 30, 2025 and 2024 was 26.3% and 33.8%, respectively. Costs related to the issuance of stock-based compensation, operational efficiency costs, litigation costs, transactions costs and severance within the provision for income taxes calculation are adjusted for Non-GAAP purposes. If those costs are removed, the provision for income taxes would have been $33.1 million and $22.8 million and the effective tax rate would have been 24.0% and 23.7% for the nine months ended September 30, 2025 and 2024, respectively.
Revenue by Top Clients
The table below sets forth the percentage of our total service revenue derived from our largest clients for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Top ten clients	60%	56%	58%	56%
Top twenty clients	71%	68%	71%	68%
For the three months ended September 30, 2025 and 2024, we generated 27% and 23%, respectively, of our service revenue from our largest client. For the nine months ended September 30, 2025 and 2024, we generated 26% and 21%, respectively, of our service revenue from our largest client.
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
The following table reconciles net income, the most directly comparable GAAP measure, to Adjusted Net Income for the three months ended September 30, 2025 and 2024:

	Three months ended September 30,		Period over Period Change
(in thousands, except %)	2025	2024	($)	(%)
Net income	$31,375	$12,699	$18,676	147.1%
Amortization of intangible assets	5,005	4,988	17	0.3%
Transaction costs(1)	1,829	—	1,829	100.0%
Operational efficiency costs(2)	881	—	881	100.0%
Foreign currency losses (gains)(3)	(6,678)	2,490	(9,168)	NM
Loss (gain) on disposal of assets	95	(10)	105	NM
Severance costs(4)	362	—	362	100.0%
Litigation costs(5)	—	4,412	(4,412)	(100.0)%
Stock-based compensation expense(6)	6,513	10,742	(4,229)	(39.4)%
Tax impacts of adjustments(7)	(392)	(1,044)	652	(62.5)%
Adjusted Net Income	$38,990	$34,277	$4,713	13.7%
Net Income Margin(8)	10.5%	5.0%
Adjusted Net Income Margin(8)	13.1%	13.4%
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
(7) Represents tax impacts of adjustments to net income which resulted in a tax benefit during the period, including stock-based compensation expense, transaction costs, operational efficiency costs, and litigation costs. After these adjustments, we applied a non-GAAP effective tax rate of 20.9% and 18.6% for the three months ended September 30, 2025 and 2024, respectively, to non-GAAP income before income taxes.
(8) Net Income Margin represents net income divided by service revenue and Adjusted Net Income Margin represents Adjusted Net Income divided by service revenue.

The following table reconciles net income, the most directly comparable GAAP measure, to Adjusted Net Income for the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30,		Period over Period Change
(in thousands, except %)	2025	2024	($)	(%)
Net income	$72,570	$37,011	$35,559	96.1%
Amortization of intangible assets	14,978	14,955	23	0.2%
Transaction costs(1)	11,993	—	11,993	100.0%
Operational efficiency costs(2)	2,108	—	2,108	100.0%
Foreign currency losses (gains)(3)	(5,229)	2,192	(7,421)	NM
Gain on disposal of assets	(49)	(93)	44	(47.3)%
Severance costs(4)	1,197	487	710	145.8%
Litigation costs(5)	—	7,030	(7,030)	(100.0)%
Stock-based compensation expense(6)	24,159	32,434	(8,275)	(25.5)%
Tax impacts of adjustments(7)	(7,102)	(3,832)	(3,270)	85.3%
Adjusted Net Income	$114,625	$90,184	$24,441	27.1%
Net Income Margin(8)	8.3%	5.1%
Adjusted Net Income Margin(8)	13.2%	12.5%
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
(7) Represents tax impacts of adjustments to net income which resulted in a tax benefit during the period, including stock-based compensation expense, transaction costs, operational efficiency costs and litigation costs. After these adjustments, we applied a non-GAAP effective tax rate of 24.0% and 23.7% for the nine months ended September 30, 2025 and 2024, respectively, to non-GAAP income before income taxes.
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
The following table reconciles GAAP diluted EPS, the most directly comparable GAAP measure, to Adjusted EPS for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
GAAP diluted EPS	$0.34	$0.14	$0.78	$0.40
Per share adjustments to net income(1)	0.08	0.23	0.45	0.58
Adjusted EPS	$0.42	$0.37	$1.23	$0.98

Weighted-average common shares outstanding – diluted	93,057,417	92,579,919	93,096,587	92,019,911
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
The following table reconciles net income, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the three months ended September 30, 2025 and 2024:

	Three months ended September 30,		Period over Period Change
(in thousands, except %)	2025	2024	($)	(%)
Net income	$31,375	$12,699	$18,676	147.1%
Provision for income taxes	10,346	5,093	5,253	103.1%
Financing expenses	4,627	5,504	(877)	(15.9)%
Depreciation	10,553	9,758	795	8.1%
Amortization of intangible assets	5,005	4,988	17	0.3%
EBITDA	$61,906	$38,042	$23,864	62.7%
Transaction costs(1)	1,829	—	1,829	100.0%
Operational efficiency costs(2)	881	—	881	100.0%
Foreign currency losses (gains)(3)	(6,678)	2,490	(9,168)	NM
Loss (gain) on disposal of assets	95	(10)	105	NM
Severance costs(4)	362	—	362	100.0%
Litigation costs(5)	—	4,412	(4,412)	(100.0)%
Stock-based compensation expense(6)	6,513	10,742	(4,229)	(39.4)%
Interest income(7)	(1,456)	(1,461)	5	(0.3)%
Adjusted EBITDA	$63,452	$54,215	$9,237	17.0%
Net Income Margin(8)	10.5%	5.0%
Adjusted EBITDA Margin(8)	21.2%	21.2%
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

The following table reconciles net income, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30,		Period over Period Change
(in thousands, except %)	2025	2024	($)	(%)
Net income	$72,570	$37,011	$35,559	96.1%
Provision for income taxes	25,953	18,938	7,015	37.0%
Financing expenses	13,925	16,532	(2,607)	(15.8)%
Depreciation	30,423	30,525	(102)	(0.3)%
Amortization of intangible assets	14,978	14,955	23	0.2%
EBITDA	$157,849	$117,961	$39,888	33.8%
Transaction costs(1)	11,993	—	11,993	100.0%
Operational efficiency costs(2)	2,108	—	2,108	100.0%
Foreign currency losses (gains)(3)	(5,229)	2,192	(7,421)	NM
Gain on disposal of assets	(49)	(93)	44	(47.3)%
Severance costs(4)	1,197	487	710	145.8%
Litigation costs(5)	—	7,030	(7,030)	(100.0)%
Stock-based compensation expense(6)	24,159	32,434	(8,275)	(25.5)%
Interest income(7)	$(4,352)	$(3,939)	(413)	10.5%
Adjusted EBITDA	$187,676	$156,072	$31,604	20.2%
Net Income Margin(8)	8.3%	5.1%
Adjusted EBITDA Margin(8)	21.6%	21.7%
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
The following table reconciles net cash provided by operating activities, the most directly comparable GAAP measure, to Free Cash Flow for the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30,
	2025	2024
Net cash provided by operating activities	$107,549	$98,230
Purchase of property and equipment	(43,753)	(18,821)
Free Cash Flow	$63,796	$79,409
Conversion of Adjusted EBITDA to Free Cash Flow(1)	34.0%	50.9%
(1) Conversion of Adjusted EBITDA to Free Cash Flow represents Free Cash Flow divided by Adjusted EBITDA.
Liquidity and Capital Resources
As of September 30, 2025, our principal sources of liquidity were cash and cash equivalents totaling $210.0 million, which were held for working capital purposes, as well as the borrowing availability under the 2022 Revolving Credit Facility of $190.0 million.

As of September 30, 2025, our total indebtedness, net of debt financing fees was $246.3 million. The interest rate in effect for the 2022 Term Loan Facility as of September 30, 2025 was 6.352% per annum. We were in compliance with all debt covenants as of September 30, 2025. See Note 7, "Long-Term Debt" in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our debt.
During the nine months ended September 30, 2025, we repurchased 2,112,247 shares of our Class A common stock under the share repurchase program for $27.7 million, which we funded principally with available cash. As of September 30, 2025, $11.9 million remained available for share repurchases under our share repurchase program. In connection with the execution of the Merger Agreement, the Company suspended purchases under its share repurchase program. For additional information about our share repurchase program, see Part II, Item 2., "Unregistered Sales of Equity Securities and Use of Proceeds—Issuer Purchases of Equity Securities" in this Quarterly Report.
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
Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated:

	Nine months ended September 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$107,549	$98,230
Net cash used in investing activities	(43,753)	(18,821)
Net cash used in financing activities	(39,503)	(21,254)
Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2025 was $107.5 million compared to net cash provided by operating activities of $98.2 million for the nine months ended September 30, 2024. Net cash provided by operating activities for the nine months ended September 30, 2025 reflects net income of $72.6 million and the add back for non-cash charges totaling $66.9 million, partially offset by changes in operating assets and liabilities of $31.9 million. Non-cash charges primarily consisted of $30.7 million of depreciation, $23.4 million in stock-based compensation expense and $15.0 million of amortization related to intangibles. Net cash provided by operating activities for the nine months ended September 30, 2024 reflects net income of $37.0 million and the add back for non-cash charges totaling $75.8 million, partially offset by changes in operating assets and liabilities of $14.6 million. Non-cash charges primarily consisted of $32.0 million in stock-based compensation expense, $30.5 million of depreciation and $15.0 million of amortization related to intangibles.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2025 was $43.8 million compared to net cash used in investing activities of $18.8 million for the nine months ended September 30, 2024. Purchase of property and equipment increased primarily due to higher site build-out costs as well as technology and computer purchases due to growth.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2025 was $39.5 million compared to net cash used by financing activities of $21.3 million for the nine months ended September 30, 2024. The increase was due primarily to the additional shares acquired under our share repurchase program, higher payments for taxes related to net share settlement and increased payments on long-term debt, partially offset by higher proceeds from employee stock plans.
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
Foreign Currency Risk
Our exposure to market risk arises principally from exchange rate risk. Although substantially all of our revenues are denominated in U.S. dollars, a substantial portion of our expenses were incurred and paid in the Philippine peso, Indian rupee, Mexican peso, and the Colombian peso, in the nine months ended September 30, 2025 and 2024. We also incur expenses in U.S. dollars, and currencies of the other countries in which we have operations. The exchange rates among the Philippine peso, Indian rupee, Mexican peso, Colombian peso, euro and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future.
The following table presents a summary of foreign currency exchange rates and changes for the periods indicated:

	Philippine Peso	Indian Rupee	Mexican Peso	Colombian Peso	Euro
Average exchange rate against the U.S. dollar
Nine months ended September 30, 2025	57.10	86.50	19.52	4,129.25	0.90
Nine months ended September 30, 2024	56.99	83.41	17.72	3,979.96	0.92
Depreciation (appreciation)	0.2%	3.7%	10.2%	3.8%	(2.2)%
Based on our level of operations during the nine months ended September 30, 2025, and excluding any forward contract arrangements that we had in place during that period, a 10% appreciation (depreciation) of each foreign currency against the U.S. dollar would have increased (decreased) our expenses incurred and paid in that foreign currency as follows:

(in thousands)	Philippine Peso	Indian Rupee	Mexican Peso	Colombian Peso	Euro
10% appreciation	$34,319	$9,908	$3,217	$7,755	$6,187
10% depreciation	$(28,079)	$(8,107)	$(2,632)	$(6,345)	$(5,062)
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
Interest Rate Risk
Our exposure to market risk is influenced by the changes in interest rates paid on any outstanding balance on our borrowings, mainly under our 2022 Credit Facilities. All of our borrowings outstanding under the 2022 Credit Facilities as of September 30, 2025 accrue interest at SOFR plus 2.25%. As of September 30, 2025 our total principal balance outstanding was $247.0 million and the interest rate in effect was 6.352% per annum. Based on the outstanding balances and interest rates under the 2022 Credit Facilities as of September 30, 2025, a hypothetical 10% increase or decrease in SOFR would cause an increase or decrease in interest expense of approximately $1.0 million over the next 12 months.

Credit Risk
As of September 30, 2025, we had accounts receivable, net of allowance for credit losses, of $238.5 million, of which $50.0 million was owed by one of our clients. Collectively, this client represented approximately 21% of our gross accounts receivable as of September 30, 2025.
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
The Company's management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2025. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, the design and operation of the Company's disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
During the three months ended September 30, 2025, our purchases of Class A common stock were as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2025 through July 31, 2025	—	$—	—	$11,899
August 1, 2025 through August 31, 2025	—	—	—	11,899
September 1, 2025 through September 30, 2025	—	—	—	11,899
Total	—	$—	—
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Arrangements
On September 15, 2025, Jarrod Johnson, our Chief Customer Officer, adopted a Rule 10b5-1 trading arrangement (the “Johnson 10b5-1 Plan”), which provides for the potential sale of up to 24,233 shares of the Company’s Class A Common Stock. The Johnson 10b5-1 Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and unless otherwise terminated pursuant to its terms, provides for sales from December 15, 2025 to March 31, 2026 or an earlier date on which all shares thereunder are sold.

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

10.1†
Amended and Restated Amendment to Restricted Stock Unit Grant Notice and Agreement dated as of July 15, 2025 by and between TaskUs, Inc. and Bryce Maddock (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on August 7, 2025).

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

TASKUS, INC.
(Registrant)

Date:	November 7, 2025	By:	/s/ Balaji Sekar
Balaji Sekar
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
(Authorized Signatory)