Form 10-K
period 2025-12-31
TaskUs, Inc.
filed 2026-03-05
CIK 1829864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $289.6 million, based on the closing price reported on such date as reported by the Nasdaq Stock Market LLC.
As of February 25, 2026, the registrant had 35,528,558 shares of Class A common stock and 55,032,694 shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders are incorporated herein by references in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2025.

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
•Increased adoption and utilization of artificial intelligence (“AI”), including Generative AI and Agentic AI, by our clients or or us, or our failure to appropriately incorporate AI into our operations could adversely affect our business, reputation, or financial results.
•Unauthorized or improper disclosure of personal or other sensitive information, or security breaches and incidents, whether inadvertent or purposeful, including as the result of a cyber-attack, could result in liability and harm our reputation, each of which could adversely affect our business, financial condition, results of operations and prospects.
•Trust & Safety, including content moderation and monitoring services, is a large and growing portion of our business. The long term impacts on the mental health and well-being of our employees doing this work are unknown. This work may lead to stress disorders and may create liabilities for us. This work is also subject to significant press and regulatory scrutiny. As a result, we may be subject to negative publicity or liability, or face difficulties recruiting and retaining employees, any of which could have an adverse effect on our reputation, business, financial condition or results of operations.
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

Website and Social Media Disclosure
We use our website (www.taskus.com) and our social media outlets, such as Facebook, Instagram, LinkedIn, YouTube, X and TikTok as channels of distribution of Company information. The information we post through these channels may be deemed material. Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s website at ir.taskus.com, its Facebook page at facebook.com/taskus/, its Instagram page at instagram.com/taskus/, its LinkedIn page at linkedin.com/company/taskus/, its YouTube account at youtube.com/@taskus, its X account at x.com/taskus and its TikTok account at tiktok.com/@taskusph. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the “Shareholder Resources—Email Alerts” section of our investor relations website at ir.taskus.com. The contents of our website and social media channels are not, however, a part of this Annual Report.
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

Part I
Item 1. Business
Overview
We deliver outsourced digital services that power the companies shaping the future. By combining specialized human talent and intelligent technology, we solve complex operational challenges for global category leaders within AI, autonomous vehicles, robotics, social media, financial services, healthcare, and beyond. We enable our clients to elevate their customer experience, protect their platforms, and grow their brands. As of December 31, 2025, we supported approximately 200 clients.
Our global, omnichannel delivery model is focused on providing our clients with three key services – Digital Customer Experience (“Digital CX”), Trust & Safety and Artificial Intelligence (“AI”) Services.
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
We believe our distinctive culture, which prioritizes investments in our frontline employees’ training, well-being, and financial success, helps us attract, develop, and retain talent while differentiating our services to better serve our clients. As we expand globally, we strive to champion our vision of operational excellence through an employee-centric culture everywhere we operate. As of December 31, 2025, our worldwide Headcount totaled approximately 65,500 people across 31 sites in 13 countries capable of delivering services in more than 30 languages.
Solutions and Services
The TaskUs platform is purpose-built and organized around three service offerings: Digital Customer Experience, Trust & Safety and Artificial Intelligence Services. For the fiscal year ended December 31, 2025, Digital Customer Experience, Trust & Safety and Artificial Intelligence Services represented 56%, 26% and 18%, respectively, of our total service revenue of $1,183.5 million compared to 61%, 25% and 14%, respectively, of our total service revenue of $995.0 million for the year ended December 31, 2024.
We aim to bolster our portfolio of highly complementary service capabilities by integrating Agentic AI systems integration capabilities, consultative expertise, process automation, and technology that further expand our value proposition to clients. This may include evaluating M&A opportunities to expand into higher value, specialized services, gain vertical market expertise, or acquire additional capabilities and technologies.
Digital Customer Experience
Our digitally native service offerings enable us to utilize lower-cost non-voice channels. We leverage chat, social, in-app support, SMS, and in-platform solutions and apply an “automation first” mentality to our client engagements. In 2025, 79% of our Digital CX revenues were generated from non-voice, digital channels or omni-channel services, while the remaining 21% were generated purely from voice channels; even our pure voice work is supported by cloud-based and generative AI infrastructure.
Our Digital Customer Experience solutions include:
Omnichannel Customer Care: Protecting and maintaining our clients’ brands makes up a significant portion of our Digital CX services. We differentiate our performance and elevate customer experiences with our focus on blending adaptive, Agentic AI technologies and human-powered operational excellence, driving efficiency, based on frontline insights and advanced analytics, and our culture of employee engagement which enhances the customer experience they provide.
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

TaskUs Digital CX Consulting: TaskUs provides a suite of services to our clients that need assistance designing their customer experience programs and optimizing their operating environments, including Digital CX strategy, operational excellence and technology assessment and recommendations. Additionally, TaskUs brings our strategic consulting capabilities and AI model training, maintenance, and safety solutions together with our expertise in our clients’ processes and workflows to help clients implement Agentic AI - unlocking cost savings and amplifying the power of our human teammates.
Learning Experience: TaskUs provides the curricula, training processes, e-Learning systems, and programs that enable global brands to scale operations, make impactful decisions, build smarter process flows and create high-performing teams.
Trust & Safety
Government regulations and cultural norms require online platforms to maintain increasingly distinct content policies in different geographies, which are dynamically updated in response to the latest threats and evolving bad actor behavior. Our Trust & Safety teams partner with clients to apply best practices to policy development and distribution, product design, quality, and training. For the third year in a row, TaskUs was recognized as a Leader in the Everest Group’s Trust and Safety Services PEAK Matrix® Assessment 2025.
Trust & Safety consists of two primary areas of service: Content Moderation and Financial Crime & Compliance.
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
Highlights of our Content Moderation services include:
TaskUs Wellness & Resiliency Department: follows a preventative care approach, leveraging existing best practices in the fields of mental health care, medicine, and occupational health and safety to inform the type, scope and degree of offerings available to our teammates. We offer the following:
•Global Life Coaching: We partner with employees in their pursuit of personal well-being through transformative coaching conversations.
•The Resiliency Studio: A psychological health and safety program providing innovative interventions to bolster brain health and equip individuals with the tools to cope with their unique challenges.
•Division of Wellness & Resiliency Research: A dedicated team focused on behavioral health to advance teammates’ mental health and well-being through innovative research and comprehensive data collection.
•Wellness Technology: We specialize in assessing, creating, and deploying culturally competent and comprehensive well-being tools.
Financial Crime & Compliance
Financial Crime & Compliance pertains to services designed to protect end users, detect and eliminate fraud, address unwanted user activity, and manage regulatory compliance. TaskUs was recognized as a Leader in the Everest Group’s Financial Crime and Compliance (FCC) PEAK Matrix® Assessment 2025.
Our Financial Crime & Compliance services include:
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
AI Deployment Management in the Field: Through our relationship with autonomous vehicle and robotics companies we have built capabilities in deploying and managing the performance of AI in real-world production environments. We have built standard operating procedures to handle real-time management, troubleshooting, and emergency response. We have also built feedback mechanisms and process improvement recommendations into our delivery models to help clients continue to adapt, improve, and evolve in their AI deployments. We have designed and built a human-in-the-loop service that supports training AI driving models by handling complex or unusual road conditions and navigational challenges presented by urban environments. The data collected helps refine the AI model to improve safety and reliability of the vehicle’s and robot’s autonomous performance.
Artificial Intelligence (“AI”) Safety: AI Safety pertains to services designed to mitigate algorithmic bias, misinformation, and the proliferation of harmful content through rigorous data labeling and red-teaming protocols. Our global team of specialized moderators and subject matter experts works in tandem with proprietary tools to evaluate and fine-tune Large Language Models (“LLM”), ensuring client deployments remain compliant with evolving international safety standards and ethical guidelines. This integrated approach addresses the critical 'human-in-the-loop' requirement for developing trustworthy AI while reducing operational risks associated with generative technology for our clients.
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

New Client Wins and Current Client Growth: We leverage our deep domain expertise and highly effective sales team to continue to diversify our client base and add more enterprise-class brands to our portfolio. We won 34 new clients in 2025, achieving a new client win rate of 36%. As our clients grow in size, and the complexity of their outsourcing needs increases, we believe we have an opportunity to increase the addressable spend available to TaskUs, including partnering with clients to optimize their outsourcing spend and cross-selling our full portfolio of services. In 2025, 67 current clients signed new statements of work with us.
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
Delivery and Operations
TaskUs operations are designed for agility and scale. We are comfortable operating for growth-stage companies with little outsourcing experience, or taking on scaled operations from some of the world’s largest enterprises and technology companies which are highly standardized and outcome driven. We work with our clients to understand their objectives and design the most efficient process to meet and exceed these goals. In 2025, our cNPS was 66, where 81% of all respondents agreed or strongly agreed that their programs’ operational performance expectations are regularly met. To deliver to these standards we offer:
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

Utilizing primarily offshore and near-shore markets is a central tenet of our service delivery strategy. Since 87% of our revenue in 2025 was delivered from non-voice, digital channels or omnichannel services, we are particularly well positioned to leverage an off-shore/near-shore model. The Philippines is our largest off-shore market with approximately 38,100 people, or 58%, of Headcount of approximately 65,500 people worldwide. We plan to continue expanding our geographic footprint to drive growth, which may include evaluating M&A opportunities. New geographies mean new languages and/or capabilities to offer to our clients and increasing opportunities to win new business, including clients headquartered in the new countries into which we have expanded. As of December 31, 2025, we operated across 31 locations in 13 countries in 2025.
Remote/Hybrid: We utilize an internally developed cloud-based operating model, Cirrus, which enables our employees to deliver services remotely. Our Cirrus strategy follows our client needs with some clients deciding to work 100% remotely and other clients utilizing a hybrid model. We have dedicated leadership in each geography to support our Cirrus model that allows employees to work from home predominantly, with sites for orientation, training and team activities. As of December 31, 2025, less than 30% of our teammates were working 100% remotely or utilizing a hybrid model.
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

Our philosophy is simple: treat people well and they will deliver a better end-customer experience which leads to happy clients and a thriving business. Our employees are the core of our business. Our success depends on our ability to attract, hire, train and retain sufficient numbers of employees in a timely fashion at our sites to support our operations. Our employee-centric culture, focus on employee wellness and satisfaction, and employee-centric site selection enable us to meet that challenge and motivate our employees to stay for the long term. Our happy, motivated and hardworking employees in turn produce high-quality work for our clients.
We continually work on our company culture by listening to our employees and leveraging their feedback to drive continuous improvement of our employee experience globally. Our primary employee-related metric is eNPS, the barometer we use to measure employee engagement. In 2025, our eNPS was 60, and 70% of our employees who participated rated us 9 or 10 on a scale of 10.
We believe happy employees deliver better results, and our ability to maintain high eNPS scores enables us to drive real business impact, including improved attendance and higher retention. The voluntary attrition rate for employees who were employed by TaskUs for more than 180 days was 26.6% for the year ended December 31, 2025.
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
The Academy: Our career development program focused on providing our teammates and leaders with knowledge and skills for the career of their choice. The program is voluntary and self-driven - giving each teammate and leader the choice to enroll and make an investment in their career and themselves. As December 31, 2025, more than 53,000 of our talented teammates had enrolled in the Academy since its inception, with approximately 2,200 enrollees receiving promotions during 2025.
The key tenets of the program are:
•Upskilling for career advancement: We provide a best-in-class digital ecosystem based on an "Education-Exposure-Experience" model to support the development journey of our teammates and leaders.
•Digital ecosystem for learning: Our programs, spanning 14 unique career paths, emphasize self-paced learning, collaboration spaces for peer-to-peer learning, and skills libraries - enabling teammates to learn flexibly and connect with others.
•Mentorship for growth: Our group and one-to-one mentoring programs play a vital role in fostering learning and development. TaskUs mentors devoted more than 3,400 hours in support of the Academy in 2025.
•Buildings a leadership pipeline: We develop first-day-ready leaders who are focussed on our core values to drive organizational growth.
•Professional Certification through SkillUp: We have introduced specialized certification tracks in Lean Six Sigma (White, Yellow, and Green Belt) and Artificial Intelligence (AI for Beginners and AI for Leaders). These programs empower everyone from frontline associates to leaders to earn industry-recognized credentials, fostering a culture of continuous improvement and self-development.
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
As of December 31, 2025, women comprised 47% of our workforce and 45% of our managers at all levels.
Our Clients
We identify emerging and high-growth industry verticals or enterprise brands going through transformative changes, and find attractive solutions to address these clients’ needs. We have a demonstrated track record of scaling in the industries that we target, working with a broad range of clients in different stages of their lifecycle, ranging from hyper-growth companies to well-capitalized and established public companies with scaled operations. As of December 31, 2025, we supported approximately 200 clients, most of which are innovative companies in attractive, high growth industry verticals, including social media, e-commerce, gaming, streaming media, food delivery and ride sharing, technology, financial services, and healthcare. During 2025, we generated revenue in excess of $1.0 million from 98 of these clients, the number of clients using multiple service lines increased to 73, and we signed agreements to support 34 new clients.
Our top 10 and top 20 clients accounted for 58% and 71% of our revenue for the fiscal year ended December 31, 2025, respectively. Our largest client, Meta, generated 26% of our revenue for the fiscal year ended December 31, 2025. We have multiple agreements across several lines of business and geographies supporting multiple divisions within our largest client’s global operations. Under our client agreements, our fees are generally subject to minimums and maximums, depending on whether the actual volume of services provided falls below or exceeds periodic volume forecasts provided by these clients. Many of our clients retain us on a non-exclusive basis and these agreements generally include renewal and termination provisions, including termination for convenience clauses subject to advance notice requirements of varying length.
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
Tax
Several of our sites in the Philippines, India and Croatia receive tax incentives based on our compliance with specific criteria. These benefits vary and may include income tax holidays, reduced income taxes, indirect tax exemptions, tax deductions, or tax credits. We track lapsing and developing opportunities as well as changing eligibility qualifications to comply, extend and apply for new incentives. While we believe the ability to meet the requirements to maintain these incentives is within our control, there can be no assurance that we will retain these benefits in the future.
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

HIPAA
Certain clients require solutions that ensure security due to the nature of the content being distributed and associated applicable regulatory requirements. In particular, our employees may access protected health information, which triggers our required compliance with HIPAA. HIPAA imposes privacy, security and breach notification obligations on certain health care providers, health plans, and health care clearinghouses, known as covered entities, as well as their business associates that perform certain services that involve creating, receiving, maintaining or transmitting protected health information for or on behalf of such covered entities. HIPAA requires covered entities and business associates, like us, to develop and maintain policies with respect to the protection of, and use the disclosure of electronic protected health information, including the adoption of administrative, physical, and technical safeguards, to ensure the confidentiality, integrity and availability of electronic protected health information, and to follow certain notification requirements in the event of a breach. Violations of HIPAA may result in significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with the United States Department of Health and Human Services (“HHS”) to settle allegations of HIPAA non-compliance. Further, entities that knowingly obtain, use, or disclose protected health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA may be subject to criminal penalties. As a “business associate,” we are directly liable for compliance with HIPAA’s privacy and security requirements. We also have obligations under the business associate agreements that we are required to enter into with certain clients that are covered by HIPAA and certain subcontractors that we engage in connection with our business operations.
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
We derive a substantial portion of our revenue from a few key clients who generally retain us across multiple service offerings. Our top five clients accounted for 45% of our revenue for the fiscal year ended December 31, 2025. Our top client accounted for an aggregate of 26% of our revenue for the fiscal year ended December 31, 2025, across multiple service offerings. The reduction in revenue or loss of all or a portion of our business with, or the failure to retain a significant amount of business with, any of our key clients could have a material adverse effect on our business, financial condition or results of operations.
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
Increased adoption and utilization of AI, including Generative AI and Agentic AI, by our clients and us, or our failure to appropriately incorporate Generative AI and Agentic AI into our operations, could adversely affect our business, reputation or financial results.
We are actively investing in and integrating AI, including Generative AI and Agentic AI, into our business model, solutions, and services. These new and emerging technologies carry risks that could impact our business.
While AI as a whole encompasses a wide range of technologies designed to simulate human intelligence, Generative AI has emerged as a key area of development, with the potential to impact most industries, including business process outsourcing, by further automating simple, repeatable tasks and streamlining some more sophisticated workflows. Agentic AI consists of systems capable of making autonomous decisions and executing tasks, including tasks with third parties, with intermittent human oversight. Certain of our clients have begun implementing these AI technologies. As Generative AI and Agentic AI technologies continue to develop, demand for certain service offerings could decrease, further reducing our clients’ spend, which could have a negative impact on our revenue.
There can be no assurance that we will successfully develop and deploy AI initiatives. A failure to effectively capitalize on our investments in AI technologies may adversely impact our client engagements and have a material adverse impact on our business. Additionally, the risks associated with AI technologies, including Generative AI and Agentic AI, include potential “digital insider” risks, governmental and regulatory scrutiny, legal liabilities (such as intellectual property disputes), cybersecurity threats, privacy risks, inaccurate or biased results, ethical concerns, and negative client perceptions regarding automation. AI privacy risks, in particular, could arise from the misuse or mishandling of personal data during AI processing, which may lead to compliance violations and reputational damage. These challenges could adversely affect our business, reputation or financial results. Further, we face significant competition from other companies that are developing their own AI products and technologies. Those other companies may develop AI products and technologies that are similar or superior to our technologies or are more cost-effective to develop and deploy.

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

Trust & Safety, including content moderation and monitoring services, is a large and growing portion of our business. The long-term impacts on the mental health and well-being of our employees doing this work are unknown. This work may lead to stress disorders and may create liabilities for us. This work is also subject to significant press and regulatory scrutiny. As a result, we may be subject to negative publicity or liability, or face difficulties recruiting and retaining employees, any of which could have an adverse effect on our reputation, business, financial condition or results of operations.
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
We derive a significant portion of our revenues from consumer technology companies located in the United States. In particular, a substantial portion of our clients are concentrated in the social media, meal delivery and transport industries. The transportation, hospitality, entertainment, e-commerce, financial services (including cryptocurrency) and retail industries are particularly sensitive to the economic environment, and tend to decline during general economic downturns. In the past, we have experienced, and may in the future experience, substantial variation in revenues from our consumer technology clients, including our financial services (including cryptocurrency) clients. Our business growth largely depends on continued demand for our services and solutions from clients in these industries and other industries that we may target in the future, as well as on trends in these industries to purchase such services and solutions or to move such services and solutions in-house.
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
Our business and future growth depend largely on continued demand for our services performed in the Philippines and India, in addition to the United States and other regions. During the fiscal year ended December 31, 2025, we derived 54% of our revenue from work performed in the Philippines, 11% of our revenue from work performed in the United States and 13% of our revenue from work performed in India. The Philippines has experienced political instability, acts of natural disaster, such as typhoons and flooding, and the occasional health and security threat and continues to be at risk of similar and other events that may disrupt our operations. In addition, we have benefited from many policies of the Government of India and the Indian state government in the state in which we operate which are designed to promote foreign investment. There is no assurance that such policies will continue. Various factors, such as changes in the central or state governments, could trigger significant changes in India’s economic liberalization and deregulation policies and disrupt business and economic conditions in India generally and our business in particular. We also conduct operations in Colombia, Mexico, Taiwan, Ireland, Greece, Croatia, Serbia, Malaysia and other international locations, which are subject to various risks germane to those locations.
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
Additionally, the conflict between Russia and Ukraine and related sanctions and other measures imposed in response thereto have increased the level of economic and political uncertainty in Eastern Europe and worldwide. Similarly, ongoing tensions in the Middle East region has resulted in, and may in the future result in, conflict and regional instability. Although we do not have employees, facilities, or operations in areas of active conflict, the continuation of conflicts or political expansion into surrounding geographic areas could directly impact us, our clients, vendors or subcontractors, which could impact our operations and financial performance. We continue to monitor the situations closely to ensure business continuity plans are in place for neighboring countries where we have a presence, but there can be no assurance that such plans will be effective.

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
A majority of our revenues are in U.S. Dollars and our costs are primarily in local currencies, including the U.S. Dollar, Philippine Peso, Indian Rupee, Mexican Peso, Colombian Peso, Euro and Taiwanese Dollar. While we utilize hedging contracts for some local currencies, an appreciation of local currencies against the U.S. Dollar would cause a net adverse impact to our profitability. Historically, our exchange rate forward contracts were not designated hedges under Accounting Standards Codification Topic 815, Derivatives and Hedging. We began designating certain contracts as hedges during 2024. Because our financial statements are presented in U.S. Dollars and revenues are primarily generated in U.S. Dollars, whereas some portion of the cost is incurred in foreign currencies, any significant unhedged fluctuations in the currency exchange rates between the U.S. Dollar and the currencies of countries in which we incur costs in local currencies will affect our results of operations and financial statements. This may also affect the comparability of our financial results from period to period, as we convert our subsidiaries’ statements of financial position into U.S. Dollars from local currencies at the period-end exchange rate, and income and cash flow statements at average exchange rates for the year. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Trends and Factors Affecting our Performance.”
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
Negotiating potential strategic transactions can be time consuming, difficult and expensive, and our ability to complete these transactions may be subject to conditions or approvals that are beyond our control. Consequently, these transactions, even if entered into and announced, may not ultimately be consummated, and any such failed consummation could adversely affect our stock price, business, financial condition and results of operations. For example, in October 2025, as a result of failing to receive stockholder approval, we terminated an Agreement and Plan of Merger, dated May 8, 2025, by and between us and Breeze Merger Corporation, which related to a proposed take private transaction of the Company by our Sponsor and out Co-Founders.

Even if successfully consummated, an acquisition, investment, disposition, consolidation, joint venture, partnership, new business or similar transaction may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, services, products, personnel, culture, or operations of acquired companies, particularly if the key personnel of the acquired company choose not to work for us, the acquired company’s technology is not easily compatible with ours or we have difficulty retaining the clients of any acquired business due to changes in management, culture, or otherwise. Historically, we have primarily grown our operations organically, and we do not have significant experience managing the acquisition of a business, including with diligence or integration. Mergers or acquisitions may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for the development of our business. Moreover, the anticipated benefits of any merger, acquisition, investment or similar partnership may not be realized or we may be exposed to unknown liabilities, including litigation against the companies we may acquire, for example from failure to identify all of the significant risks or liabilities associated with the target business.
Any of these risks could materially and adversely affect our business, financial condition, results of operations or prospects.
In recent years, as we have operated on a large, global scale, we have not been able to sustain our past revenue growth rate or profitability, and we may not be able to return to our prior level of growth rate or profitability in the future.
Although we experienced rapid revenue growth in previous periods, we have not been able to maintain that level of revenue growth in recent fiscal years and may not be able to return to our prior level of revenue growth or profitability in the future. Our revenue increased by 19.0% from $995.0 million in the fiscal year ended December 31, 2024 to $1,183.5 million in the fiscal year ended December 31, 2025 after increasing by 7.6% from $924.4 million in the fiscal year ended December 31, 2023 to $995.0 million in the fiscal year ended December 31, 2024. Our past rapid growth was fueled in part by the rapid growth of our major clients in high-growth industries, such as social media, meal delivery and transport, e-commerce and financial services. We may not be able to achieve or sustain revenue growth consistent with our recent history or at all. You should not consider our revenue growth in prior periods as indicative of our future performance. As we continue to grow our business, our revenue growth rates could continue to slow due to a number of factors, which may include slowing demand for our services, increasing competition or the impact of technological advancements, such as generative AI, decreasing growth of our overall market, our inability to engage and retain a sufficient number of skilled employees or otherwise scale our business, prevailing wages in the markets in which we operate or our failure, for any reason, to capitalize on growth opportunities. In addition, any slowdown in the growth of our major clients, or the industries that we serve, may adversely impact the rate of our revenue growth.
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
We may not be successful in our attempt to control costs associated with salaries and benefits. For the fiscal year ended December 31, 2025, payroll and related costs accounted for approximately $782 million, or 66%, of our revenue. Employee benefits expenses in each of the countries in which we operate are a function of general macroeconomic factors such as inflation, the specific country’s economic growth, level of employment and overall competition for qualified employees in the country. In addition, wage inflation, whether driven by macroeconomic factors, competition for talent or ordinary course pay increases, may increase our cost of providing services and reduce our profitability if we are not able to pass those costs on to our clients or charge premium prices. We may need to increase employee compensation more than in previous periods to remain competitive in attracting the quantity and quality of employees that our business requires, which may reduce our profit margins and have a material adverse effect on our business, financial condition, results of operations, cash flows or prospects. In addition, wage increases or other expenses related to the termination of our employees may reduce our profit margins and have a material adverse effect on our business, financial condition, results of operations, cash flows or prospects. If we expand our operations into new jurisdictions, we may be subject to increased operating costs, including higher employee compensation expenses in these new jurisdictions relative to our current operating costs, which could have a negative effect on our profit margin.
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
In several countries, a small number of individuals provide services to us as independent contractors. In addition, we have now seen over 1,100,000 account registrations on TaskVerse, an open platform that connects a global community of freelancers to complete a variety of tasks in exchange for compensation. Freelancers who perform projects on the TaskVerse are not employees of TaskUs. The criteria to determine whether an individual is considered an independent contractor, an employee, or some other classification are typically fact sensitive and vary by jurisdiction, as can the interpretation of the applicable laws. If a government authority or court makes any adverse determination with respect to project classifications in general or one or more of our independent contractors specifically, we could incur significant costs, including for prior periods, in respect of tax withholding, social security taxes or payments, workers’ compensation and unemployment contributions, and recordkeeping, or we may be required to modify our business model, any of which could materially adversely affect our business, financial condition or results of operations and increase the difficulty in attracting and retaining personnel.
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
We are subject to numerous obligations in our contracts with our clients. Despite the procedures, systems and internal controls we have implemented to comply with our contracts, on occasion, we have in the past failed and may in the future fail to achieve these commitments, whether through a weakness in these procedures, systems and internal controls, negligence or the willful act of an employee or contractor, or other factors beyond our control, such as weaknesses in our clients’ systems and security. Our insurance policies, including our cyber and errors and omissions insurance, may be inadequate to compensate us for the potentially significant losses that may result from claims arising from breaches of our contracts (including breaches that result in the unauthorized access to systems or disclosure of data), disruptions in our services, failures or disruptions to our infrastructure, catastrophic events, pandemics, disasters or otherwise. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and defending a suit, regardless of its merit, could be costly and divert management’s attention.
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
We are subject to income taxes in the United States and in certain foreign jurisdictions in which we operate. Increases in income tax rates, losses of tax incentives or other changes in income tax laws in any particular jurisdiction could reduce our after-tax income from such jurisdictions and could adversely affect our business, financial condition or results of operations. Our operations outside the United States generate a significant portion of our income and many of the other countries in which we have significant operations, have recently made or are actively considering changes to existing tax laws. For example, in August 2022, the Inflation Reduction Act (the “IRA”) was signed into law, among other things, includes a 15% corporate minimum tax as well as a 1% excise tax on our corporate stock repurchases, subject to certain exceptions. The IRA applies to our repurchases pursuant to our stock repurchase plans that are in effect from time to time.
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

The Company’s Philippines sites are primarily located within special economic zones that benefit from favorable tax treatment provided by registrations with Philippine Economic Zone Authority (“PEZA”) and the Philippine Board of Investment (“BOI”). These benefits vary from site to site and may include income tax holidays ("ITH"), reduced income taxes, and VAT zero rating incentives for purchase of goods and services directly related to operations. ITHs are conditional upon the Company meeting certain employment and investment thresholds. Two of our registered sites operate under ITH regime. The first site was granted an ITH in March 2023 that expires in March 2028. The ITH for the second site was granted last March 2025 and will expire in March 2029. The rest of the sites registered under PEZA or BOI operate under the reduced income tax rates regime. The Company is also subject to reduced income tax rates after the lapse of the income tax holidays. As of December 31, 2025, the Company has one site under TOPI that is not enjoying any income tax incentive. The impact of these tax holidays and reduced income tax rates decreased total foreign taxes by an estimated $4.3 million and $3.2 million for the years ended December 31, 2025 and 2024, respectively.
For India, the Company is entitled to an additional tax deduction under Sec 80JJAA equal to 30% of additional employee costs incurred in the course of business in the previous year for three assessment years.
In Mexico, for the years 2022, 2023 and 2024 the Company applied for Fiscal Stimulus for the Northern Border Region, a tax credit equivalent to one-third of the income tax incurred in a taxable year. This reduced the tax rate from 30% to 20% in those years. The Company will no longer be entitled to the benefit in 2025 since the minimum income source requirement is not met. Starting in 2022, by hiring older people and those with disabilities, a deduction to taxable income is applicable up to the amount equivalent to 25% of the salary paid to these hires.
For Croatia, the Company is entitled to use its tax pool credit for up to 50% of its corporate income tax liability. This incentive is contingent on maintaining specified local employment and asset expenditures.
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
Our Sponsor and our Co-Founders beneficially owned approximately 96.9% of the combined voting power of our Class A common stock and Class B common stock as of December 31, 2025. Moreover, we nominated to our Board of Directors individuals designated by our Sponsor and our Co-Founders in accordance with the stockholders agreement we entered into in connection with our IPO. Our Sponsor and our Co-Founders retain the right to designate directors subject to the maintenance of certain ownership requirements in the Company. Even when our Sponsor and our Co-Founders cease to own shares of our stock representing a majority of the total voting power, for so long as our Sponsor and our Co-Founders continue to own a significant percentage of our stock, they will still be able to significantly influence or effectively control the composition of our Board of Directors and the approval of actions requiring stockholder approval through their voting power. Accordingly, for such period of time, our Sponsor and our Co-Founders will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, for so long as our Sponsor continues to own a significant percentage of our stock, our Sponsor will be able to cause or prevent a change of control of our company or a change in the composition of our Board of Directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of our company and ultimately might affect the market price of our Class A common stock. Furthermore, a change in ownership composition and control by our Sponsor and Co-Founders due to a strategic transaction or other equity event, including due to the eventual expiration of the ten-to-one voting rights applicable to shares of Class B common stock held by our Sponsor and Co-Founders, could materially impact the Company’s operations and your ownership of Class A common stock.
The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our common stock prior to the completion of our IPO, and it may depress the trading price of our Class A common stock.
Our Class A common stock has one vote per share and our Class B common stock has ten votes per share. Our Sponsor and our Co-Founders held in the aggregate 96.9% of the combined voting power of our Class A common stock and our Class B common stock as of December 31, 2025. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. Each share of our Class B common stock may be convertible into one share of our Class A common stock at any time and will convert automatically upon certain transfers and upon the earlier of (i) June 10, 2028 and (ii) (x) with respect to our Sponsor, the first date on which the aggregate number of outstanding shares of our Class B common stock held by our Sponsor ceases to represent at least 5.0% of the aggregate number of our outstanding shares of common stock and (y) with respect to each Co-Founder, the first date on which the aggregate number of shares of our Class B common stock held by such Co-Founder ceases to represent at least 5.0% of the aggregate number of our outstanding shares of common stock. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. Furthermore, we cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock, in adverse publicity or other adverse consequences.
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
Our Sponsor and our Co-Founders are parties to a stockholders agreement and, as of the date of this Annual Report, beneficially own approximately 96.9% of the combined voting power of all classes of our stock entitled to vote generally in the election of directors. As a result, we are a “controlled company” within the meaning of Nasdaq corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies:
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
We are currently an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors, or if our impending loss of emerging growth company status will make our Class A common stock less attractive to investors.
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We will remain an “emerging growth company” until December 31, 2026.
We take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Investors may find our Class A common stock less attractive because we rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our per share trading price may be materially adversely affected and more volatile.
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

The Company will lose its status as an emerging growth company on December 31, 2026, the last day of the fiscal year following the fifth anniversary of its initial public offering. As a result, the Company will no longer be entitled to take advantage of the specified exempted reporting requirements after that date. These additional reporting requirements will increase our legal and financial compliance costs and are likely to make our reporting and disclosure process more time consuming and costly. We cannot predict if investors will find our Class A common stock less attractive because we may no longer rely on these exemptions.
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

Because there can be no assurance that we will pay cash dividends on our common stock, you may not receive any return on your investment unless you sell your Class A common stock for a price greater than that which you paid for it.
We have not previously paid any cash dividends. On February 25, 2026, our Board of Directors declared a special cash dividend of $3.65 per share, payable on March 25, 2026. However, there can be no assurance that we will pay cash dividends in the future. The declaration, amount and payment of any future dividends on shares of common stock will be at the sole discretion of our Board of Directors. Our Board of Directors may take into account general and economic conditions, our financial condition or results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us and such other factors as our Board of Directors may deem relevant. In addition, our ability to pay dividends is limited by our existing indebtedness and may be limited by covenants of other indebtedness we or our subsidiaries incur in the future. As a result, you may not receive any return on an investment in our Class A common stock unless you sell your shares of our Class A common stock for a price greater than that which you paid for them.
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
As of December 31, 2025, we had approximately 2,449,101,000 shares of Class A common stock and approximately 194,967,000 shares of Class B common stock authorized but unissued. Our amended and restated certificate of incorporation authorizes us to issue these shares of Class A and Class B common stock and options, rights, warrants and appreciation rights relating to Class A and Class B common stock for the consideration and on the terms and conditions established by our Board of Directors in its sole discretion, whether in connection with acquisitions or otherwise. As of December 31, 2025, we had 3,599,988 shares of Class A common stock issuable in respect of outstanding stock options granted under the 2019 Stock Incentive Plan and the 2021 Omnibus Incentive Plan with a weighted average exercise price of $22.19 per share. We also had 4,206,877 shares of Class A common stock issuable in respect of outstanding restricted stock units, including awards with market conditions, granted under the 2021 Omnibus Incentive Plan, subject to increase in accordance with the terms of the evergreen provision of such plan. Additionally, we have 6,154,841 shares of Class A common stock available for grant under our 2021 Omnibus Incentive Plan. Further, we have reserved 5,000,000 shares of Class A common stock under our Employee Stock Purchase Plan, approved by the stockholders in 2022. Any Class A or Class B common stock that we issue, including under current or future equity incentive plans, would dilute the percentage ownership held by the investors who purchase Class A common stock.
If we or our Sponsor or Co-Founders sell shares of our Class A common stock (including upon conversion of Class B common stock) or are perceived by the public markets as intending to sell them, the market price of our Class A common stock could decline.
We have filed registration statements on Form S-8 under the Securities Act to register shares of our Class A common stock issuable in respect of equity awards issued pursuant to our 2019 Stock Incentive Plan and our 2021 Omnibus Incentive Plan, and in the future, we may file additional Form S-8s to cover additional equity awards. We have also filed a Form S-3 under the Securities Act to register equity and related securities, and we, or our Sponsor or Co-Founders as the selling shareholders named therein, may sell shares of Class A common stock pursuant to the Form S-3. Shares registered under such registration statements will be available for sale in the open market.
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
In 2026, we enhanced our cybersecurity governance structure with the addition of a Chief Information Security Officer (CISO) who reports directly to our Chief Executive Officer. Our CISO has primary responsibility for the day-to-day management of cybersecurity risks, leads the Information Security department, and operationalizes our Information Security Management System. Our CISO also leads our Information Security Council, which is composed of IT functional leads and is responsible for the periodic review of cybersecurity risks and operations of the information security management system.
The CIO and CISO meet regularly with the Audit Committee to review the company’s management of information security risks, and the Audit Committee evaluates the adequacy of the Company’s IT security program, compliance and controls with our CIO. Additionally, our Enterprise Risk Management Committee, which is composed of certain of our senior management, legal and operations teammates, provides senior management with sponsorship and guidance to ensure that overall risk management objectives are achieved, and our Enterprise Risk Management Committee regularly reports to the Board of Directors on matters within its purview.

Our current CISO has 38 years of management experience which includes 24 years of IT service delivery and global Cyber Operations and has an established track record for managing multi-shore, global information security teams that align and certify to the industry best practices as prescribed by the NIST Cyber Security Framework, NIST 800-53, and the International Standard Organization (ISO). We also have a Division Vice President of Information Security (DVP, Information Security) with substantial experience in cybersecurity operations, risk assurance and internal audit. Additionally, he holds multiple professional certifications including CISSP (certified information systems security professional), CISA (certified information systems auditor), CIA (certified internal auditor), CCSP (certified cloud security professional) and CRMA (certification in risk management assurance).
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
Item 2. Properties
As of December 31, 2025, we leased approximately 2.3 million square feet of office space around the world, including our designated corporate headquarters located in New Braunfels, Texas. Our leases usually have a range of expiration dates from two to five years, and typically include a renewal option for an additional term. We operate from time to time in temporary sites to accommodate growth before new sites are available. We lease all of our properties and do not own any real property. We intend to procure additional space in the future as we continue to add employees and expand geographically.
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
Holders of Record
As of December 31, 2025, there were 112 stockholders of record of our Class A common stock, and the closing price of our Class A common stock was $11.79 per share as reported on the Nasdaq. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of December 31, 2025, there were three stockholders of record of our Class B common stock.
Dividend Policy
We have no current plans to pay regular dividends on our common stock. Any decision to declare and pay dividends in the future will be made at the sole discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant. Because we are a holding company and have no direct operations, we will only be able to pay dividends from funds we receive from our subsidiaries. In addition, our ability to pay dividends is limited by covenants in our existing indebtedness and may be limited by the agreements governing any indebtedness we or our subsidiaries may incur in the future.
On February 25, 2026, the Board of Directors declared a special cash dividend of $3.65 per share, payable on March 25, 2026.
Issuer Purchases of Equity Securities
During the three months ended December 31, 2025, our purchases of Class A common stock were as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)(1)
October 1, 2025 through October 31, 2025	—	$—	—	$11,899
November 1, 2025 through November 30, 2025	—	—	—	11,899
December 1, 2025 through December 31, 2025	—	—	—	—
Total	—	$—	—
(1)    On December 6, 2024, the Company announced a one-year extension of its share repurchase authorization, extending the previously authorized $200.0 million authorization through December 31, 2025. The share repurchase program was initially announced in September 2022 for up to $100.0 million of shares of our Class A common stock and capacity was increased to a total authorization of $200.0 million of shares of our Class A common stock (exclusive of any commissions, fees or excise taxes) in May 2023. The share repurchase program expired in accordance with its scheduled terms on December 31, 2025.
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
This Annual Report includes certain historical consolidated financial and other data for TaskUs, Inc. (“we,” “us,” “our” or the “Company”). The following discussion provides a narrative of our financial condition and results of operations for the fiscal year ended December 31, 2025 compared to the fiscal year ended December 31, 2024. A discussion regarding our financial condition and results of operations for the fiscal year ended December 31, 2024 compared to the fiscal year ended December 31, 2023 can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 8, 2024, which is incorporated herein by reference.
Overview
We deliver outsourced digital services that power the companies shaping the future. By combining specialized human talent and intelligent technology, we solve complex operational challenges for global category leaders within AI, autonomous vehicles, robotics, social media, financial services, healthcare, and beyond. We enable our clients to elevate their customer experience, protect their platforms, and grow their brands. As of December 31, 2025, we supported approximately 200 clients.
Our global, omnichannel delivery model is focused on providing our clients three key services – Digital Customer Experience (“Digital CX”), Trust & Safety, and Artificial Intelligence (“AI”) Services. 87% of our revenue for the year ended December 31, 2025 was delivered from non-voice, digital channels or omnichannel services which allow us to utilize resources efficiently, thereby driving higher profitability.
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
Business Highlights
During 2025, we won 34 new clients and achieved a 36% new client win rate, while increasing the scope of services provided to our current clients, with 67 current clients signing new statements of work. Since returning to revenue growth of 7.6% in 2024, our continuing focus on clients and focused investments in technology and talent has supported an acceleration of revenue growth to 19.0% while increasing our net income margin to 8.6%.
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
Recent Financial Highlights
For the year ended December 31, 2025, we recorded service revenue of $1,183.5 million, a 19.0% increase from $995.0 million for the year ended December 31, 2024.

For the year ended December 31, 2025, we recorded net income of $102.3 million a 123.0% increase from $45.9 million for the year ended December 31, 2024, due primarily to higher revenue growth and the impact of foreign currency exchange rates, partially offset by higher cost of services. Adjusted Net Income for the year ended December 31, 2025 increased 27.8% to $151.7 million from $118.7 million for the year ended December 31, 2024. Adjusted EBITDA for the year ended December 31, 2025 increased 18.7% to $249.1 million from $209.9 million for the year ended December 31, 2024. For definitions and reconciliations to net income, the most directly comparable measure in accordance with GAAP, see "—Non-GAAP Financial Measures below."
Our operating results in any period are not necessarily indicative of the results that may be expected for any future period.
Subsequent Events
For a description of subsequent events, see Note 17, "Subsequent Events" in the Notes to Consolidated Financial Statements included included in this Annual Report.
Trends and Factors Affecting our Performance
There are a number of key factors and trends affecting our results of operations.
New client wins and growing with our current clients
We won 34 new clients in 2025, and we achieved a 36% new client win rate for every dollar of new client opportunities we pursued. As our clients grow in size and the complexity of their outsourcing needs increases, we believe we have an opportunity to increase the addressable spend available to TaskUs through enhanced penetration of current services as well as cross-selling new services. We continue to see meaningful opportunities from recent industry consolidation as clients diversify their vendor networks. We are focused on capturing a larger share of their demand for specialized services that support and protect their brands. In 2025, 67 current clients signed new statements of work with us. As of December 31, 2025, we supported approximately 200 of the world’s leading companies and generated revenue in excess of $1.0 million from 98 of these clients during 2025. We also made progress on our strategic goal of cross-selling our suite of specialized services to our client base, increasing the number of clients using more than one service line by 14% year-over-year to 73 clients.
Expanded service offerings
We watch trends and work closely with current and potential clients to develop offerings that we believe align with our core competencies and present an attractive market opportunity. This approach has earned us the opportunity to support some of the most innovative companies and has enabled significant expansion opportunities with large global enterprises. During 2025, we focused on expanding the following specialized service offerings:
•AI Deployment Management in the Field: Working with autonomous vehicle and robotics companies to deploy and manage the performance of AI in real-world production environments.
•AI Safety: Evaluating and fine-tuning Large Language Models, ensuring client deployments remain compliant with evolving international safety standards and ethical guidelines. Providing an integrated approach that addresses the critical 'human-in-the-loop' requirement for developing trustworthy AI while reducing operational risks associated with generative technology for our clients.
•Agentic AI Partnerships: Partnering with agentic AI platform companies to apply agentic AI upfront to automate many simple, repetitive customer service functions, while providing human support from our talented experts.
Expanding geographically
We expanded our presence to 31 sites in 13 countries as of December 31, 2025. During 2025, we significantly increased our Headcount in India, the Philippines and the Rest of World by approximately 3,300 employees, 2,600 employees and 800 employees, respectively. We plan to continue expanding our geographic footprint to drive growth with both existing and new clients, which may result in one-time costs that may impact profitability.
As we enter new geographies and make new capabilities available, clients may elect to move current work with TaskUs from one geography to another to optimize cost or provide additional business continuity to their operations. This allows us to serve our clients better in the long term in most cases and deepens our relationship as we tend to grow and operate over multiple geographies with our larger clients over time as they grow. As of December 31, 2025, we supported 78 clients from more than one geography, a decrease of 6% year-over-year. These changes in geographic mix may result in fluctuations in revenue and cost of service which are driven by the geography in which the work is being performed. These fluctuations align with our business model, which aims to deliver service out of the optimal geography for our clients. These fluctuations might be especially noticeable in a particular service line or geography on a period over period basis.

Cost management and financial flexibility
During the year ended December 31, 2025, we continued to focus on cost management and financial flexibility. We reviewed our cost structure and invested in process and technology improvements in order to drive efficiencies across functions. While we incurred certain costs associated with these activities, including severance in some cases, we believe these actions will have long-term benefits to the goal of enabling our future growth and profitability. These cost management activities enabled us to make investments in growth including resources in sales and marketing, global delivery locations, and the deployment of technologies.
During the year ended December 31, 2025, we generated net cash flow from operating activities of $137.2 million and Free Cash Flow of $73.7 million, respectively, resulting in an increase of cash and cash equivalents of $19.5 million, while reducing our debt. As of December 31, 2025, we had cash and cash equivalents totaling $211.7 million and $190.0 million of borrowing availability under the 2022 Revolving Credit Facility, which we believe positions us well to continue investing in our future growth and profitability.
Hiring and retention of employees
In order to efficiently and effectively provide services to our clients, we must be able to quickly hire, train and retain employees. We offer our employees competitive wages with annual increases and also invest in their well-being. Our employee benefits and employee engagement costs may vary from period to period based on employee participation. We seek to retain sufficient employees to serve our clients’ increasing business needs and position ourselves for growth. We believe our focus on employee culture leads to lower employee attrition levels. Apart from driving our high client satisfaction and retention metrics, lower employee attrition leads to lower hiring and training costs and higher employee productivity. The voluntary attrition rate for employees who were employed by TaskUs for more than 180 days was 26.6% for the year ended December 31, 2025.
Key Components of Our Results of Operations
Service Revenue
We derive revenues from the following three service offerings:
•Digital Customer Experience: Principally consists of omnichannel customer care services, primarily delivered through digital (non-voice) channels. Also included in this offering are learning experience and sales and customer acquisition services.
•Trust & Safety: Principally consists of monitoring, reviewing and managing user and advertiser-generated content on online platforms to ensure it complies with community guidelines, legal regulations and platform specific policies. Also included in this offering are our services for risk management, compliance, identity management and fraud.
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
Results of Operations
Comparison of the Years Ended December 31, 2025 and 2024
The following table sets forth certain historical consolidated financial information for the years ended December 31, 2025 and 2024:

	Year ended December 31,		Period over Period Change
(in thousands)	2025	2024	($)	(%)
Service revenue	$1,183,547	$994,985	$188,562	19.0%
Operating expenses:
Cost of services	736,361	602,898	133,463	22.1%
Selling, general, and administrative expense	244,888	239,585	5,303	2.2%
Depreciation	41,164	40,223	941	2.3%
Amortization of intangible assets	19,983	19,935	48	0.2%
Loss (gain) on disposal of assets	525	(80)	605	NM
Total operating expenses	1,042,921	902,561	140,360	15.6%
Operating income	140,626	92,424	48,202	52.2%
Other income, net	(14,433)	(3,306)	(11,127)	336.6%
Financing expenses	18,385	21,549	(3,164)	(14.7)%
Income before income taxes	136,674	74,181	62,493	84.2%
Provision for income taxes	34,399	28,311	6,088	21.5%
Net income	$102,275	$45,870	$56,405	123.0%
NM = not meaningful

Service revenue
Service revenue by service offering
The following table presents the breakdown of our service revenue by service offering for each period:

	Year ended December 31,		Period over Period Change
(in thousands)	2025	2024	($)	(%)
Digital Customer Experience	$661,899	$611,837	$50,062	8.2%
Trust & Safety	307,430	248,041	59,389	23.9%
AI Services	214,218	135,107	79,111	58.6%
Service revenue	$1,183,547	$994,985	$188,562	19.0%
Digital Customer Experience was primarily driven by an increase from existing clients, including Technology, Healthcare and Financial Services, partially offset by a decrease in On Demand Travel + Transportation. The remaining increase was primarily driven by new clients in Retail + E-Commerce and Technology.
Trust & Safety was primarily driven by an increase from existing clients, primarily in Social Media, partially offset by a decrease in On Demand Travel + Transportation.
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
The following table presents the breakdown of our service revenue by geographical location, based on where the services are provided:

	Year ended December 31,		Period over Period Change
(in thousands)	2025	2024	($)	(%)
Philippines	$638,042	$563,032	$75,010	13.3%
United States	132,058	117,773	14,285	12.1%
India	153,766	123,804	29,962	24.2%
Rest of World	259,681	190,376	69,305	36.4%
Service revenue	$1,183,547	$994,985	$188,562	19.0%
Philippines: AI Services contributed 6.3% of the total increase primarily driven by clients in Social Media and On Demand Travel + Transportation. Digital Customer Experience contributed 5.1% of the total increase primarily driven by clients in Technology, Financial Services and Healthcare, partially offset by clients in Retail + E-Commerce and On Demand Travel + Transportation. Trust & Safety contributed 1.9% of the total increase primarily driven by clients in Social Media, partially offset by clients in Financial Services.
United States: AI Services contributed 22.0% of the total increase driven by clients in Social Media and On Demand Travel + Transportation. Trust & Safety contributed 1.5% of the total increase primarily driven by clients in Social Media. Digital Customer Experience reduced 11.4% of the total increase primarily driven by clients in Technology, On Demand Travel + Transportation, Financial Services and Healthcare.
India: Digital Customer Experience contributed 22.9% of the total increase primarily driven by clients in On Demand Travel + Transportation, Retail + E-Commerce, Healthcare, Technology and Professional Services + Industry, partially offset by clients in Financial Services. AI Services contributed 7.6% of the total increase primarily driven by clients in Social Media. Trust & Safety reduced 6.3% of the total increase primarily driven by clients in Social Media and On Demand Travel + Transportation.
Rest of World: Trust & Safety contributed 28.6% of the total increase primarily driven by clients in Social Media and Financial Services. AI Services contributed 4.4% of the total increase primarily driven by clients in Social Media and Entertainment + Gaming. Digital Customer Experience contributed 3.4% of the total increase primarily driven by clients in Technology, Financial Services and Professional Services + Industry, partially offset by clients in On Demand Travel + Transportation and Retail + E-Commerce. Growth in the Rest of World was driven by Latin America and Europe.

Operating expenses
Cost of services
The increase was primarily driven by higher personnel costs of $108.2 million associated with increased headcount and facilities costs associated with site expansion. The remaining increase includes employee engagement and transportation costs. These increases were partially offset by realized gains on cash flow hedges of $4.1 million.
Selling, general, and administrative expense
The increase was primarily driven by transaction costs of $11.9 million and operational efficiency costs of $2.4 million. The remaining increase includes higher employee and client engagement expenses. These increases were partially offset by a reduction of litigation costs of $15.4 million and personnel costs of $1.0 million, including a $11.0 million reduction in stock-based compensation expense.
Loss (gain) on disposal of assets
The change was primarily driven by the write-off of software due to the determination that it would no longer be used in our operations or provide future economic benefit.
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
Provision for income taxes
Our effective tax rate for the years ended December 31, 2025 and 2024 was 25.2% and 38.2%, respectively. Costs related to the issuance of stock-based compensation, litigation costs, transaction costs, severance and operational efficiency costs within the provision for income taxes calculation are adjusted for Non-GAAP purposes. If those costs are removed, the provision for income taxes would have been $43.6 million and $35.0 million and the effective tax rate would have been 23.9% and 26.4% for the years ended December 31, 2025 and December 31, 2024, respectively.
Revenue by Top Clients
The table below sets forth the percentage of our total service revenue derived from our largest clients for the years ended December 31, 2025 and 2024:

	Year ended December 31,
	2025	2024
Top ten clients	58%	56%
Top twenty clients	71%	68%
For the years ended December 31, 2025 and 2024, we generated 26% and 22%, respectively, of our service revenue from our largest client.
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

Key Operational Metrics
We regularly monitor the below operating metrics in order to measure our current performance and estimate our future performance:

	Year ended December 31,
	2025	2024
Headcount (approx. at period end)	65,500	59,000
Net revenue retention rate(1)	113%	102%
(1)“Net revenue retention rate” is an important metric we calculate annually to measure the retention and growth in the use of our services by our existing clients. Our net revenue retention rate as of a given fiscal year is calculated using a measurement period consisting of the two consecutive fiscal years ending with and including the most recent applicable fiscal year. Next, we define our “base cohort” as the population of clients that were using our services during the entire 12-month period of the first year of the measurement period. Net revenue retention rate is calculated as the quotient obtained by dividing (a) the revenue generated by the base cohort in the second year of measurement by (b) the revenue generated by the base cohort in the first year of measurement.
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

The following table reconciles net income, the most directly comparable GAAP measure, to Adjusted Net Income for the years ended December 31, 2025 and 2024:

	Year ended December 31,		Period over Period Change
(in thousands, except %)	2025	2024	($)	(%)
Net income	$102,275	$45,870	$56,405	123.0%
Amortization of intangible assets	19,983	19,935	48	0.2%
Transaction costs(1)	11,899	—	11,899	100.0%
Operational efficiency costs(2)	2,383	—	2,383	100.0%
Foreign currency losses(3)	(8,029)	1,302	(9,331)	NM
Loss (gain) on disposal of assets	525	(80)	605	NM
Severance costs(4)	1,515	487	1,028	211.1%
Litigation costs(5)	—	15,423	(15,423)	(100.0)%
Stock-based compensation expense(6)	30,404	42,391	(11,987)	(28.3)%
Tax impacts of adjustments(7)	(9,246)	(6,644)	(2,602)	39.2%
Adjusted Net Income	$151,709	$118,684	$33,025	27.8%
Net Income Margin(8)	8.6%	4.6%
Adjusted Net Income Margin(8)	12.8%	11.9%
NM = not meaningful
(1) Represents non-recurring professional service fees related to the take-private transaction that have been expensed during the period.
(2) Represents professional service fees related to certain efforts to enhance efficiency of client delivery and operations support.
(3) Represents the effect of fair market value changes of forward contracts not designated as hedging instruments and remeasurement of U.S. dollar-denominated accounts to foreign currency.
(4) Represents severance payments as a result of certain cost optimization measures we undertook during the period to restructure support roles.
(5) Represents only those litigation costs that are considered non-recurring and outside of the ordinary course of business.
(6) Represents stock-based compensation expense, as well as associated payroll tax.
(7) Represents tax impacts of adjustments to net income which resulted in a tax benefit during the period, including stock-based compensation, transaction costs, operational efficiency costs, litigation costs and severance. After these adjustments, we applied a non-GAAP effective tax rate of 23.9% and 26.4% for the year ended December 31, 2025 and 2024, respectively, to non-GAAP income before income taxes.
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
The following table reconciles GAAP diluted EPS, the most directly comparable GAAP measure, to Adjusted EPS for the years ended December 31, 2025 and 2024:

	Year ended December 31,
	2025	2024
GAAP diluted EPS	$1.10	$0.50
Per share adjustments to net income(1)	0.53	0.79
Adjusted EPS	$1.63	$1.29

Weighted-average common stock outstanding – diluted	93,025,189	92,304,270
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
The following table reconciles net income, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the years ended December 31, 2025 and 2024:

	Year ended December 31,		Period over Period Change
(in thousands, except %)	2025	2024	($)	(%)
Net income	$102,275	$45,870	$56,405	123.0%
Provision for income taxes	34,399	28,311	6,088	21.5%
Financing expenses	18,385	21,549	(3,164)	(14.7)%
Depreciation	41,164	40,223	941	2.3%
Amortization of intangible assets	19,983	19,935	48	0.2%
EBITDA	216,206	155,888	60,318	38.7%
Transaction costs(1)	11,899	—	11,899	100.0%
Operational efficiency costs(2)	2,383	—	2,383	100.0%
Foreign currency losses(3)	(8,029)	1,302	(9,331)	NM
Loss (gain) on disposal of assets	525	(80)	605	NM
Severance costs(4)	1,515	487	1,028	211.1%
Litigation costs(5)	—	15,423	(15,423)	(100.0)%
Stock-based compensation expense(6)	30,404	42,391	(11,987)	(28.3)%
Interest income(7)	(5,829)	(5,544)	(285)	5.1%
Adjusted EBITDA	$249,074	$209,867	$39,207	18.7%
Net Income Margin(8)	8.6%	4.6%
Adjusted EBITDA Margin(8)	21.0%	21.1%
NM = not meaningful
(1) Represents non-recurring professional service fees related to the take-private transaction that have been expensed during the period.
(2) Represents professional service fees related to certain efforts to enhance efficiency of client delivery and operations support.
(3) Represents the effect of fair market value changes of forward contracts not designated as hedging instruments and remeasurement of U.S. dollar-denominated accounts to foreign currency.
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
The following table reconciles net cash provided by operating activities, the most directly comparable GAAP measure, to Free Cash Flow for the years ended December 31, 2025 and 2024:

	Year ended December 31,
	2025	2024
Net cash provided by operating activities	$137,215	$138,888
Purchase of property and equipment	(63,500)	(39,104)
Free Cash Flow	$73,715	$99,784
Conversion of Adjusted EBITDA to Free Cash Flow(1)	29.6%	47.5%
(1) Conversion of Adjusted EBITDA to Free Cash Flow represents Free Cash Flow divided by Adjusted EBITDA.
Liquidity and Capital Resources
As of December 31, 2025, our principal sources of liquidity were cash and cash equivalents totaling $211.7 million, which were held for working capital purposes, as well as the available balance of our 2022 Credit Facilities, described further below. Historically, we have made investments in supporting the growth of our business, which were enabled in part by our positive cash flows from operations during these periods. We expect to continue to make similar investments in the future.
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

On December 6, 2024, the Company announced a one-year extension of its share repurchase authorization, extending the previously authorized $200.0 million authorization through December 31, 2025. The share repurchase program was initially announced in September 2022 for up to $100.0 million of shares of our Class A common stock and capacity was increased to a total authorization of $200.0 million of shares of our Class A common stock (exclusive of any commissions, fees or excise taxes) in May 2023. During the year ended December 31, 2025, we repurchased 2,112,247 shares of our Class A common stock under the share repurchase program for $27.7 million, which we funded principally with available cash. The share repurchase program expired in accordance with its scheduled terms on December 31, 2025.
Additionally, on February 25, 2026, the Board of Directors declared a special cash dividend of $3.65 per share, or approximately $333.0 million in the aggregate, payable on March 25, 2026. The Company intends to fund the dividend and the repayment of existing debt obligations using proceeds from a refinancing of its credit facilities and cash on the Company’s balance sheet.
Indebtedness
As of December 31, 2025, our total indebtedness, net of debt financing fees was $241.4 million.
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
The 2022 Revolving Credit Facility provides us with access to a $15.0 million letter of credit facility and a $15.0 million swing line facility, each of which, to the extent used, reduces borrowing availability under the 2022 Revolving Credit Facility. The 2022 Revolving Credit Facility terminates on September 7, 2027. As of December 31, 2025, we had no balance outstanding and $190.0 million of borrowing availability under the 2022 Revolving Credit Facility.
Borrowings under the 2022 Credit Agreement, with the exception of swing line borrowings, bear interest, at our option, either at (i) an adjusted Term Secured Overnight Financing Rate (“SOFR rate”) plus a margin of 2.25% per annum, subject to a SOFR rate floor of 0.00% or (ii) an alternative base rate plus a margin of 1.25% per annum, subject to an alternative base rate floor of 1.00%. Any borrowings under the swing line will be subject to the base rate. The 2022 Revolving Credit Facility also requires a commitment fee of 0.40% per annum of undrawn commitments to be paid quarterly in arrears. We have elected to pay interest on borrowings under the 2022 Term Loan Facility based on the SOFR rate. The interest rate in effect for the 2022 Term Loan Facility as of December 31, 2025 was 6.022% per annum.
The 2022 Credit Agreement contains a financial covenant requiring compliance with a maximum total net leverage ratio and certain other covenants, including, among other things, covenants restricting additional borrowings, investments (including acquisitions) and distributions. We were in compliance with all debt covenants as of December 31, 2025. Substantially all assets of our direct wholly owned subsidiary TU MidCo, Inc., its wholly owned subsidiary TU BidCo, Inc. and its material wholly owned domestic subsidiaries are pledged as collateral under the 2022 Credit Agreement, subject to certain customary exceptions.
See Note 8, “Long-Term Debt” in the Notes to Consolidated Financial Statements included in this Annual Report for additional information regarding our debt.

Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated:

	Year ended December 31,
(in thousands)	2025	2024
Net cash provided by operating activities	$137,215	$138,888
Net cash used in investing activities	(63,500)	(39,104)
Net cash used in financing activities	(44,212)	(25,176)
Operating Activities
Net cash provided by operating activities for the year ended December 31, 2025 was $137.2 million compared to net cash provided by operating activities of $138.9 million for the year ended December 31, 2024. Net cash provided by operating activities for the year ended December 31, 2025 reflects net income of $102.3 million, as well as the add back for non-cash charges totaling $85.8 million, primarily driven by $29.7 million in stock-based compensation expense, $41.5 million of depreciation and $20.0 million of amortization of intangible assets, partially offset by deferred taxes of $7.5 million. These changes were partially offset by changes in operating assets and liabilities of $50.9 million. Net cash provided by operating activities for the year ended December 31, 2024 reflects net income of $45.9 million, as well as the add back for non-cash charges totaling $90.9 million, primarily driven by $41.8 million in stock-based compensation expense, $40.2 million of depreciation and $19.9 million of amortization of intangible assets, partially offset by deferred taxes of $10.9 million. These changes were partially offset by changes in operating assets and liabilities of $2.1 million.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2025 was $63.5 million compared to net cash used in investing activities of $39.1 million for the year ended December 31, 2024. The increase was primarily due to higher site build-out costs as well as purchases of technology and computers to support revenue growth.
Financing Activities
Net cash used in financing activities for the year ended December 31, 2025 was $44.2 million compared to net cash used in financing activities of $25.2 million for the year ended December 31, 2024. The increase was due primarily to the additional shares acquired under our share repurchase program, higher payments on long-term debt and increased payments for taxes related to net share settlement, partially offset by higher proceeds from employee stock plans.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2025:

	Payments Due by Period
(in thousands)	Total	Current	Noncurrent
Long-term debt obligations	$241,988	$21,938	$220,050
Operating lease obligations	63,098	22,418	40,680
Technology solution obligations	35,394	18,187	17,207
Total	$340,480	$62,543	$277,937
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
JOBS Act Accounting Election
We qualify as an emerging growth company pursuant to the provisions of the JOBS Act. The JOBS Act permits an emerging growth company like us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to use the extended transition period until we are no longer an emerging growth company or until we choose to affirmatively and irrevocably opt out of the extended transition period. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements applicable to public companies. We will lose our status as an emerging growth company on December 31, 2026, the last day of the fiscal year following the fifth anniversary of our initial public offering. As a result, we will no longer be entitled to take advantage of specified reduced reporting requirements after that date.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our activities expose us to a variety of financial risks: market risk (includes foreign currency), interest rate risk and credit risk.
Foreign Currency Risk
Our exposure to market risk arises principally from exchange rate risk. Although substantially all of our revenues are denominated in U.S. dollars, a substantial portion of our expenses were incurred and paid in the Philippine peso, Indian rupee, Mexican peso, Colombian peso and euro in the year ended December 31, 2025. We also incur expenses in U.S. dollars, and currencies of the other countries in which we have operations. The exchange rates among the Philippine peso, Indian rupee, Mexican peso, Colombian peso, euro and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future.

The following table presents a summary of foreign currency exchange rates and changes for the periods indicated:

	Philippine Peso	Indian Rupee	Mexican Peso	Colombian Peso	Euro
Average exchange rate against the U.S. dollar
Year ended December 31, 2025	57.49	87.15	19.22	4,051.14	0.89
Year ended December 31, 2024	57.28	83.67	18.31	4,072.86	0.92
Depreciation (appreciation)	0.4%	4.2%	5.0%	(0.5)%	(3.3)%
Based on our level of operations during the year ended December 31, 2025, and excluding any forward contract arrangements that we had in place during that period, a 10% appreciation (depreciation) of each foreign currency against the U.S. dollar would have increased (decreased) our expenses incurred and paid in that foreign currency as follows:

(in thousands)	Philippine Peso	Indian Rupee	Mexican Peso	Colombian Peso	Euro
10% appreciation	$47,586	$13,934	$4,353	$10,745	$8,252
10% depreciation	$(38,934)	$(11,401)	$(3,562)	$(8,792)	$(6,752)
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
Interest Rate Risk
Our exposure to market risk is influenced by the changes in interest rates paid on any outstanding balance on our borrowings, mainly under our 2022 Credit Facilities. All of our borrowings outstanding under the 2022 Credit Facilities as of December 31, 2025 accrue interest at SOFR plus 2.25%. Our total principal balance outstanding as of December 31, 2025 was $242.0 million. Based on the outstanding balances and interest rates under the 2022 Credit Facilities as of December 31, 2025, a hypothetical 10% increase or decrease in SOFR would cause an increase or decrease in interest expense of $0.9 million over the next 12 months.
Credit Risk
As of December 31, 2025, we had accounts receivable, net of allowance for credit losses, of $254.1 million, of which $47.2 million was owed by one of our clients. Collectively, this client represented 19% of our gross accounts receivable as of December 31, 2025.

Item 8. Financial Statements and Supplementary Data
TASKUS, INC.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
TaskUs, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of TaskUs, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
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
Los Angeles, California
March 5, 2026

TASKUS, INC.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$211,676	$192,166
Accounts receivable, net of allowance for credit losses of $911 and $1,299, respectively	254,053	198,996
Income tax receivable	524	912
Prepaid expenses and other current assets	42,994	43,278
Total current assets	509,247	435,352
Noncurrent assets:
Property and equipment, net	95,426	66,775
Operating lease right-of-use assets	53,167	47,334
Deferred tax assets	12,366	8,431
Intangibles	153,490	172,525
Goodwill	219,533	216,791
Other noncurrent assets	7,536	6,090
Total noncurrent assets	541,518	517,946
Total assets	$1,050,765	$953,298
Liabilities and Shareholders’ Equity
Liabilities:
Current liabilities:
Accounts payable and accrued liabilities	$45,242	$53,403
Accrued payroll and employee-related liabilities	64,549	54,160
Current portion of debt	21,559	14,809
Current portion of operating lease liabilities	19,284	16,087
Current portion of income tax payable	9,354	9,839
Deferred revenue	3,273	3,727
Total current liabilities	163,261	152,025
Noncurrent liabilities:
Income tax payable	9,752	6,496
Long-term debt	219,798	241,357
Operating lease liabilities	37,086	32,946
Accrued payroll and employee-related liabilities	6,575	6,425
Deferred tax liabilities	14,304	17,046
Other noncurrent liabilities	—	84
Total noncurrent liabilities	287,515	304,354
Total liabilities	450,776	456,379
Commitments and Contingencies (See Note 10)
Shareholders’ equity:
Class A common stock, $0.01 par value. Authorized 2,500,000,000; 50,899,239 issued and 35,463,015 outstanding and 33,215,441 issued and 19,891,464 outstanding, respectively	509	332
Class B convertible common stock, $0.01 par value. Authorized 250,000,000; 55,032,694 and 70,032,694 shares issued and outstanding, respectively	550	700
Additional paid-in capital	754,773	726,917
Retained earnings (Accumulated deficit)	58,161	(44,114)
Accumulated other comprehensive loss	(24,695)	(25,389)
Treasury stock, at cost with 15,436,224 and 13,323,977 shares, respectively	(189,309)	(161,527)
Total shareholders’ equity	599,989	496,919
Total liabilities and shareholders’ equity	$1,050,765	$953,298
See accompanying notes to consolidated financial statements.

TASKUS, INC.
Consolidated Statements of Income
(in thousands, except share and per share data)

	Year ended December 31,
	2025	2024	2023
Service revenue	$1,183,547	$994,985	$924,365
Operating expenses:
Cost of services	736,361	602,898	538,745
Selling, general, and administrative expense	244,888	239,585	228,523
Depreciation	41,164	40,223	40,391
Amortization of intangible assets	19,983	19,935	20,346
Loss (gain) on disposal of assets	525	(80)	1,322
Total operating expenses	1,042,921	902,561	829,327
Operating income	140,626	92,424	95,038
Other income, net	(14,433)	(3,306)	(1,711)
Financing expenses	18,385	21,549	21,717
Income before income taxes	136,674	74,181	75,032
Provision for income taxes	34,399	28,311	29,342
Net income	$102,275	$45,870	$45,690
Net income per common share:
Basic	$1.14	$0.52	$0.49
Diluted	$1.10	$0.50	$0.48
Weighted-average number of common shares outstanding:
Basic	90,026,126	88,912,835	93,938,931
Diluted	93,025,189	92,304,270	96,173,071
See accompanying notes to consolidated financial statements.

TASKUS, INC.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year ended December 31,
	2025	2024	2023
Net income	$102,275	$45,870	$45,690
Unrealized gain (loss) on derivative contracts, net	1,985	(3,333)	—
Retirement benefit reserves, net	1,222	(551)	790
Foreign currency translation adjustment	(2,513)	(11,954)	306
Comprehensive income	$102,969	$30,032	$46,786
See accompanying notes to consolidated financial statements.

TASKUS, INC.
Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)

	Capital stock and additional paid-in capital					Retained earnings (Accumulated deficit)	Accumulated other comprehensive loss			Total shareholders’ equity
	Class A common stock		Class B convertible common stock		Additional paid-in capital			Treasury stock
	Shares	Amount	Shares	Amount				Shares	Amount
Balance as of December 31, 2022	29,257,651	$293	70,032,694	$700	$631,908	$(135,674)	$(10,647)	1,649,931	$(30,967)	$455,613
Issuance of common stock for settlement of equity awards	1,453,010	13	—	—	618	—	—	—	—	631
Shares withheld related to net share settlement	(188,091)	(1)	—	—	(2,168)	—	—	—	—	(2,169)
Repurchase of common stock	—	—	—	—	—	—	—	10,146,692	(112,909)	(112,909)
Stock-based compensation expense	—	—	—	—	52,759	—	—	—	—	52,759
Net income	—	—	—	—	—	45,690	—	—	—	45,690
Other comprehensive income	—	—	—	—	—	—	1,096	—	—	1,096
Balance as of December 31, 2023	30,522,570	$305	70,032,694	$700	$683,117	$(89,984)	$(9,551)	11,796,623	$(143,876)	$440,711
Issuance of common stock for settlement of equity awards	3,008,312	30	—	—	6,231	—	—	—	—	6,261
Shares withheld related to net share settlement	(315,441)	(3)	—	—	(4,252)	—	—	—	—	(4,255)
Repurchase of common stock	—	—	—	—	—	—	—	1,527,354	(17,651)	(17,651)
Stock-based compensation expense	—	—	—	—	41,821	—	—	—	—	41,821
Net income	—	—	—	—	—	45,870	—	—	—	45,870
Other comprehensive loss	—	—	—	—	—	—	(15,838)	—	—	(15,838)
Balance as of December 31, 2024	33,215,441	$332	70,032,694	$700	$726,917	$(44,114)	$(25,389)	13,323,977	$(161,527)	$496,919
Issuance of common stock for settlement of equity awards	3,382,721	33	—	—	8,555	—	—	—	—	8,588
Shares withheld related to net share settlement	(698,923)	(6)	—	—	(10,358)	—	—	—	—	(10,364)
Conversion from Class B to Class A Common Stock	15,000,000	150	(15,000,000)	(150)	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	—	2,112,247	(27,782)	(27,782)
Stock-based compensation expense	—	—	—	—	29,659	—	—	—	—	29,659
Net income	—	—	—	—	—	102,275	—	—	—	102,275
Other comprehensive income	—	—	—	—	—	—	694	—	—	694
Balance as of December 31, 2025	50,899,239	$509	55,032,694	$550	$754,773	$58,161	$(24,695)	15,436,224	$(189,309)	$599,989
See accompanying notes to consolidated financial statements.

TASKUS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$102,275	$45,870	$45,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	41,526	40,223	40,391
Amortization of intangibles	19,983	19,935	20,346
Amortization of debt financing fees	596	596	596
Loss (gain) on disposal of assets	525	(80)	1,322
Provision (benefit) for credit losses	1,016	(15)	103
Unrealized foreign exchange losses (gains) on forward contracts	—	(689)	2,485
Deferred taxes	(7,473)	(10,889)	(7,959)
Stock-based compensation expense	29,659	41,821	52,759
Changes in operating assets and liabilities:
Accounts receivable	(55,124)	(22,758)	1,861
Prepaid expenses and other current assets	4,225	(20,949)	(2,015)
Operating lease right-of-use assets	21,050	16,109	14,314
Other noncurrent assets	(1,540)	(63)	(132)
Accounts payable and accrued liabilities	(12,785)	23,529	(9,825)
Accrued payroll and employee-related liabilities	10,510	18,251	(7,877)
Operating lease liabilities	(19,613)	(17,312)	(13,823)
Income tax payable	2,935	5,801	4,910
Deferred revenue	(469)	(347)	592
Other noncurrent liabilities	(81)	(145)	(68)
Net cash provided by operating activities	137,215	138,888	143,670
Cash flows from investing activities:
Purchase of property and equipment	(63,500)	(39,104)	(30,995)
Investment in loan receivable	—	—	(1,000)
Net cash used in investing activities	(63,500)	(39,104)	(31,995)
Cash flows from financing activities:
Payments for deferred business acquisition consideration	(150)	(144)	(1,875)
Payments on long-term debt	(15,189)	(8,438)	(3,713)
Proceeds from employee stock plans	8,588	6,261	631
Payments for taxes related to net share settlement	(9,679)	(4,255)	(2,169)
Payments for stock repurchases	(27,782)	(18,600)	(111,959)
Net cash used in financing activities	(44,212)	(25,176)	(119,085)
Increase (decrease) in cash and cash equivalents	29,503	74,608	(7,410)
Effect of exchange rate changes on cash	(9,993)	(8,218)	(806)
Cash and cash equivalents at beginning of period	192,166	125,776	133,992
Cash and cash equivalents at end of period	$211,676	$192,166	$125,776

Supplemental cash flow information:
Cash paid for interest	$17,808	$21,094	$21,557
Cash paid for taxes, net of refunds	$35,673	$34,200	$31,747
Noncash operating, investing and financing activities:
Accrued capital expenditures	$9,811	$6,024	$4,451
Loan receivable exchanged for software	$—	$—	$2,182
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
The Company delivers outsourced digital services that power the companies shaping the future. By combining specialized human talent and intelligent technology, the Company solves complex operational challenges for global category leaders within AI, autonomous vehicles, robotics, social media, financial services, healthcare, and beyond. The Company enables its clients to elevate their customer experience, protect their platforms, and grow their brands. The Company’s global, omnichannel delivery model is focused on providing its clients three key services - Digital Customer Experience, Trust & Safety and Artificial Intelligence (“AI”) Services. The Company has designed its platform to enable it to rapidly scale and benefit from its clients’ growth. Through its agile and responsive operational model, the Company delivers services from multiple delivery sites that span globally from the United States, Philippines, India and other parts of the world.
The Company’s major service offerings are described in more detail below:
•Digital Customer Experience: Principally consists of omnichannel customer care services, primarily delivered through digital (non-voice) channels. Also included in this offering are learning experience and sales and customer acquisition services.
•Trust & Safety: Principally consists of monitoring, reviewing and managing user and advertiser-generated content on online platforms to ensure it complies with community guidelines, legal regulations and platform specific policies. Also included in this offering are our services for risk management, compliance, identity management and fraud.
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
(e) Concentration Risk
Most of the Company’s clients are located in the United States. Clients outside of the United States are concentrated in Europe.
For the years ended December 31, 2025, 2024 and 2023, the following client represented greater than 10% of the Company’s service revenue:

	Year ended December 31,
Customer	2025	2024	2023
A	26%	22%	19%
For the years ended December 31, 2025 and 2024, the following clients represented greater than 10% of the Company’s accounts receivable:

Customer	December 31, 2025	December 31, 2024
A	19%	19%
B	Less than 10%	11%
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

The Company has various leases for office spaces under operating lease agreements which have a range of periods remaining from one to five years, and often include a renewal option for an additional term. Lease terms include the base, non-cancelable lease term, and any options to extend or terminate the lease when it is reasonably certain at commencement that the Company will exercise such options.
Right-of-use (“ROU”) lease assets represent the Company’s right to use an underlying asset for the lease term and may include any advance lease payments made. ROU lease liabilities represent the Company’s obligation to make lease payments arising from the contractual terms of the lease. ROU lease assets and lease liabilities are recognized at the commencement of the lease and are calculated using the present value of lease payments over the lease term. Typically, lease agreements do not provide sufficient detail to arrive at an implicit interest rate. Therefore, the Company uses its estimated incremental borrowing rates (“IBR”) based on information available at the commencement date of the lease to calculate the present value of the lease payments. In estimating its IBR, the Company considers it credit rating, the lease term, the currency of the lease payments and market rates of comparable collateralized borrowings for similar terms.
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
(h) Translation of Non-U.S. Currency Amounts
The Company is subject to foreign currency exposure due to its principal operations being located in the Philippines and operations in various other international locations. Assets and liabilities of non-U.S. subsidiaries whose functional currency is not the U.S. dollar are translated into U.S. dollars at fiscal year-end exchange rates. Revenue and expense items are translated at weighted average foreign currency exchange rates prevailing during the fiscal year. Translation adjustments are included in other comprehensive income (loss). Realized and unrealized gains and losses arising from foreign currency transactions are recognized in other expense (income), net. For the years ended December 31, 2025, 2024 and 2023, realized and unrealized foreign currency losses (gains) were $(8.0) million, $(4.0) million and $0.5 million, respectively, recognized in other expense (income), net.
(i) Cash and Cash Equivalents
Cash and cash equivalents consist of cash on deposit with banks and highly liquid investments with maturities of 90 days or less from the date of purchase. For the years ended December 31, 2025, 2024 and 2023, interest income was $5.8 million, $5.5 million and $1.6 million, respectively, recognized in other expense (income), net.
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
(l) Derivative Instruments and Hedging Activities
ASC Topic 815, Derivatives and Hedging, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires measurement of all derivative instruments at fair value, recognized as assets (prepaid expenses and other) or liabilities (accounts payable and accrued liabilities) on the consolidated balance sheets. The cash flow effects of all of the Company’s derivative instruments are reflected in operating activities on the consolidated statements of cash flows.
The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so, the type of hedge.

Cash Flow Hedges
The Company performs an assessment, on the designation date and on an ongoing basis, to determine whether cash flow hedges are expected to be highly effective at offsetting changes in the hedged item. For the effective portion, changes in fair values of derivative instruments designated as cash flow hedges are recorded in accumulated other comprehensive loss and reclassified into earnings when the hedged transactions occur.
Derivatives Not Designated as Hedging Instruments
Changes in fair value of derivative instruments not designated as hedges are included in other expense (income), net in the consolidated statements of income.
(m) Revenue Recognition
The Company recognizes revenue from its services in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, the Company recognizes revenues for services for which control has transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services. To determine revenue recognition for arrangements that are determined to be within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies its performance obligations.
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
(n) Advertising Expense
Advertising costs are expensed as incurred and are included in selling, general, and administrative expense in the consolidated statements of income. Advertising expense for the years ended December 31, 2025, 2024 and 2023 was $1.4 million, $1.7 million and $1.6 million, respectively.

(o) Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and amortization and any impairment in value. The cost of an asset comprises its purchase price and costs directly attributable to bringing the asset to working condition for its intended use. Expenditures for additions, major improvements, and renewals are capitalized, while expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is computed on the straight-line basis over the estimated useful life of the Company’s assets, generally three to five years or, for leasehold improvements, the estimated useful life or the remaining term of the lease, whichever is shorter. Construction in process represents property under construction and is stated at cost, including costs of construction and other direct costs, which is not depreciated until such time that the assets are completed and available for use. Fully depreciated assets are retained in the accounts until they are no longer in use and no further depreciation is recognized. An item of property and equipment, including the related accumulated depreciation and amortization and any impairment losses, is derecognized upon disposal or when no future economic benefits are expected to arise from the continued use of the asset. Any gain or loss arising on derecognition of the asset (calculated as the difference between the net disposal proceeds and the carrying amount of the item) is included in profit or loss in the period the item is derecognized.
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
The Company reviews goodwill for impairment annually on October 1, or more frequently when events or circumstances indicate goodwill may be impaired. Management may initially assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the estimated fair value of a reporting unit is less than its carrying amount (“Step 0”). If determined that it is more-likely-than-not the estimated fair value of a reporting unit is less than its carrying amount, a quantitative assessment is performed (“Step 1”). Under ASC Topic 350 Intangibles—Goodwill and Other, entities have an unconditional option to bypass the qualitative assessment described in the preceding sentences for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. We have determined that we have a single reporting unit. We consider our market capitalization (calculated as total common shares outstanding multiplied by the common equity price per share), as adjusted for a control premium factor, as necessary, to represent fair value. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered to be impaired. If the carrying amount of the reporting unit exceeds its fair value, an impairment charge is recorded in an amount equal to that excess, but not more than the carrying value of goodwill.

(r) Prepaid Expenses and Other Assets
Prepaid expenses and other current assets consists primarily of receivables from insurance, VAT and goods and services taxes, prepayments for software and implementation costs capitalized for hosting arrangements, advances to suppliers, refundable security deposits and forward contracts.
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
(t) Share-based Compensation
The Company accounts for its stock-based awards in accordance with ASC Topic 718, Compensation - Stock Compensation (“ASC 718”). For equity awards total compensation cost is based on the grant date fair value. For liability awards, total compensation cost is based on the fair value of the award on the date the award is granted and is remeasured at each reporting date until settlement.
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
(u) Employee Benefits
Defined benefit plans
The Company has certain defined benefit plans that provide eligible employees with retirement income based primarily on years of service and compensation during specific periods. Expense recognized for the years ended December 31, 2025, 2024 and 2023 was $2.5 million, $1.9 million and $1.7 million, respectively. The net obligations under our benefit plans as of December 31, 2025 and 2024 were $6.8 million and $6.5 million, respectively, nearly all of which is noncurrent.
The retirement benefit reserve, which represents the cumulative amount of remeasurement of the defined benefit liability arising from actuarial gains and losses due to experience and demographic assumptions, is included in accumulated other comprehensive loss.
Defined contribution plans
The Company has certain defined contribution plans, including a 401(k) retirement plan in the U.S., whereby contributions made by eligible employees may be matched by the Company with certain limitations. Employer matching contributions recognized in expense for the years ended December 31, 2025, 2024 and 2023 was $3.4 million, $2.9 million and $3.5 million, respectively.
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
The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining whether the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than likely of being realized and effectively settled. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments, and that may not accurately forecast actual outcomes. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as additional income taxes.
(y) Recent Accounting Pronouncements
The Company currently qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Accordingly, the Company is provided the option to adopt new or revised accounting guidance either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies. The Company has elected to adopt new or revised accounting guidance within the same time period as private companies. The Company will lose its status as an emerging growth company on December 31, 2026, the last day of the fiscal year following the fifth anniversary of its initial public offering. As a result, the Company will no longer be entitled to take advantage of specified reduced reporting requirements after that date.
Recently adopted accounting pronouncements
There were no new accounting pronouncements adopted during the year ended December 31, 2025, that had a material impact on the Company’s consolidated financial statements.
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
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. This standard establishes authoritative guidance for the recognition, measurement, and presentation of government grants received by business entities. The amendments require that a government grant not be recognized until (1) it is probable that the entity will comply with the conditions attached to the grant and (2) the grant will be received. The amendment also requires that a grant related to an asset be recognized on the balance sheet as a business entity incurs the related costs for which the grant is intended to compensate, either as deferred income or an adjustment to the carrying amount of the asset. This ASU will be effective for the Company for fiscal years beginning after December 15, 2028, and interim periods within those years, consistent with the timeline for public business entities since the Company will lose emerging growth company status. Early adoption is permitted. This ASU will be applied using either a modified prospective, modified retrospective, or retrospective approach. The Company is currently reviewing this ASU.
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
The Company recognized compensation expense related to the contingent earn-out payments within selling, general, and administrative expenses of $7.9 million for the year ended December 31, 2023. The Company paid $18.3 million related to the contingent earn-out during the year ended December 31, 2023, which is included in net cash provided by operating activities. The second earn-out period expired as of April 30, 2024, with no additional amount paid.
The Company paid $0.2 million, $0.1 million and $1.9 million related to holdback cash consideration during the years ended December 31, 2025, 2024 and 2023, respectively, which is included in payments for deferred business acquisition consideration. All holdback consideration has been paid as of December 31, 2025.
4. Revenue from Contracts with Customers
Disaggregation of Revenue
The Company’s revenues are derived from contracts with customers related to business outsourcing services that it provides. The following table presents the breakdown of the Company’s revenues by service offering:

	Year ended December 31,
(in thousands)	2025	2024	2023
Digital Customer Experience	$661,899	$611,837	$605,943
Trust & Safety	307,430	248,041	186,742
AI Services	214,218	135,107	131,680
Service revenue	$1,183,547	$994,985	$924,365

The majority of the Company’s revenues are derived from contracts with customers who are located in the United States. However, the Company delivers its services from geographies outside of the United States. The following table presents the breakdown of the Company’s revenues by geographical location, based on where the services are provided from:

	Year ended December 31,
(in thousands)	2025	2024	2023
Philippines	$638,042	$563,032	$511,298
United States	132,058	117,773	148,708
India	153,766	123,804	115,777
Rest of World	259,681	190,376	148,582
Service revenue	$1,183,547	$994,985	$924,365
Contract Balances
Accounts receivable, net of allowance for credit losses includes $122.4 million and $92.7 million of unbilled revenues as of December 31, 2025 and 2024, respectively.

Activity in the Company’s allowance for doubtful accounts consisted of the following:

	Year ended December 31,
(in thousands)	2025	2024	2023
Balance, beginning of year	$1,299	$1,978	$3,422
Provision for credit losses	1,016	(15)	103
Uncollectible receivables written-off	(1,404)	(664)	(1,547)
Balance, end of year	$911	$1,299	$1,978
5. Forward Contracts
The Company transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency exchange rate risk. During 2025 and 2024, the Company entered into foreign currency exchange rate forward contracts, with six commercial banks as the counterparties, with maturities of generally 12 months or less, to reduce the volatility of cash flows, primarily related to forecasted costs denominated in Philippine pesos, Indian rupees, Mexican pesos, Colombian pesos and euros. In addition, the Company utilizes foreign currency exchange rate contracts to mitigate foreign currency exchange rate risk associated with foreign currency-denominated assets and liabilities, primarily intercompany balances. The Company does not use foreign currency exchange rate contracts for trading purposes.
Cash Flow Hedges
The following table presents the Company's realized gains associated with our cash flow hedges reclassified from accumulated other comprehensive loss ("AOCL") to earnings:

	Year ended December 31,
(in thousands)	2025	2024	2023
Cost of services	$(4,093)	$—	$—
Selling, general, and administrative expense	(640)	—	—
Depreciation expense	(361)	—	—
Total amount reclassified from AOCL	$(5,094)	$—	$—

The following table presents the Company's settled forward contracts designated as cash flow hedges:

	Year ended December 31,
(in thousands)	2025	2024	2023
Notional amount of settled forward contracts in Philippine pesos	$190,670	$—	$—
Notional amount of settled forward contracts in Indian rupees	55,263	—	—
Notional amount of settled forward contracts in Mexican pesos	17,869	—	—
Notional amount of settled forward contracts in Colombian pesos	45,653	—	—
Notional amount of settled forward contracts in euros	6,822	—	—
Total notional amount of settled forward contracts designated as cash flow hedges	$316,277	$—	$—
The following table presents the Company's outstanding forward contracts designated as cash flow hedges:

	Year ended December 31,
(in thousands)	2025	2024	2023
Notional amount of outstanding forward contracts in Philippine pesos	$168,959	$152,803	$—
Notional amount of outstanding forward contracts in Indian rupees	56,806	41,819	—
Notional amount of outstanding forward contracts in Mexican pesos	16,065	14,380	—
Notional amount of outstanding forward contracts in Colombian pesos	41,961	35,141	—
Notional amount of outstanding forward contracts in euros	20,641	—	—
Total notional amount of outstanding forward contracts designated as cash flow hedges	$304,432	$244,143	$—
All cash flow hedges were determined to be highly effective, with no component of any gain or loss excluded from the assessment of hedge effectiveness, for the periods presented. Net unrealized losses (gains) on cash flow hedges for the years ended December 31, 2025 and 2024 was $7.6 million and $4.2 million, respectively. As of December 31, 2025, the net accumulated loss on our foreign currency cash flow hedges expected to be reclassed from accumulated other comprehensive loss into earnings within the next 12 months was $1.8 million. See Note 15, “Accumulated Other Comprehensive Loss” for additional information regarding changes in accumulated other comprehensive loss.
Derivatives Not Designated as Hedging Instruments
The following table presents the Company’s settled and outstanding forward contracts and realized and unrealized losses (gains) associated with derivative contracts not designated as hedging instruments:

	Year ended December 31,
(in thousands)	2025	2024	2023
Notional amount of settled forward contracts in Philippine pesos	$—	$169,029	$221,014
Notional amount of settled forward contracts in Indian rupees	—	45,193	30,950
Total notional amount of settled forward contracts	$—	$214,222	$251,964
Realized losses (gains) from settlement of forward contracts	$—	$5,956	$(2,577)

Notional amount of outstanding forward contracts in Philippine pesos	$—	$—	$169,029
Notional amount of outstanding forward contracts in Indian rupees	—	—	45,193
Total notional amount of outstanding forward contracts	$—	$—	$214,222
Unrealized foreign exchange losses (gains) on forward contracts	$—	$(689)	$2,485
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
For financial statement presentation purposes, the Company does not offset assets and liabilities under master netting arrangements. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2025 and 2024 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	December 31, 2025
	Fair value measurements using			Total Gross Fair Value	Effect of Master Netting Arrangements	Net Amounts
(in thousands)	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets
Money market funds	$121,293	$—	$—	$121,293	$—	$121,293
Derivatives designated as hedging instruments:
Forward contracts receivable	$—	$2,317	$—	$2,317	$(2,097)	$220
Liabilities
Derivatives designated as hedging instruments:
Forward contracts payable	$—	$4,075	$—	$4,075	$(2,097)	$1,978

	December 31, 2024
	Fair value measurements using			Total Gross Fair Value	Effect of Master Netting Arrangements	Net Amounts
(in thousands)	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets
Money market funds	$60,346	$—	$—	$60,346	$—	$60,346
Derivatives designated as hedging instruments:
Forward contracts receivable	$—	$2	$—	$2	$(2)	$—
Liabilities
Derivatives designated as hedging instruments:
Forward contracts payable	$—	$4,221	$—	$4,221	$(2)	$4,219
The Company’s derivatives are carried at fair value using various pricing models that incorporate observable market inputs, such as interest rate yield curves and currency rates, which are Level 2 inputs. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the counterparty or by the Company.
6. Property and Equipment, net
The components of Property and equipment, net at December 31, 2025 and 2024 were as follows:

(in thousands)	December 31, 2025	December 31, 2024
Leasehold improvements	$106,515	$76,171
Technology and computers	127,227	115,816
Furniture and fixtures	13,224	8,480
Construction in process	9,681	5,476
Other property and equipment	24,443	16,260
Property and equipment, gross	281,090	222,203
Accumulated depreciation	(185,664)	(155,428)
Property and equipment, net	$95,426	$66,775

The Company’s principal operations are in the Philippines where the majority of property and equipment resides under its wholly owned subsidiaries. The table below presents the Company’s total property and equipment by geographic location as of December 31, 2025 and 2024:

(in thousands)	December 31, 2025	December 31, 2024
Philippines	$34,205	$22,888
United States	6,620	7,116
India	24,549	11,830
Colombia	18,667	12,950
Rest of World	11,385	11,991
Property and equipment, net	$95,426	$66,775
During the years ended December 31, 2025, 2024 and 2023, no impairment charges were recorded.
7. Goodwill and Intangibles
The changes in the carrying amount of goodwill during the period were as follows:

(in thousands)
Balance as of December 31, 2023	$218,108
Foreign currency translation	(1,317)
Balance as of December 31, 2024	216,791
Foreign currency translation	2,742
Balance as of December 31, 2025	$219,533
As of October 1, 2025, 2024 and 2023, the Company opted to bypass the qualitative assessment under Step 0 and proceeded directly to performing a quantitative goodwill impairment test under Step 1. Based on the quantitative assessments for the years ended December 31, 2025, 2024 and 2023, the Company determined that the carrying value of the reporting unit did not exceed its fair value and no impairment charges were recorded.
Intangible assets consisted of the following as of December 31, 2025 and 2024:

		December 31, 2025			December 31, 2024
(in thousands)	Weighted-Average Years Remaining	Intangibles, Gross	Accumulated Amortization	Intangibles, Net	Intangibles, Gross	Accumulated Amortization	Intangibles, Net
Customer relationships	7.7	$252,607	$(120,765)	$131,842	$251,245	$(103,162)	$148,083
Trade name	7.7	41,900	(20,252)	21,648	41,900	(17,458)	24,442
Other intangibles	0.0	105	(105)	—	158	(158)	—
Total	7.7	$294,612	$(141,122)	$153,490	$293,303	$(120,778)	$172,525
During the years ended December 31, 2025, 2024 and 2023, no impairment charges were recorded.
Future amortization expense for intangible assets subject to amortization was:

(in thousands)
2026	$20,027
2027	20,027
2028	20,027
2029	20,027
2030	20,027
Thereafter	53,355
Total	$153,490

8. Long-Term Debt
The balances of current and non-current portions of debt consist of the following as of December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
(in thousands)	Current	Noncurrent	Total	Current	Noncurrent	Total
Term Loan	$21,938	$220,050	$241,988	$15,188	$241,988	$257,176
Less: Debt financing fees	(379)	(252)	(631)	(379)	(631)	(1,010)
Total	$21,559	$219,798	$241,357	$14,809	$241,357	$256,166
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
The 2022 Revolving Credit Facility provides the Company with access to a $15.0 million letter of credit facility and a $15.0 million swing line facility, each of which, to the extent used, reduces borrowing availability under the 2022 Revolving Credit Facility. The 2022 Revolving Credit Facility terminates on September 7, 2027. As of December 31, 2025, we had no balance outstanding and $190.0 million of borrowing available under the 2022 Revolving Credit Facility.
Borrowings under the 2022 Credit Agreement, with the exception of swing line borrowings, bear interest, at our option, either at (i) an adjusted Term Secured Overnight Financing Rate (“SOFR rate”) plus a margin of 2.25% per annum, subject to a SOFR rate floor of 0.00% or (ii) an alternative base rate plus a margin of 1.25% per annum, subject to an alternative base rate floor of 1.00%, Any borrowings under the swing line will be subject to the base rate. The 2022 Revolving Credit Facility also requires a commitment fee of 0.40% per annum of undrawn commitments to be paid quarterly in arrears. We have elected to pay interest on borrowings under the 2022 Term Loan Facility based on the SOFR rate. The interest rate in effect for the 2022 Term Loan Facility as of December 31, 2025 was 6.022% per annum. Due to its variable interest rates, the carrying amount of debt approximates fair value based on the present value of future cash flows using Level 2 inputs.
The 2022 Credit Agreement contains a financial covenant requiring compliance with a maximum total net leverage ratio and certain other covenants, including, among other things, covenants restricting additional borrowings, investments (including acquisitions) and distributions. We were in compliance with all debt covenants as of December 31, 2025. Substantially all assets of our direct wholly owned subsidiary TU MidCo, Inc., its wholly owned subsidiary TU BidCo, Inc. and its material wholly owned domestic subsidiaries are pledged as collateral under the 2022 Credit Agreement, subject to certain customary exceptions.
Principal maturities of the outstanding debt as of December 31, 2025 are as follows:

(in thousands)
2026	$21,938
2027	220,050
Total	$241,988

9. Leases
The following table presents operating lease costs recorded to cost of service:

	Year ended December 31,
(in thousands)	2025	2024	2023
Operating lease costs - Cost of services	$25,306	$19,177	$17,314
Operating lease costs recorded to selling, general, and administrative expense were immaterial during the years ended December 31, 2025, 2024, and 2023.
The following table presents the weighted average remaining lease term and weighted average discount rate for the Company's operating leases as of December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
Weighted average remaining lease term	3.3 years	3.5 years
Weighted average discount rate	7.0%	6.6%
The following table presents supplemental cash flow information related to the Company's operating leases:

(in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Cash paid for amounts included in the measurement of operating lease liabilities	$23,289	$19,733	$16,825
ROU assets obtained in exchange for operating lease liabilities	24,806	24,023	18,938
The future lease payments on the Company’s operating lease liabilities as of December 31, 2025 were as follows:

(in thousands)
2026	$22,418
2027	17,196
2028	12,405
2029	9,241
2030	1,741
Thereafter	97
Total lease payments	63,098
Less: interest	(6,728)
Total lease liabilities	$56,370
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

On February 23, 2022, a purported class action lawsuit captioned Lozada v. TaskUs, Inc. et al. (No. 22-cv-1479-JPC), was filed in the United States District Court for the Southern District of New York against the Company, our Chief Executive Officer, our President, and our Chief Financial Officer. The complaint alleged that the registration statement filed in connection with the Company’s initial public offering (“IPO”) and the Company’s second and third quarter 2021 earnings calls contained materially false and misleading information in violation of the federal securities laws. On October 20, 2022, the court entered an order appointing Humberto Lozada as lead plaintiff in the lawsuit. On December 16, 2022, lead plaintiff filed an amended complaint, alleging additional misstatements in certain of the Company’s 2021 earnings releases filed on Form 8-K and at an investor conference, and asserting additional securities claims, including against members of TaskUs’s Board of Directors as well as BCP FC Aggregator L.P. The complaint sought unspecified damages and an award of costs and expenses, including reasonable attorneys’ fees, as well as equitable relief. On February 17, 2023, TaskUs and the other named defendants filed a motion to dismiss. On October 16, 2023, the plaintiffs voluntarily dismissed with prejudice certain claims based on certain theories of liability. On February 24, 2025, the Company entered into a Stipulation and Agreement of Settlement (the “Settlement Agreement”), which the Court preliminarily approved on June 13, 2025. A settlement hearing took place on October 16, 2025. On December 4, 2025, the Court granted final approval of the settlement and entered a judgment pursuant to the settlement. The Settlement Agreement includes a combined payment by defendants of $17.5 million, inclusive of plaintiffs’ attorneys’ fees and expenses, and a full and complete release of all claims. The Company's insurance retention and policies fully funded the settlement amount in July 2025. The defendants entered into the Settlement Agreement solely to eliminate the burden, expense, uncertainty, and risk of further litigation and have denied, and continue to deny, any and all allegations of liability or wrongdoing.
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
On May 27, 2025, a purported class action captioned Nelson Estrada, individually and on behalf of all others similarly situated v. TaskUs, Inc., was filed in the United States District Court for the Southern District of New York against the Company. An amended complaint was filed on September 16, 2025 that added additional plaintiffs Allen Joo, Tiba Parsa, Tim Reynolds, and Craig Burson. The amended complaint alleges that plaintiffs’ data was implicated in a Coinbase data breach announced on May 14, 2025, that the breach involved TaskUs employees providing overseas support services to Coinbase who improperly accessed information related to his account, and that a subset of the plaintiffs had cryptocurrency assets stolen in ways that they allege was related to the breach. The amended complaint asserts claims for negligence, negligent hiring/supervision, conversion, fraud, breach of implied contract, unjust enrichment, declaratory and injunctive relief, violation of the unfair and deceptive trade law statutes of various states, and violation of the California Consumer Privacy Act. Plaintiff seeks to certify a class of all persons in the United States whose personally identifiable information was compromised in the Coinbase data breach, as well as a similarly defined California sub-class, and a sub-class of individuals whose cryptocurrency assets were stolen by those who received personally identifiable information as a result of the breach. Plaintiffs request damages, pre- and post-judgment interest, attorneys’ fees, and any other relief allowable under law. On October 30, 2025, the Company filed a motion to dismiss the amended complaint, which is currently pending. The Company is unable to predict, with a reasonable degree of certainty, the likely outcome of this litigation.

On October 24, 2025, an amended complaint was filed in the consolidated proceedings captioned In re Coinbase Customer Data Security Breach Litigation in the United States District Court for the Southern District of New York. This action contains multiple proceedings that were originally filed against Coinbase and were subsequently consolidated into a single multi-district litigation. The amended complaint named the Company as a defendant, in addition to Coinbase Global, Inc., Coinbase, Inc., and ten “John Doe” defendants to represent currently unknown other entities, and alleged that plaintiffs’ data was implicated in a Coinbase data breach announced on May 14, 2025 and that the breach involved TaskUs employees providing overseas support services to Coinbase who improperly accessed information related to his account. The amended complaint asserted claims against both the Company and Coinbase for negligence, gross negligence, breach of implied contract, unjust enrichment, violations of the statutes of various states that require timely notice be provided following a data breach, and violations of the consumer protection statutes of various states. The amended complaint also brought claims for breach of fiduciary duty and declaratory judgment that are directed at Coinbase. Plaintiffs sought to certify a class of all persons in the United States whose personally identifiable information was compromised in the Coinbase data breach, as well as similarly defined sub-classes for California, Colorado, Maine, Massachusetts, New York, South Carolina, Texas, Washington, and Wisconsin. Plaintiffs requested damages, pre- and post-judgment interest, attorneys’ fees, and any other relief allowable under law. On January 15, 2026, a Consolidated Class Action Complaint was filed, removing TaskUs as a defendant. Accordingly, no claims against the Company remain in this litigation.
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
2021 Omnibus Incentive Plan
On June 10, 2021, the Company adopted the 2021 Omnibus Incentive Plan (the “2021 Plan” and, together with the 2019 Plan, the “Incentive Plans”), which provides for the issuance of non-qualified stock options, incentive stock options, stock appreciation rights (“SARs”), restricted shares of Class A common stock, restricted stock units (“RSUs”), or other equity-based or cash-based awards. The stock options are subject to service-based vesting conditions and generally vest quarterly or annually over three to four years and expire 10 years from the date of the grant. The RSUs are typically subject to service-based vesting conditions and generally vest in quarterly or annual installments over two to four years. As of December 31, 2025, the total number of shares available for future grants under the 2021 Plan was 6,154,841, subject to automatic annual evergreen increases.

Employee Stock Purchase Plan
The Company adopted the TaskUs, Inc. 2022 Employee Stock Purchase Plan (the “ESPP”) on June 14, 2022. Under the ESPP, eligible employees may purchase a limited number of shares of our Class A common stock at the lesser of 85% of the market value on the enrollment date or 85% of the market value on the purchase date. As of December 31, 2025, no shares were issued through the ESPP. As of December 31, 2025, the total number of shares available for issuance under the ESPP was 5,000,000.
Stock Options
The following table summarizes the stock option activity for the year ended December 31, 2025:

	Number of options	Weighted-average exercise price	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2025	4,846,497	$18.58	6.4	$17,505
Granted	—	$—
Exercised	(1,204,184)	$7.13
Forfeited, cancelled or expired	(42,325)	$37.81
Outstanding at December 31, 2025	3,599,988	$22.19	5.7	$3,040
Vested and exercisable at December 31, 2025	3,276,634	$22.28	5.6	$3,040
Vested and exercisable at December 31, 2025 and expected to vest thereafter	3,599,988	$22.19	5.7	$3,040
There were no stock options granted during the years ended December 31, 2025 and 2024. The weighted-average grant-date fair value of options granted during the year ended December 31, 2023 was $8.85. The total pre-tax intrinsic value of the options exercised during the years ended December 31, 2025, 2024, and 2023 was $11.5 million, $12.6 million, and $1.3 million respectively.
Options granted to employees contain service conditions that affect vesting. The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of stock options with service conditions with the following assumptions:

Year ended December 31,
2023
Dividend yield (%)	0%
Expected volatility (%)	36-45%
Risk-free interest rate (%)	3.6-4.2%
Expected term (years)	5.5-6.5
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
•Expected term: Estimated based on the simplified method as the Company does not have adequate historical data.

RSUs
The following table summarizes the RSU activity for the year ended December 31, 2025:

	Number of RSUs	Weighted-average grant date fair value
Outstanding at January 1, 2025	4,309,358	$17.50
Granted	1,861,817	$13.37
Released	(2,098,537)	$20.30
Cancelled	(501,959)	$15.63
Unvested and Outstanding at December 31, 2025	3,570,679	$13.96
The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2024 and December 31, 2023 was $12.66 and $16.66, respectively. The total pre-tax intrinsic value of the RSUs released during the years ended December 31, 2025, 2024, and 2023 was $31.0 million, $23.9 million, and $15.4 million, respectively.
Performance Stock Units (“PSUs”)
The following table summarizes the PSU activity for the year ended December 31, 2025:

	Number of PSUs	Weighted-average grant date fair value
Outstanding at January 1, 2025	3,693,417	$4.67
Granted	396,198	$13.15
Released	(80,000)	$11.92
Cancelled	(3,373,417)	$4.02
Unvested and Outstanding at December 31, 2025(1)	636,198	$12.51
(1)    Includes PSUs for which the performance period has ended, but remain subject to formal certification and approval by the Compensation Committee of the Board of Directors on December 31, 2025. Upon formal certification of performance targets in the first quarter of 2026, 74,914 PSUs were released and 50,795 PSUs were cancelled.
The total pre-tax intrinsic value of the PSUs released during the year ended December 31, 2025 was $1.3 million. There were no PSUs released during the years ended December 31, 2024 and 2023.
The Company granted 396,198 PSUs during 2025, which vest contingently over three years subject to continued service and the achievement of certain Revenue and Adjusted EBITDA targets (performance conditions).
The Company granted 320,000 PSUs during 2024 with a weighted-average grant date fair value of $11.58. The majority of which vest contingently in annual installments over three years subject to continued service and the achievement of certain stock price CAGR targets (market conditions). The remaining PSUs vest contingently over three years subject to continued service and the achievement of certain New Business Annual Contract Value targets (performance conditions).
The grant date fair value of the PSUs with market conditions granted during 2024 were estimated using the Monte Carlo simulation method with the following assumptions:

Dividend yield (%)	0%
Expected volatility (%)	75%
Risk-free interest rate (%)	4.7%-5.1%
The Company granted 3,307,060 PSUs in June 2021, which vest contingently in annual installments over four years subject to continued service and the achievement of certain enterprise value compound annual growth rate ("CAGR") targets (market conditions). The Company granted 66,357 PSUs in August 2021, which vest contingently in four years subject to continued service and the achievement of certain market capitalization CAGR targets (market conditions). None of these PSUs met their performance targets and all were cancelled during 2025.

Stock-Based Compensation Expense
The following table summarizes the components of stock-based compensation expense recognized in the Company’s consolidated statements of income for the periods presented:

	Year ended December 31,
(in thousands)	2025	2024	2023
Cost of services	$1,061	$2,182	$3,269
Selling, general, and administrative expense	28,598	39,639	49,490
Total	$29,659	$41,821	$52,759
For the year ended December 31, 2025, there was $0.2 million, $17.6 million and $0.8 million of unrecognized compensation expense related to the Company’s unvested stock options, RSUs and PSUs, respectively, that is expected to be recognized over a weighted-average period of 0.2 years, 1.4 years and 1.3 years. Certain PSUs contain performance conditions, which may result in a different amount of expense recognized over the term of the awards.
The tax benefits recognized in the consolidated statements of income for stock-based compensation expense, including the impact of exercises and releases, were $3.6 million, $0.5 million, and $0.8 million for the years ended December 31, 2025, 2024, and 2023, respectively.
12. Income Taxes
The components of income before income taxes consists of the following, for the periods indicated:

	Year ended December 31,
(in thousands)	2025	2024	2023
United States	$78,622	$33,595	$25,009
Foreign	58,052	40,586	50,023
Income before income taxes	$136,674	$74,181	$75,032
The provision for income taxes consists of the following, for the periods indicated:

	Year ended December 31,
(in thousands)	2025	2024	2023
Current:
Federal	$16,828	$16,716	$20,676
State	4,750	5,044	6,328
Foreign	20,294	17,440	10,297
Total current tax expense	41,872	39,200	37,301
Deferred:
Federal	(3,725)	(6,706)	(8,377)
State	(821)	(386)	(1,060)
Foreign	(2,927)	(3,797)	1,478
Total deferred tax benefit	(7,473)	(10,889)	(7,959)
Total provision for income taxes	$34,399	$28,311	$29,342

The following table presents the tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of the dates indicated:

(in thousands)	December 31, 2025	December 31, 2024
Deferred Tax Assets
Accruals	$4,853	$8,317
Allowances and reserves	209	307
Intercompany payable	2,539	2,139
State taxes	645	810
Stock-based compensation expense	7,468	7,720
Deferred revenue	740	840
Operating lease liabilities	6,733	1,698
Fixed assets	10,872	7,254
Section 267 - Intercompany Payable	4,283	3,757
Other capitalized costs	3,679	3,147
Other	1,174	1,620
Gross deferred tax assets	43,195	37,609
Valuation allowance	(907)	—
Total deferred tax assets	$42,288	$37,609
Deferred Tax Liabilities
Intangibles	(36,312)	(40,604)
Operating lease right-of-use assets	(5,570)	(1,644)
Unrealized foreign exchange gain/loss	(762)	147
Other	(1,582)	(4,123)
Total deferred tax liabilities	$(44,226)	$(46,224)
Net deferred tax liabilities	$(1,938)	$(8,615)
The Company assessed the available positive and negative evidence to estimate whether it was more likely than not that some portion, or all, of the deferred tax assets would be realized. Based on the level of historical taxable income and projections for future taxable income over the periods during which the Company’s deferred tax assets are deductible, management believes that it is more likely than not that the Company will realize the benefits of its deductible temporary differences and carry forwards, net of the existing valuation allowances as of December 31, 2025.
As of December 31, 2025, federal net operating loss carryforwards of subsidiaries in the Philippines and United Kingdom amounted to $0.8 million. Our United Kingdom net operating loss can be carried forward for an indefinite period. Our net operating losses in the Philippines can be carried forward until 2028. As of December 31, 2025, our U.S. federal foreign tax credit of $0.2 million will expire between 2031 and 2035.

The following is a reconciliation stated as a percentage of pretax income of the U.S. federal statutory income tax rate (21%) to the Company’s effective tax rate:

	Year ended December 31,
	2025	2024	2023
Federal tax rate	21%	21%	21%
State taxes, net of federal benefit	2	4	4
Nondeductible officers’ compensation	2	4	6
Global Intangible Low Tax Income (GILTI)	3	5	12
Foreign Derived Intangible Income (FDII)	(2)	(3)	(2)
Return to accrual adjustment	—	4	1
Nondeductible litigation costs	—	4	—
Stock-based compensation expense	(1)	—	7
Foreign jurisdiction income tax holiday	—	—	(2)
Foreign tax credit	(3)	(4)	(10)
Foreign tax rate differential	—	—	(4)
Tax credits	—	(1)	(1)
Reserves for tax contingencies	2	2	4
Earn-out consideration	—	—	2
Other adjustments	1	2	1
Effective tax rate	25%	38%	39%
The Company operates under tax holidays in the Philippines, which were effective through December 31, 2025, and may be extended for certain sites, if certain additional requirements are satisfied. The tax holidays are conditional upon the Company meeting certain employment and investment thresholds. The impact of these tax holidays decreased foreign taxes by $4.3 million, $3.2 million and $5.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. The benefit of the tax holidays on net income per share (diluted) was $0.05, $0.03 and $0.05 for the years ended December 31, 2025, 2024 and 2023, respectively.
As of December 31, 2025, unremitted earnings of the subsidiaries outside of the U.S. were approximately $418.6 million, which the Company has not made a provision for U.S. or additional foreign withholding taxes and state taxes. The Company’s practice and intention are to indefinitely reinvest these earnings outside the U.S. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation.
Members of the Organisation for Economic Co-operation and Development (the “OECD”) have agreed in principle to a global minimum tax of 15% of reported profits (“Pillar Two”). The OECD have published model rules on Pillar Two. Many countries have now incorporated Pillar Two model rule concepts into their domestic laws. On January 5, 2026, the OECD/G20 announced the Side-by-Side (“SbS”) package, implemented as administrative guidance and modifying the operation of Pillar Two rules. The package introduces simplifications and new safe harbors for U.S. and other multinational companies where domestic and international tax systems meet robust requirements to coexist with Pillar Two which would fully exempt U.S.-parented groups from the application of two of the three Pillar Two top up taxes. We continue to review the impact of Pillar Two in light of legislative changes in multiple countries. For the year ended December 31, 2025, the impact of Pillar Two rules on the effective tax rate of the Company was immaterial. Pursuant to introduction of SbS package, we anticipate that Pillar Two rules will not have any material impact on the tax expense of the Company for future years.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA permanently extends certain elements of the Tax Cuts and Jobs Act of 2017, revises international tax frameworks, and reinstates favorable tax treatment for certain business-related items. The Company has evaluated the provisions of the OBBBA and concluded that its enactment did not have a material impact on its consolidated financial statements or results of operations for the year ended December 31, 2025.

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

	Year ended December 31,
(in thousands)	2025	2024
Uncertain tax benefit balance as of beginning of period	$6,039	$4,229
Gross increases (decreases) - tax positions for current period	2,181	2,021
Gross increases (decreases) - tax position in prior periods	502	(211)
Uncertain tax benefit balance as of end of period	$8,722	$6,039
As of December 31, 2025, the Company had approximately $8.7 million of unrecognized tax benefits that if recognized would affect the effective income tax rate. The Company estimates no material changes to its uncertain tax positions within the next 12 months.
The Company recognizes interest and penalties related to uncertain tax positions as components of provision for income taxes. As of December 31, 2025, the Company accrued interest and penalties of $0.5 million and $0.1 million, respectively.
The Company files income tax returns in US federal and state jurisdictions, as well as the foreign jurisdictions it operates in, including the Philippines, Canada, India, Greece, Mexico, Taiwan, the United Kingdom, Ireland, Colombia, Japan, Malaysia, Poland, Romania, Croatia, Serbia, Egypt and South Africa. As of December 31, 2025, the tax years 2020 to 2024 are subject to examination by tax authorities.
13. Shareholders’ Equity
Conversion from Class B to Class A Common Stock
On May 23, 2025, the Co-Founders and Blackstone converted 15,000,000 shares of Class B common stock to Class A common stock.
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
Dividend Rights—Subject to any preferential rights of any then outstanding preferred stock, all shares of our common stock are entitled to share equally, on a per share basis, in any dividends our Board of Directors may declare from legally available sources; provided, however, that in the event a dividend is paid in the form of shares of Class A common stock or Class B common stock, then holders of Class A common stock shall be entitled to receive shares of Class A common stock and holders of Class B common stock shall be entitled to receive shares of Class B common stock. The Company has no current plans to pay regular dividends on our common stock. Any decision to declare and pay dividends in the future will be made at the sole discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant. Because we are a holding company and have no direct operations, we will only be able to pay dividends from funds we receive from our subsidiaries. In addition, our ability to pay dividends is limited by covenants in our existing indebtedness and may be limited by the agreements governing any indebtedness we or our subsidiaries may incur in the future.
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
The following table summarizes the computation of basic and diluted earnings per share for the years ended December 31, 2025, 2024 and 2023:

	Year ended December 31,
(in thousands, except share and per share data)	2025	2024	2023
Numerator:
Net income available to common shareholders	$102,275	$45,870	$45,690
Denominator:
Weighted-average common shares outstanding - basic	90,026,126	88,912,835	93,938,931
Effect of dilutive securities	2,999,063	3,391,435	2,234,140
Weighted-average common shares outstanding - diluted	93,025,189	92,304,270	96,173,071
Net income per common share:
Basic	$1.14	$0.52	$0.49
Diluted	$1.10	$0.50	$0.48
The Company excluded 3,149,523, 3,296,636 and 5,719,465 potential common stock equivalents from the computation of diluted EPS for the years ended December 31, 2025, 2024, and 2023, respectively, because the effect would have been anti-dilutive. As of December 31, 2025, 2024, and 2023, there were 561,288, 3,408,972 and 4,296,539 potential common stock equivalents outstanding, respectively, with market or performance conditions which were not met at the relevant date, that were excluded from the calculation of diluted EPS.
15. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consisted of the following:

(in thousands)	Foreign Currency Translation Adjustments	Retirement Benefit Reserves	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of December 31, 2023	$(9,705)	$154	$—	$(9,551)
Other comprehensive loss before reclassifications	(11,954)	(727)	(4,219)	(16,900)
Income tax effects	—	243	886	1,129
Amounts reclassified from accumulated other comprehensive loss	—	(96)	—	(96)
Income tax effects	—	29	—	29
Other comprehensive loss	(11,954)	(551)	(3,333)	(15,838)
Balance as of December 31, 2024	(21,659)	(397)	(3,333)	(25,389)
Other comprehensive income (loss) before reclassifications	(2,513)	1,816	7,555	6,858
Income tax effects	—	(517)	(1,461)	(1,978)
Amounts reclassified from accumulated other comprehensive loss	—	(108)	(5,094)	(5,202)
Income tax effects	—	31	985	1,016
Other comprehensive income (loss)	(2,513)	1,222	1,985	694
Balance as of December 31, 2025	$(24,172)	$825	$(1,348)	$(24,695)

16. Segment Information
The following table presents the significant expenses for the Company’s single segment:

	Year ended December 31,
	2025	2024	2023
Operating expenses:
Personnel costs (Cost of services)(1)	$615,236	$505,448	$457,937
Operating costs (Selling, general, and administrative expense)(2)	201,283	183,970	170,517
Stock-based compensation expense(3)	30,404	42,391	53,179
Non-operating costs (Selling, general, and administrative expense)(4)	14,282	15,423	8,108
Other (Cost of services)(5)	120,044	95,251	77,527
Depreciation	41,164	40,223	40,391
Amortization of intangible assets	19,983	19,935	20,346
Loss (gain) on disposal of assets	525	(80)	1,322
Total operating expenses	$1,042,921	$902,561	$829,327
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
(4)    Includes operational efficiency costs and transaction costs in 2025, certain litigation costs that are considered non-recurring and outside of the ordinary course of business in 2024 and professional service fees related to non-recurring transactions in 2023.
(5)    Represents other costs that can be directly attributed to delivery of services, including the costs for sites and technology, recruiting, professional development and employee engagement.
17. Subsequent Events
On February 25, 2026, the Board of Directors declared a special cash dividend of $3.65 per share, payable on March 25, 2026 (the “Special Dividend”). The Special Dividend, estimated to be approximately $333.0 million in the aggregate, will be funded by proceeds of the New Credit Facilities (as defined below) and cash on the Company’s balance sheet.
To finance the Special Dividend and address its upcoming 2027 debt maturities, the Company has secured commitments for a comprehensive refinancing of its existing credit facility, which refinancing includes a $500.0 million term loan facility and $100.0 million revolving credit facility (together, the “New Credit Facilities”), each maturing in March 2031. Borrowings under the New Credit Facilities will bear interest, at the Company’s option, at a rate equal to Term SOFR (with a floor of 0.00%) plus 2.75%, or an alternate base rate (with a floor of 1.00%) plus 1.75%.

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
The Company’s management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2025. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Management's Annual Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s management has evaluated the effectiveness of its internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
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
Item 9B. Other Information
Rule 10b5-1 Trading Arrangements
On November 21, 2025, Claudia Walsh, our General Counsel and Corporate Secretary, adopted a Rule 10b5-1 trading arrangement (the “Walsh 10b5-1 Plan”), which provides for the potential sale of up to 40,000 shares of the Company’s Class A Common Stock (subject to reduction for any shares withheld to satisfy tax withholding obligations). The Walsh 10b5-1 Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and unless otherwise terminated pursuant to its terms, provides for sales from March 16, 2026 to August 1, 2026 or an earlier date on which all shares thereunder are sold.
On December 15, 2025, Stephan Daoust, our Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement (the “Daoust 10b5-1 Plan”), which provides for the potential sale of up to 356,209 shares of the Company’s Class A Common Stock, including shares obtained from the exercise of vested stock options and the vesting of restricted stock units (subject to reduction for (i) any shares withheld to satisfy tax withholding obligations and (ii) any shares sold under Mr. Daoust’s 10b5-1 trading arrangement dated November 25, 2024 (the “Prior Daoust 10b5-1 Plan”) between the entry into the Daoust 10b5-1 Plan on December 15, 2025 and the expiration of the Prior Daoust 10b5-1 Plan on February 28, 2026). The Daoust 10b5-1 Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and unless otherwise terminated pursuant to its terms, provides for sales from March 16, 2026 to December 31, 2026 or an earlier date on which all shares thereunder are sold.

On December 15, 2025, Balaji Sekar, our Chief Financial Officer, modified his Rule 10b5-1 trading arrangement (the “Sekar 10b5-1 Plan”), originally adopted on November 23, 2025, which, as modified, provides for the potential sale of up to 205,008 shares of the Company’s Class A Common Stock, including shares obtained from the vesting of restricted stock units (subject to reduction for any shares withheld to satisfy tax withholding obligations). The Sekar 10b5-1 Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and unless otherwise terminated pursuant to its terms, provides for sales from March 16, 2026 to January 10, 2027 or an earlier date on which all shares thereunder are sold.
On December 15, 2025, Jarrod Johnson, our Chief Customer Officer, adopted a Rule 10b5-1 trading arrangement (the “Johnson 10b5-1 Plan”), which provides for the potential sale of up to 44,233 shares of the Company’s Class A Common Stock, including shares obtained from the vesting of restricted stock units (subject to reduction for (i) any shares withheld to satisfy tax withholding obligations and (ii) any shares sold under Mr. Johnson’s 10b5-1 trading arrangement dated September 15, 2025 (the “Prior Johnson 10b5-1 Plan”) between the entry into the Johnson 10b5-1 Plan on December 15, 2025 and the expiration of the Prior Johnson 10b5-1 Plan on March 31, 2026). The Johnson 10b5-1 Plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and unless otherwise terminated pursuant to its terms, provides for sales from April 1, 2026 to September 30, 2026 or an earlier date on which all shares thereunder are sold.
Compensation Updates
On March 3, 2026, as part of its annual review, after considering benchmark data, diversifying the current mix of compensation components and other relevant information, with the objectives of rewarding the creation of long-term value and encouraging employee retention, the Company’s Compensation Committee approved certain compensation updates for its executive officers, including the following changes for the Company’s named executive officers:
•Bryce Maddock, the Company’s Chief Executive Officer, will receive an annual base salary of $1.0 million (increased from $50,000), with an effective date of January 1, 2026, will be eligible for a target bonus of 100% of base salary (increased from no target bonus), and will receive a long-term equity incentive grant valued at $5.5 million (reduced from $6.2 million in 2025), with 60% restricted stock units (“RSUs”) and 40% performance-based restricted stock units (“PSUs”), each vesting over three years.
•Jarrod Johnson, the Company’s Chief Customer Officer, will receive an annual base salary of $500,000 (increased from $400,000), with an effective date of April 15, 2026, will be eligible for a target bonus of 100% of base salary (unchanged), and will receive a long-term equity incentive grant valued at $1.0 million (reduced from $2.0 million in 2025), with 60% RSUs and 40% PSUs, each vesting over three years.
•Stephan Daoust, the Company’s Chief Operating Officer, will receive an annual base salary of $500,000 (increased from $450,000), with an effective date of April 15, 2026, will be eligible for a target bonus of 100% of base salary (increased from 60%), and will receive a long-term equity incentive grant valued at $1.0 million (reduced from $2.0 million in 2025), with 60% RSUs and 40% PSUs, each vesting over three years.
•Additionally, Mr. Johnson and Mr. Daoust are each eligible for a $1.0 million cash retention bonus, contingent upon their continued employment for a three-year retention period. Each executive may elect to receive this payment either at the conclusion of the three-year period or upfront. Upfront payments are subject to clawback if the executive voluntarily resigns or is terminated for cause. If the executive is terminated without cause or resigns for good reason, the bonus will be earned on a pro-rata basis according to their termination date.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to TaskUs’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.
Our Board has adopted a Global Code of Conduct (the “Code”) relating to the conduct of our business by all of our employees, executive officers (including our principal executive officer, principal financial officer and principal accounting officer (or persons performing similar functions)), and directors. This Code satisfies the requirement that we have a “code of conduct” under the Nasdaq and SEC rules and is available on our website at https://ir.taskus.com/corporate-governance/documents-charters. To the extent required under the listing rules and SEC rules, we intend to disclose future amendments to certain provisions of this Code, or waivers of such provisions, applicable to any of our executive officers or directors, on our website identified above.
We have adopted a securities trading policy applicable to our directors, officers, employees, and other covered persons, and have implemented processes for the company, that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the Nasdaq Stock Market LLC listing standards. Our securities trading policy is included as Exhibit 19.1 in this Annual Report on Form 10-K.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to TaskUs’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to TaskUs’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to TaskUs’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to TaskUs’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

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

10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A filed on May 6, 2021).

10.8†
Executive Employment Agreement, dated as of August 5, 2021, by and between the Company and Jarrod Johnson (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2021).

10.9†
Executive Employment Agreement, dated as of August 5, 2021, by and between the Company and Balaji Sekar (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2021).

10.10†
Form of Restricted Stock Unit Agreement under TaskUs, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2021).

10.11†	Form of Option Agreement under TaskUs, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2021).

10.12
Security Agreement, dated as of September  25, 2019, among the grantors party thereto and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed on April 12, 2021).

10.13
Support and Services Agreement, dated as of October  1, 2018, among TaskUs, Inc. (formerly known as TU TopCo, Inc.), TaskUs Holdings, Inc. (formerly known as TaskUs, Inc.), Blackstone Capital Partners VII L.P., Blackstone Capital Partners Asia L.P., and Blackstone Management Partners L.L.C. (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed on April 12, 2021).

10.14†	Form of Restricted Stock Unit Agreement under TaskUs, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2022).

10.15†	Form of Option Agreement under TaskUs, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2022).

10.16†	TaskUs, Inc. 2022 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 17, 2022).

10.17†
Form of Restricted Stock Unit Agreement under TaskUs, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2022).

10.18†	Form of Option Agreement under TaskUs, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2022).

10.19
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

10.20†	Form of Restricted Stock Unit Agreement under TaskUs, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on March 6, 2023).

10.21†	Form of Option Agreement under TaskUs, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on March 6, 2023).

10.22†
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

10.24†
Performance Stock Unit Agreement (under TaskUs, Inc. 2021 Omnibus Incentive Plan), dated June 3, 2024, between the Company and Bryce Maddock (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2024).

10.25†	Form of Performance Stock Unit Agreement under TaskUs, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed on March 6, 2025).

10.26†*	Offer of Employment, dated as of November 13, 2020, by and between the Company and Stephan Daoust.

19.1	TaskUs, Inc. Securities Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on March 8, 2024).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of KPMG LLP.

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Incentive Compensation Clawback Policy, dated as of September 6, 2023 (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on March 8, 2024).

101.INS	XBRL Instance Document– the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Date: March 5, 2026

TASKUS, INC.

By:	/s/ Bryce Maddock
Name: Bryce Maddock
Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bryce Maddock	Chief Executive Officer and Chairperson (principal executive officer)	March 5, 2026
Bryce Maddock

/s/ Jaspar Weir	President and Director	March 5, 2026
Jaspar Weir

/s/ Balaji Sekar	Chief Financial Officer (principal financial officer and principal accounting officer)	March 5, 2026
Balaji Sekar

/s/ Amit Dixit	Director	March 5, 2026
Amit Dixit

/s/ Michelle Gonzalez	Director	March 5, 2026
Michelle Gonzalez

/s/ Jill A. Greenthal	Director	March 5, 2026
Jill A. Greenthal

/s/ Susir Kumar	Director	March 5, 2026
Susir Kumar

/s/ Mukesh Mehta	Director	March 5, 2026
Mukesh Mehta

/s/ Jacqueline D. Reses	Director	March 5, 2026
Jacqueline D. Reses

/s/ Kelly Tuminelli	Director	March 5, 2026
Kelly Tuminelli