Form 10-Q
period 2026-03-31
TaskUs, Inc.
filed 2026-05-07
CIK 1829864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 1, 2026, the number of shares outstanding of the registrant’s common stock was as follows: Class A common stock, par value $0.01 per share: 36,545,511; Class B common stock, par value $0.01 per share: 55,032,694.

TASKUS, INC.
Quarterly Report on Form 10-Q
For Quarterly Period Ended March 31, 2026

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this "Quarterly Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be contained in our other reports filed under Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which involve certain known and unknown risks and uncertainties. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "could," "seeks," "predicts," "intends," "trends," "plans," "estimates," "anticipates," "position us," or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Our actual results may differ significantly from any results expressed or implied by any forward-looking statements. A summary of the principal risk factors that might cause our actual results to differ from our forward-looking statements is set forth below. The following is only a summary of the principal risks that may materially adversely affect our business, financial condition and results of operations. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report and the Company's other filings with the Securities and Exchange Commission (the "SEC"), and the more complete discussion of the risk factors we face, which are set forth under Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025 (our "Annual Report"), as filed with the SEC, as such risk factors may be further updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. Such risks and uncertainties include, but are not limited to, the following:
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
•Increased adoption and utilization of artificial intelligence (“AI”), including Generative AI and Agentic AI, by our clients or us, or our failure to appropriately incorporate AI into our operations could adversely affect our business, reputation, or financial results.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TASKUS, INC.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$152,265	$211,676
Accounts receivable, net of allowance for credit losses of $836 and $911, respectively	245,734	254,053
Income tax receivable	537	524
Prepaid expenses and other current assets	50,541	42,994
Total current assets	449,077	509,247
Noncurrent assets:
Property and equipment, net	90,416	95,426
Operating lease right-of-use assets	53,384	53,167
Deferred tax assets	12,326	12,366
Intangibles	148,340	153,490
Goodwill	219,056	219,533
Other noncurrent assets	9,033	7,536
Total noncurrent assets	532,555	541,518
Total assets	$981,632	$1,050,765
Liabilities and Shareholders’ Equity
Liabilities:
Current liabilities:
Accounts payable and accrued liabilities	$42,262	$45,242
Accrued payroll and employee-related liabilities	64,057	64,549
Current portion of debt	17,037	21,559
Current portion of operating lease liabilities	19,808	19,284
Current portion of income tax payable	16,264	9,354
Deferred revenue	3,788	3,273
Total current liabilities	163,216	163,261
Noncurrent liabilities:
Income tax payable	10,332	9,752
Long-term debt	474,540	219,798
Operating lease liabilities	36,580	37,086
Accrued payroll and employee-related liabilities	8,177	6,575
Deferred tax liabilities	13,613	14,304
Other noncurrent liabilities	209	—
Total noncurrent liabilities	543,451	287,515
Total liabilities	706,667	450,776
Commitments and Contingencies (See Note 9)
Shareholders’ equity:
Class A common stock, $0.01 par value. Authorized 2,500,000,000; 51,950,389 issued and 36,514,165 outstanding and 50,899,239 issued and 35,463,015 outstanding, respectively	520	509
Class B convertible common stock, $0.01 par value. Authorized 250,000,000; 55,032,694 and 55,032,694 shares issued and outstanding, respectively	550	550
Additional paid-in capital	748,946	754,773
Retained earnings (Accumulated deficit)	(250,295)	58,161
Accumulated other comprehensive loss	(35,447)	(24,695)
Treasury stock, at cost. 15,436,224 and 15,436,224 shares, respectively	(189,309)	(189,309)
Total shareholders’ equity	274,965	599,989
Total liabilities and shareholders’ equity	$981,632	$1,050,765
See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Income
(in thousands, except share and per share data)

	Three months ended March 31,
	2026	2025
Service revenue	$306,266	$277,792
Operating expenses:
Cost of services	197,790	171,181
Selling, general and administrative expense	58,284	57,424
Depreciation	11,029	10,003
Amortization of intangible assets	5,006	4,976
Gain on disposal of assets	(51)	(30)
Total operating expenses	272,058	243,554
Operating income	34,208	34,238
Other income, net	(7,326)	(173)
Financing expenses	5,268	4,663
Income before income taxes	36,266	29,748
Provision for income taxes	11,934	8,600
Net income	$24,332	$21,148
Net income per common share:
Basic	$0.27	$0.23
Diluted	$0.26	$0.23
Weighted-average number of common shares outstanding:
Basic	90,792,750	90,040,348
Diluted	93,094,002	93,655,539
See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	Three months ended March 31,
	2026	2025
Net income	$24,332	$21,148
Unrealized gain (loss) on derivative contracts, net	(2,184)	5,282
Retirement benefit reserves, net	(33)	(21)
Foreign currency translation adjustments	(8,535)	3,237
Comprehensive income	$13,580	$29,646
See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)

	Capital stock and additional paid-in capital					Accumulated deficit	Accumulated other comprehensive loss			Total shareholders’ equity
	Class A common stock		Class B convertible common stock		Additional paid-in capital			Treasury stock
	Shares	Amount	Shares	Amount				Shares	Amount
Balance as of December 31, 2024	33,215,441	$332	70,032,694	$700	$726,917	$(44,114)	$(25,389)	13,323,977	$(161,527)	$496,919
Issuance of common stock for settlement of equity awards	1,237,630	12	—	—	206	—	—	—	—	218
Shares withheld related to net share settlement	(376,750)	(3)	—	—	(5,111)	—	—	—	—	(5,114)
Repurchase of common stock	—	—	—	—	—	—	—	750,691	(10,107)	(10,107)
Stock-based compensation expense	—	—	—	—	8,749	—	—	—	—	8,749
Net income	—	—	—	—	—	21,148	—	—	—	21,148
Other comprehensive income	—	—	—	—	—	—	8,498	—	—	8,498
Balance as of March 31, 2025	34,076,321	$341	70,032,694	$700	$730,761	$(22,966)	$(16,891)	14,074,668	$(171,634)	$520,311

	Capital stock and additional paid-in capital					Retained earnings (Accumulated deficit)	Accumulated other comprehensive loss			Total shareholders’ equity
	Class A common stock		Class B convertible common stock		Additional paid-in capital			Treasury stock
	Shares	Amount	Shares	Amount				Shares	Amount
Balance as of December 31, 2025	50,899,239	$509	55,032,694	$550	$754,773	$58,161	$(24,695)	15,436,224	$(189,309)	$599,989
Issuance of common stock for settlement of equity awards	1,527,138	15	—	—	63	—	—	—	—	78
Shares withheld related to net share settlement	(475,988)	(4)	—	—	(4,413)	—	—	—	—	(4,417)
Stock-based compensation expense	—	—	—	—	5,210	—	—	—	—	5,210
Reclassification of liability-portion of awards	—	—	—	—	(6,687)	—	—	—	—	(6,687)
Distribution of dividends ($3.65 per share)	—	—	—	—	—	(332,788)	—	—	—	(332,788)
Net income	—	—	—	—	—	24,332	—	—	—	24,332
Other comprehensive loss	—	—	—	—	—	—	(10,752)	—	—	(10,752)
Balance as of March 31, 2026	51,950,389	$520	55,032,694	$550	$748,946	$(250,295)	$(35,447)	15,436,224	$(189,309)	$274,965

See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$24,332	$21,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,055	10,003
Amortization of intangibles	5,006	4,976
Amortization of debt financing fees	509	149
Gain on disposal of assets	(51)	(30)
Provision for credit losses	111	283
Deferred taxes	(118)	74
Stock-based compensation expense	6,571	8,749
Changes in operating assets and liabilities:
Accounts receivable	7,857	(6,657)
Prepaid expenses and other current assets	(7,713)	(5,489)
Operating lease right-of-use assets	5,619	4,668
Other noncurrent assets	(62)	(1,613)
Accounts payable and accrued liabilities	(4,242)	1,380
Accrued payroll and employee-related liabilities	(5,111)	(3,695)
Operating lease liabilities	(5,771)	(4,020)
Income tax payable	7,580	6,659
Deferred revenue	520	(228)
Other noncurrent liabilities	212	(81)
Net cash provided by operating activities	46,304	36,276
Cash flows from investing activities:
Purchase of property and equipment	(10,205)	(14,480)
Net cash used in investing activities	(10,205)	(14,480)
Cash flows from financing activities:
Proceeds from long-term debt	500,000	—
Payments on long-term debt	(241,988)	(3,375)
Payments for debt financing fees	(9,015)	—
Proceeds from employee stock plans	78	218
Payments for taxes related to net share settlement	(5,096)	(5,114)
Payments for stock repurchases	—	(9,684)
Distribution of dividends	(332,788)	—
Net cash used in financing activities	(88,809)	(17,955)
Increase (decrease) in cash and cash equivalents	(52,710)	3,841
Effect of exchange rate changes on cash	(6,701)	845
Cash and cash equivalents at beginning of period	211,676	192,166
Cash and cash equivalents at end of period	$152,265	$196,852
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
The Company delivers outsourced digital services that power the companies shaping the future. By combining specialized human talent and intelligent technology, the Company solves complex operational challenges for global category leaders within Artificial Intelligence (“AI”), autonomous vehicles, robotics, social media, financial services, healthcare, and beyond. The Company enables its clients to elevate their customer experience, protect their platforms, and grow their brands. The Company’s global, omnichannel delivery model is focused on providing its clients three key services – Digital Customer Experience, Trust & Safety and AI Services. The Company has designed its platform to enable it to rapidly scale and benefit from its clients’ growth. Through its agile and responsive operational model, the Company delivers services from multiple delivery sites that span globally from the United States, Philippines, India and other parts of the world.
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
2. Summary of Significant Accounting Policies
(a) Basis of Presentation
The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). Our Annual Report on Form 10-K for the year ended December 31, 2025 (the "Annual Report"), as filed with the Securities and Exchange Commission (the "SEC"), includes a discussion of the significant accounting policies used in the preparation of our consolidated financial statements. There have been no changes to the Company’s significant accounting policies described in the Annual Report that have had a material impact on the Company’s condensed consolidated financial statements and related notes.
These unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with US GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2025 included in the Annual Report. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2026 and its statements of income, comprehensive income and shareholders’ equity for the three months ended March 31, 2026 and 2025, and cash flows for the three months ended March 31, 2026 and 2025. The condensed consolidated balance sheet as of December 31, 2025, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

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
The following table presents the service revenue percentage and accounts receivable percentage for clients that represented greater than 10% of the Company’s service revenue:

Client	Service revenue percentage		Accounts receivable percentage
	Three months ended March 31,		March 31, 2026	December 31, 2025
	2026	2025
A	24%	26%	11%	19%
The Company’s principal operations, including the majority of its employees and the fixed assets owned by its wholly owned subsidiaries, are located in the Philippines.
(e) Dividends
On February 25, 2026, the Board of Directors declared a special cash dividend of $3.65 per share of outstanding Class A and Class B common stock (the “Special Dividend”). On March 25, 2026, the Company paid, in aggregate, $131.9 million and $200.9 million to shareholders of outstanding Class A and Class B commons stock, respectively. The Company records dividends to stockholders that are not a legal return of capital under Delaware General Corporation Law as a reduction of retained earnings or an increase in accumulated deficit.
(f) Recent Accounting Pronouncements
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

Recently adopted accounting pronouncements
In January 2026, the Company adopted ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this Update simplify the measurement of credit losses by providing a practical expedient which permits an entity, when estimating expected credit losses for current accounts receivable and contract assets, to make an election to assume that current conditions as of the balance sheet date will remain unchanged for the asset's remaining life. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expense. The amendments in this Update require (1) disclosure of employee compensation, depreciation and intangible asset amortization included in each expense caption presented on the face of the income statement within continuing operations (“relevant expense captions”); (2) certain amounts that are already required to be disclosed under current GAAP to be included in the same disclosure as the other disaggregation requirements; (3) a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; and (4) disclosure of the total amount of selling expenses and, in annual reporting periods, the Company’s definition of selling expenses. This ASU will be effective for the Company for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. This ASU should be applied either prospectively or retrospectively. The Company is currently evaluating the impact of this ASU.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This standard modernizes the accounting for internal-use software by (1) removing the previous stage-based development model, (2) requiring capitalization to begin when management commits to funding and it is probable the project will be completed, and (3) clarifying that the probability threshold is not met if significant development uncertainty exists. The amendments also supersede the separate guidance for website development costs, incorporating those requirements into the internal-use software subtopic. This ASU will be effective for the Company for fiscal years beginning after December 15, 2027, and interim periods within those years. Early adoption is permitted. This ASU may be applied on either a prospective or retrospective basis. The Company is currently evaluating the impact of this ASU.
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. This standard establishes authoritative guidance for the recognition, measurement, and presentation of government grants received by business entities. The amendments require that a government grant not be recognized until (1) it is probable that the entity will comply with the conditions attached to the grant and (2) the grant will be received. The amendment also requires that a grant related to an asset be recognized on the balance sheet as a business entity incurs the related costs for which the grant is intended to compensate, either as deferred income or an adjustment to the carrying amount of the asset. This ASU will be effective for the Company for fiscal years beginning after December 15, 2028, and interim periods within those years, consistent with the timeline for public business entities since the Company will lose emerging growth company status. Early adoption is permitted. This ASU will be applied using either a modified prospective, modified retrospective, or retrospective approach. The Company is currently evaluating the impact of this ASU.

3. Revenue from Contracts with Customers
Disaggregation of Revenue
The Company's revenues are derived from contracts with customers related to business outsourcing services that it provides. The following table presents the breakdown of the Company’s revenues by service offering:

	Three months ended March 31,
(in thousands)	2026	2025
Digital Customer Experience	$168,490	$159,862
Trust & Safety	75,835	72,407
AI Services	61,941	45,523
Service revenue	$306,266	$277,792
The majority of the Company’s revenues are derived from contracts with customers who are located in the United States. However, the Company delivers its services from geographies outside of the United States. The following table presents the breakdown of the Company’s revenues by geographical location, based on where the services are provided from:

	Three months ended March 31,
(in thousands)	2026	2025
Philippines	$160,000	$151,717
United States	41,213	33,221
India	40,178	35,428
Rest of World	64,875	57,426
Service revenue	$306,266	$277,792
Contract Balances
Accounts receivable, net of allowance for credit losses includes $125.1 million and $122.4 million of unbilled revenue as of March 31, 2026 and December 31, 2025, respectively.
4. Forward Contracts
The Company transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency exchange rate risk. During 2026 and 2025, the Company entered into foreign currency exchange rate forward contracts, with six commercial banks as the counterparties, with maturities of generally 12 months or less, to reduce the volatility of cash flows, primarily related to forecasted costs denominated in Philippine pesos, Indian rupees, Mexican pesos, Colombian pesos and euros. In addition, the Company utilizes foreign currency exchange rate contracts to mitigate foreign currency exchange rate risk associated with foreign currency-denominated assets and liabilities, primarily intercompany balances. The Company does not use foreign currency exchange rate contracts for trading purposes.
Cash Flow Hedges
The following table presents the Company's realized losses (gains) associated with our cash flow hedges reclassified from accumulated other comprehensive loss ("AOCL") to earnings:

	Three months ended March 31,
(in thousands)	2026	2025
Cost of services	$(96)	$433
Selling, general and administrative expense	220	89
Depreciation expense	(26)	26
Total amount reclassified from AOCL	$98	$548

The following table presents the Company's settled forward contracts designated as cash flow hedges:

	Three months ended March 31,
(in thousands)	2026	2025
Notional amount of settled forward contracts in Philippine pesos	$51,783	$45,935
Notional amount of settled forward contracts in Indian rupees	16,886	11,799
Notional amount of settled forward contracts in Mexican pesos	5,117	4,381
Notional amount of settled forward contracts in Colombian pesos	12,243	10,158
Notional amount of settled forward contracts in euros	7,060	—
Total notional amount of settled forward contracts designated as cash flow hedges	$93,089	$72,273
The following table presents the Company's outstanding forward contracts designated as cash flow hedges:

(in thousands)	March 31, 2026	December 31, 2025
Notional amount of outstanding forward contracts in Philippine pesos	$117,176	$168,959
Notional amount of outstanding forward contracts in Indian rupees	39,920	56,806
Notional amount of outstanding forward contracts in Mexican pesos	10,948	16,065
Notional amount of outstanding forward contracts in Colombian pesos	29,718	41,961
Notional amount of outstanding forward contracts in euros	13,714	20,641
Total notional amount of outstanding forward contracts designated as cash flow hedges	$211,476	$304,432
All cash flow hedges were determined to be highly effective, with no component of any gain or loss excluded from the assessment of hedge effectiveness, for the periods presented. Net unrealized losses on cash flow hedges for the three months ended March 31, 2026 were $2.9 million. As of March 31, 2026, the net accumulated loss on foreign currency cash flow hedges expected to be reclassified from AOCL into earnings within the next 12 months was $4.6 million. See Note 13, “Accumulated Other Comprehensive Loss” for additional information regarding changes in accumulated other comprehensive loss.
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

For financial statement presentation purposes, the Company does not offset assets and liabilities under master netting arrangements. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	March 31, 2026
	Fair value measurements using			Total Gross Fair Value	Effect of Master Netting Arrangements	Net Amounts
(in thousands)	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets
Money market funds	$45,474	$—	$—	$45,474	$—	$45,474
Derivatives designated as hedging instruments:
Forward contracts receivable	$—	$2,805	$—	$2,805	$(1,953)	$852
Liabilities
Derivatives designated as hedging instruments:
Forward contracts payable	$—	$7,411	$—	$7,411	$(1,953)	$5,458

	December 31, 2025
	Fair value measurements using			Total Gross Fair Value	Effect of Master Netting Arrangements	Net Amounts
(in thousands)	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets
Money market funds	$121,293	$—	$—	$121,293	$—	$121,293
Derivatives designated as hedging instruments:
Forward contracts receivable	$—	$2,317	$—	$2,317	$(2,097)	$220
Liabilities
Derivatives designated as hedging instruments:
Forward contracts payable	$—	$4,075	$—	$4,075	$(2,097)	$1,978
5. Property and Equipment, net
The components of property and equipment, net as of March 31, 2026 and December 31, 2025, were as follows:

(in thousands)	March 31, 2026	December 31, 2025
Leasehold improvements	$109,308	$106,515
Technology and computers	128,086	127,227
Furniture and fixtures	13,563	13,224
Construction in process	5,379	9,681
Other property and equipment	25,589	24,443
Property and equipment, gross	281,925	281,090
Accumulated depreciation	(191,509)	(185,664)
Property and equipment, net	$90,416	$95,426
The table below presents the Company’s total property and equipment by geographic location as of March 31, 2026 and December 31, 2025:

(in thousands)	March 31, 2026	December 31, 2025
Philippines	$32,743	$34,205
United States	6,071	6,620
India	23,962	24,549
Colombia	17,216	18,667
Rest of World	10,424	11,385
Property and equipment, net	$90,416	$95,426

6. Goodwill and Intangibles
The changes in the carrying amount of goodwill during the period were as follows:

(in thousands)
Balance as of December 31, 2025	$219,533
Foreign currency translation	(477)
Balance as of March 31, 2026	$219,056
Intangible assets consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
(in thousands)	Intangibles, Gross	Accumulated Amortization	Intangibles, Net	Intangibles, Gross	Accumulated Amortization	Intangibles, Net
Customer relationships	$252,369	$(124,979)	$127,390	$252,607	$(120,765)	$131,842
Trade names	41,900	(20,950)	20,950	41,900	(20,252)	21,648
Other intangibles	11	(11)	—	105	(105)	—
Total	$294,280	$(145,940)	$148,340	$294,612	$(141,122)	$153,490
7. Long-Term Debt
The balances of current and noncurrent portions of debt consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
(in thousands)	Current	Noncurrent	Total	Current	Noncurrent	Total
Term Loan	$18,750	$481,250	$500,000	$21,938	$220,050	$241,988
Less: Debt financing fees	(1,713)	(6,710)	(8,423)	(379)	(252)	(631)
Total	$17,037	$474,540	$491,577	$21,559	$219,798	$241,357
2026 Credit Agreement
On March 11, 2026, the Company entered into a credit agreement (the “2026 Credit Agreement”) with both new and existing lenders which amended and restated the 2022 Credit Agreement (described below). The 2026 Credit Agreement includes a $500.0 million term loan (the “2026 Term Loan Facility”) and a $100.0 million revolving credit facility (the “2026 Revolving Credit Facility” and, together with the 2026 Term Loan Facility, the “2026 Credit Facilities”). The proceeds of the 2026 Term Loan Facility, and cash on the Company's balance sheet, were used to repay all borrowings under the 2022 Credit facilities, pay related fees and expenses and fund a $332.8 million special cash dividend (the “Refinancing”). The Refinancing was accounted for as a debt modification for existing lenders, new debt for new lenders and an extinguishment for exiting lenders. Debt financing fees associated with the Refinancing, including amounts allocated from the 2022 Credit facilities, were $8.6 million associated with the 2026 Term Loan Facility and $2.0 million associated with the undrawn 2026 Revolving Credit Facility. The Refinancing resulted in $0.7 million of third-party costs, recorded in selling, general and administrative expense, and $0.2 million of loss on extinguishment, recorded in financing expenses, on the condensed consolidated statements of income for the three months ended March 31, 2026.
The 2026 Term Loan Facility matures on March 11, 2031, and commencing with the fiscal quarter ending September 30, 2026, requires quarterly principal payments of 1.25% of the original principal amount of the term loans through March 31, 2029, 1.875% of the original principal amount of the term loans from June 30, 2029 through March 31, 2030 and 2.50% of the original principal amount of the term loans thereafter, with the remaining principal due in a lump sum at the maturity date. Voluntary principal prepayments are permitted.
The 2026 Revolving Credit Facility provides the Company with access to a $15.0 million letter of credit facility and a $15.0 million swing line facility, each of which, to the extent used, reduces borrowing availability under the 2026 Revolving Credit Facility. The 2026 Revolving Credit Facility terminates on March 11, 2031. As of March 31, 2026, we had no balance outstanding and $100.0 million of borrowing available under the 2026 Revolving Credit Facility.

Borrowings under the 2026 Credit Agreement, with the exception of swing line borrowings, bear interest, at our option, either at (i) an adjusted Term Secured Overnight Financing Rate (“Term SOFR”) plus a margin of 2.75% per annum, subject to a Term SOFR floor of 0.00% or (ii) an alternate base rate plus a margin of 1.75% per annum, subject to an alternative base rate floor of 1.00%. Any borrowings under the swing line facility will be subject to the base rate. The 2026 Revolving Credit Facility also requires a commitment fee of 0.40% per annum of undrawn commitments to be paid quarterly in arrears. The Company has elected to pay interest on borrowings under the 2026 Term Loan Facility based on Term SOFR. The interest rate in effect for the 2026 Term Loan Facility as of March 31, 2026 was 6.412% per annum. Due to its variable interest rates based on Term SOFR, the carrying amount of the debt under the 2026 Credit Agreement approximates fair value based on Level 2 inputs.
The 2026 Credit Agreement contains a financial covenant requiring compliance with a maximum consolidated total net leverage ratio and certain other covenants, including, among other things, covenants restricting the incurrence of indebtedness, the incurrence of liens, investments (including acquisitions) dispositions, prepayments of payment, subordinated indebtedness and distributions. The Company was in compliance with all debt covenants as of March 31, 2026. Substantially all assets of the Company's direct wholly owned subsidiary TU MidCo, Inc., its wholly owned subsidiary TU BidCo, Inc. and its material wholly owned domestic subsidiaries are pledged as collateral under the 2026 Credit Agreement, subject to certain customary exceptions.
2022 Credit Agreement
Prior to the Refinancing, the Company’s 2022 Credit Agreement consisted of an original term loan facility of $270.0 million and a $190.0 million revolving credit facility. Upon execution of the 2026 Credit Agreement, all outstanding balances under the 2022 Credit Agreement were repaid in full and all commitments thereunder were terminated in full.
8. Leases
The following table presents operating lease costs recorded to cost of services:

	Three months ended March 31,
(in thousands)	2026	2025
Operating lease costs - Cost of services	$6,710	$5,726
Operating lease costs recorded to selling, general and administrative expenses were immaterial.
The following table presents the weighted average remaining lease term and weighted average discount rate for the Company's operating leases as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Weighted average remaining lease term	3.1 years	3.3 years
Weighted average discount rate	6.9%	7.0%
The following table presents supplemental cash flow information related to the Company's operating leases:

	Three months ended March 31,
(in thousands)	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$6,810	$5,265
ROU assets obtained in exchange for operating lease liabilities	6,681	11,949

The future lease payments on the Company's operating lease liabilities as of March 31, 2026 were as follows:

(in thousands)
2026-remainder of year	$17,711
2027	19,434
2028	14,384
2029	9,241
2030	1,680
Thereafter	93
Total lease payments	62,543
Less: imputed interest	(6,155)
Total lease liabilities	$56,388

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
On January 15, 2025, putative TaskUs stockholder James Eaton filed a derivative lawsuit in the Court of Chancery of the State of Delaware, captioned Eaton v. Maddock, et al. (C.A. No. 2025-0043-NAC), purportedly on behalf of the Company against certain current and former members of its Board of Directors. Eaton previously delivered a demand pursuant to 8 Del. C. §220 on TaskUs on July 3, 2024, which the Company responded to on September 16, 2024. The Eaton complaint asserts a claim for breach of fiduciary duty and alleges that TaskUs’s public filings included misstatements regarding its low employee attrition rate and high Glassdoor rating in the lead-up periods to the Company’s IPO and secondary public offering in October 2021 (“SPO”). The complaint alleges that because of TaskUs’s breach, the Company has suffered damages in the form of: (1) legal fees associated with litigation; (2) loss of reputation and goodwill; (3) costs associated with investigations into the misstatement allegations; (4) money used to facilitate the IPO and SPO; (5) insider profits derived from the IPO and SPO; and (6) loss of Company revenue and profits. On June 5, 2025, the parties moved to stay the action, which the Court granted on June 6, 2025. The Company is unable to predict, with a reasonable degree of certainty, the likely outcome of this litigation.
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

10. Stock-Based Compensation
As required by the 2019 TaskUs, Inc. Stock Incentive Plan and TaskUs, Inc. 2021 Omnibus Incentive Plan (collectively, the "Incentive Plans"), the Company made proportionate adjustments to the terms of outstanding awards in conjunction with the special cash dividend of $3.65 per share (the "Equity Adjustment"). The Company determined that the Equity Adjustment was a modification of the outstanding awards in conjunction with an equity restructuring, in accordance with Accounting Standards Codification Topic 718, Compensation - Stock Compensation. The awards were adjusted as follows:
•Each vested, in-the-money stock option will receive a payment of $3.65, resulting in $1.2 million stock-based compensation expense recognized primarily in selling, general and administrative expense on the condensed consolidated statements of income for the three months ended March 31, 2026.
•Each unvested restricted stock unit ("RSU") and performance stock unit ("PSU") will receive a payment of $3.65 upon vesting, which did not result in a change in fair value of the awards. The Equity Adjustment resulted in a reclassification of $6.7 million from additional paid-in capital to accrued payroll and employee-related liabilities for the portion of the cash payment earned at the time of the Equity Adjustment for prior service. The unearned portion of the cash payment will be recognized as future service is provided.
•The exercise price for each out-of-the-money stock option was reduced so the intrinsic value did not change. The Equity Adjustment did not result in a change in fair value of the awards.
The following table summarizes the stock option, RSU and PSU activity for the three months ended March 31, 2026:

	Options		RSUs		PSUs
	Number of options	Weighted - average exercise price(1)	Number of RSUs	Weighted - average grant date fair value(2)	Number of PSUs	Weighted - average grant date fair value(2)(3)
Outstanding at January 1, 2026	3,599,988	$22.19	3,570,679	$13.96	636,198	$12.51
Granted	—	$—	1,777,720	$10.59	356,136	$10.60
Exercised or released	(20,494)	$3.81	(1,431,730)	$14.70	(74,914)	$13.33
Forfeited, cancelled, or expired	(5,756)	$36.87	(59,341)	$13.29	(90,089)	$13.45
Outstanding at March 31, 2026	3,573,738	$18.97	3,857,328	$12.14	827,331	$11.89
(1) Outstanding at March 31, 2026 includes the exercise price reduction for out-of-the-money stock options.
(2) Includes the liability-classified portion of the award as the fair value did not change.
(3) Granted and outstanding at March 31, 2026 excludes award tranches for which there is no grant date or grant date fair value.
The PSUs granted during the three months ended March 31, 2026 vest contingently over three years subject to continued service and the achievement of certain Revenue and Adjusted EBITDA targets (performance conditions). The performance targets for the second and third tranches of these awards shall be determined by the Compensation Committee of the Board of Directors during the first fiscal quarter of each year. As a result, there is no grant date or grant date fair value for these tranches since there is not a mutual understanding between the grantor and grantee of the key terms and conditions.
The following table summarizes the components of stock-based compensation expense recognized for the periods presented:

	Three months ended March 31,
(in thousands)	2026	2025
Cost of services	$291	$202
Selling, general and administrative expense	6,280	8,547
Total	$6,571	$8,749
As of March 31, 2026, there was $29.7 million and $1.9 million of unrecognized compensation expense related to the Company’s unvested RSUs and PSUs, respectively, that is expected to be recognized over a weighted-average period of 1.7 years and 1.0 year, respectively. Certain PSUs contain performance conditions, which may result in a different amount of expense recognized over the term of the awards.
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

The Company recorded provision for income taxes of $11.9 million and $8.6 million in the three months ended March 31, 2026 and 2025, respectively. The effective tax rate was 32.9% and 28.9% for the three months ended March 31, 2026 and 2025, respectively. The difference between the effective tax rate and the 21% federal statutory rate in the three months ended March 31, 2026 was primarily due to nondeductible compensation of officers, tax deficiency resulting from stock-based compensation vestings and Base Erosion and Anti-Abuse Tax. The difference between the effective tax rate and the 21% federal statutory rate in the three months ended March 31, 2025 was primarily due to nondeductible compensation of officers, Global Intangible Low-Taxed Income inclusion, and tax benefits of income tax holidays in foreign jurisdiction.
12. Earnings Per Share
The Company has Class A common stock and Class B common stock outstanding. Because the only difference between the two classes of common stock are related to voting, transfer and conversion rights, the Company has not presented earnings per share under the two-class method, as earnings per share are the same for both Class A common stock and Class B common stock.
As required by the Incentive Plans, the Company made proportionate adjustments to the terms of outstanding awards in conjunction with the special cash dividend of $3.65 per share. See Note 10, "Stock-Based Compensation" in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional information.
The following table summarizes the computation of basic and diluted earnings per share for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
(in thousands, except share and per share data)	2026	2025
Numerator:
Net income	$24,332	$21,148
Denominator:
Weighted-average common shares outstanding – basic	90,792,750	90,040,348
Effect of dilutive securities	2,301,252	3,615,191
Weighted-average common shares outstanding – diluted	93,094,002	93,655,539
Net income per common share:
Basic	$0.27	$0.23
Diluted	$0.26	$0.23
The Company excluded 3,290,155 potential common stock equivalents from the computation of diluted EPS for the three months ended March 31, 2026, and 3,191,688 potential common stock equivalents from the computation of diluted EPS for the three months ended March 31, 2025, because the effect would have been anti-dilutive. There were 827,331 and 4,062,948 potential common stock equivalents outstanding as of March 31, 2026 and 2025, respectively, with market or performance conditions which were not met at the relevant date, that were excluded from the calculation of diluted EPS.
13. Accumulated Other Comprehensive Loss
The following tables summarize the changes in accumulated balances of other comprehensive income (loss) for the three months ended March 31, 2025 and March 31, 2026:

(in thousands)	Foreign Currency Translation Adjustments	Retirement Benefit Reserves	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of December 31, 2024	$(21,659)	$(397)	$(3,333)	$(25,389)
Other comprehensive income (loss) before reclassifications	3,237	(23)	6,096	9,310
Income tax effects	—	2	(1,250)	(1,248)
Amounts reclassified from accumulated other comprehensive income	—	—	548	548
Income tax effects	—	—	(112)	(112)
Other comprehensive income (loss)	3,237	(21)	5,282	8,498
Balance as of March 31, 2025	$(18,422)	$(418)	$1,949	$(16,891)

(in thousands)	Foreign Currency Translation Adjustments	Retirement Benefit Reserves	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of December 31, 2025	$(24,172)	$825	$(1,348)	$(24,695)
Other comprehensive loss before reclassifications	(8,535)	(41)	(2,946)	(11,522)
Income tax effects	—	8	687	695
Amounts reclassified from accumulated other comprehensive loss	—	—	98	98
Income tax effects	—	—	(23)	(23)
Other comprehensive loss	(8,535)	(33)	(2,184)	(10,752)
Balance as of March 31, 2026	$(32,707)	$792	$(3,532)	$(35,447)
14. Segment Information
Our chief executive officer is our chief operating decision maker, who allocates resources to, and assesses the performance of, each operating segment using information based on factors including client demand and capacity and consolidated net income. Therefore, the Company has determined that it operates in a single operating and reportable segment.
The following table presents the significant expenses for the Company’s single segment:

	Three months ended March 31,
	2026	2025
Operating expenses:
Personnel costs (Cost of services)(1)	$163,313	$143,946
Operating costs (Selling, general, and administrative expense)(2)	50,512	48,116
Stock-based compensation expense(3)	6,923	9,218
Non-operating costs (Selling, general, and administrative expense)(4)	1,146	303
Other (Cost of services)(5)	34,180	27,022
Depreciation	11,029	10,003
Amortization of intangible assets	5,006	4,976
Gain on disposal of assets	(51)	(30)
Total operating expenses	$272,058	$243,554
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
(4)    Represents transaction costs during 2026 and operational efficiency costs during 2025.
(5)    Represents other costs that can be directly attributed to delivery of services, including the costs for sites and technology, recruiting, professional development and employee engagement.
15. Related Party
Refinancing
In connection with the Refinancing, the Company entered into an agreement to pay Blackstone Securities Partners L.P., an affiliate of Blackstone, a fee of $1.0 million, which amount remained payable as of March 31, 2026, and agreed to certain indemnification undertakings, as compensation for the provision of certain financial intermediary and advisory services.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this "Quarterly Report"), the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the "Annual Report"), as filed with the Securities and Exchange Commission (the "SEC") and the information included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report. In addition to historical data, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in our forward-looking statements as a result of various factors, including but not limited to those discussed under "Cautionary Note Regarding Forward-Looking Statements" in this Quarterly Report and under Part I, Item 1A, "Risk Factors" in the Annual Report.
This Quarterly Report includes certain historical consolidated financial and other data for TaskUs, Inc. ("we," "us," "our" or the "Company"). The following discussion provides a narrative of our results of operations and financial condition for the three months ended March 31, 2026 and 2025.
Overview
We deliver outsourced digital services that power the companies shaping the future. By combining specialized human talent and intelligent technology, we solve complex operational challenges for global category leaders within Artificial Intelligence ("AI"), autonomous vehicles, robotics, social media, financial services, healthcare, and beyond. We enable our clients to elevate their customer experience, protect their platforms, and grow their brands.
Our global, omnichannel delivery model is focused on providing our clients with three key services – Digital Customer Experience, Trust & Safety, and AI Services.
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
2026 Developments
Special Dividend, Debt Refinancing and Equity Adjustment
On February 25, 2026, our Board of Directors declared a special cash dividend of $3.65 per share, totaling $332.8 million, which was paid on March 25, 2026 (the "Special Dividend").
On March 11, 2026, we entered into the 2026 Credit Agreement, which included the $500.0 million 2026 Term Loan Facility and the $100.0 million 2026 Revolving Credit Facility (the ("Refinancing"). The proceeds of the 2026 Term Loan Facility, and cash on the Company's balance sheet, were used to repay all borrowings under the 2022 Credit Facilities, pay related fees and expenses, and fund the Special Dividend.
As required by the 2019 TaskUs, Inc. Stock Incentive Plan and TaskUs, Inc. 2021 Omnibus Incentive Plan, we made proportionate adjustments to the terms of outstanding awards in conjunction with the Special Dividend (the "Equity Adjustment"). The Equity Adjustment resulted in $1.2 million stock-based compensation expense, recognized primarily in selling, general and administrative expense on the condensed consolidated statements of income for the three months ended March 31, 2026, and a reclassification of $6.7 million from additional paid-in capital to accrued payroll and employee-related liabilities.
See Note 7, "Long-Term Debt" and Note 10, "Stock-Based Compensation" in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional information.

Recent Financial Highlights
For the three months ended March 31, 2026, we recorded service revenue of $306.3 million, a 10.3% increase from $277.8 million for the three months ended March 31, 2025.
Net income for the three months ended March 31, 2026 increased to $24.3 million from $21.1 million for the three months ended March 31, 2025. This increase is due primarily to revenue growth and foreign currency gains, partially offset by higher cost of services. Adjusted Net Income for the three months ended March 31, 2026 decreased 8.9% to $32.8 million from $35.9 million for the three months ended March 31, 2025. Adjusted EBITDA for the three months ended March 31, 2026 decreased 1.2% to $58.6 million from $59.3 million for the three months ended March 31, 2025. Adjusted Net Income and Adjusted EBITDA are non-GAAP financial measures. For definitions and reconciliations to net income, the most directly comparable measure in accordance with GAAP, see "Non-GAAP Financial Measures."
Our operating results in any period are not necessarily indicative of the results that may be expected for any future period.
Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025
The following tables set forth certain historical consolidated financial information for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,		Period over Period Change
(in thousands, except %)	2026	2025	($)	(%)
Service revenue	$306,266	$277,792	$28,474	10.3%
Operating expenses:
Cost of services	197,790	171,181	26,609	15.5%
Selling, general and administrative expense	58,284	57,424	860	1.5%
Depreciation	11,029	10,003	1,026	10.3%
Amortization of intangible assets	5,006	4,976	30	0.6%
Gain on disposal of assets	(51)	(30)	(21)	70.0%
Total operating expenses	272,058	243,554	28,504	11.7%
Operating income	34,208	34,238	(30)	(0.1)%
Other income, net	(7,326)	(173)	(7,153)	NM
Financing expenses	5,268	4,663	605	13.0%
Income before income taxes	36,266	29,748	6,518	21.9%
Provision for income taxes	11,934	8,600	3,334	38.8%
Net income	$24,332	$21,148	$3,184	15.1%
NM = not meaningful
Service revenue
Service revenue by service offering
The following table presents the breakdown of our service revenue by service offering for each period:

	Three months ended March 31,		Period over Period Change
(in thousands, except %)	2026	2025	($)	(%)
Digital Customer Experience	$168,490	$159,862	$8,628	5.4%
Trust & Safety	75,835	72,407	3,428	4.7%
AI Services	61,941	45,523	16,418	36.1%
Service revenue	$306,266	$277,792	$28,474	10.3%

Digital Customer Experience was primarily driven by an increase from existing clients, mainly in Entertainment & Gaming, Mobility, Logistics & Travel, Healthcare and Technology, partially offset by a decrease in Financial Services and Retail & eCommerce. The remaining increase was primarily driven by new clients, mainly in Technology.
Trust & Safety was primarily driven by an increase from new clients, mainly in Technology. The remaining increase was primarily driven by existing clients, mainly in Technology and Social Media, partially offset by a decrease in Retail & eCommerce.
AI Services was primarily driven by an increase from existing clients, mainly in Mobility, Logistics & Travel. The remaining increase was primarily driven by new clients, mainly in Mobility, Logistics & Travel and Technology.
Service revenue by delivery geography
We deliver our services from multiple locations around the world; however, the majority of our service revenues are derived from contracts that require payment in United States dollars, regardless of whether the clients are located in the United States.
The following table presents the breakdown of our service revenue by geographical location, based on where the services are provided, for each period:

	Three months ended March 31,		Period over Period Change
(in thousands, except %)	2026	2025	($)	(%)
Philippines	$160,000	$151,717	$8,283	5.5%
United States	41,213	33,221	7,992	24.1%
India	40,178	35,428	4,750	13.4%
Rest of World	64,875	57,426	7,449	13.0%
Service revenue	$306,266	$277,792	$28,474	10.3%
Philippines: Digital Customer Experience contributed 3.5% of the total increase primarily driven by clients in Technology, Financial Services and Mobility, Logistics & Travel. Trust & Safety contributed 1.4% of the total increase primarily driven by clients in Technology and Social Media, partially offset by clients in Retail & eCommerce. AI Services contributed 0.6% of the total increase primarily driven by clients in Mobility, Logistics & Travel and Technology, partially offset by clients in Social Media.
United States: AI Services contributed 46.3% of the total increase primarily driven by clients in Mobility, Logistics & Travel. The increase was partially offset by an 18.9% decrease contributed by Digital Customer Experience, primarily driven by clients in Mobility, Logistics & Travel, Healthcare and Technology, and by a 3.3% decrease contributed by Trust & Safety primarily driven by clients in Social Media, partially offset by clients in Financial Services.
India: Digital Customer Experience contributed 28.7% of the total increase primarily driven by clients in Mobility, Logistics & Travel, Healthcare and Technology. These increases were partially offset by a 10.3% decrease contributed by Trust & Safety primarily driven by clients in Social Media, and by a 5.0% decrease contributed by AI Services primarily driven by clients in Mobility, Logistics & Travel.
Rest of World: Trust & Safety contributed 10.5% of the total increase primarily driven by clients in Social Media and Financial Services. AI Services contributed 3.6% of the total increase primarily driven by clients in Mobility, Logistics & Travel and Social Media. These increases were partially offset by a 1.1% decrease contributed by Digital Customer Experience primarily driven by clients in Mobility, Logistics & Travel and Financial Services, partially offset by clients in Entertainment & Gaming. Growth in the Rest of World was led by Latin America.
Operating expenses
Cost of services
The increase was primarily driven by higher personnel costs of $19.5 million associated with increased headcount. The remaining increase included facilities costs associated with site expansion and enhanced security measures.
Selling, general and administrative expense
The increase was primarily driven by transaction costs of $1.1 million and software costs associated with enhanced security measures. These increases were partially offset by lower personnel costs of $0.9 million, due to a $2.3 million reduction in stock-based compensation expense, partially offset by increased headcount, and a reduction of operational efficiency costs of $0.3 million.

Depreciation
The increase was primarily driven by site expansions and the acquisition of technology hardware to support increased headcount.
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
Financing expenses
The increase was primarily driven by a higher outstanding principal balance and interest rate following the Refinancing. Additionally, financing expenses included a $0.2 million loss on debt extinguishment related to the write-off of unamortized debt issuance costs.
Provision for income taxes
The effective tax rate for the three months ended March 31, 2026 and 2025 was 32.9% and 28.9%, respectively. Costs related to the issuance of stock-based compensation, operational efficiency costs, transactions costs and severance within the provision for income taxes calculation are adjusted for Non-GAAP purposes. If those costs are removed, the provision for income taxes would have been $11.0 million and $10.3 million and the effective tax rate would have been 24.8% and 25.7% for the three months ended March 31, 2026 and 2025, respectively.
Revenue by Top Clients
The table below sets forth the percentage of our total service revenue derived from our largest clients for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
Top ten clients	63%	57%
Top twenty clients	75%	70%
For the three months ended March 31, 2026 and 2025, we generated 24% and 26%, respectively, of our service revenue from our largest client.
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
Adjusted Net Income
Adjusted Net Income is a non-GAAP profitability measure that represents net income or loss for the period before the impact of amortization of intangible assets and certain items that are considered to hinder comparison of the performance of our businesses on a period-over-period basis or with other businesses. During the periods presented, we excluded from Adjusted Net Income amortization of intangible assets, transaction costs, operational efficiency costs, the effect of foreign currency gains and losses, gains and losses on disposals of assets, certain severance costs, stock-based compensation expense and associated employer payroll tax and the related effect on income taxes of certain pre-tax adjustments, which include costs that are required to be expensed in accordance with GAAP. Our management believes that the inclusion of supplementary adjustments to net income applied in presenting Adjusted Net Income are appropriate to provide additional information to investors about certain material non-cash items and about unusual items that we do not expect to continue at the same level in the future.
The following table reconciles net income, the most directly comparable GAAP measure, to Adjusted Net Income for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,		Period over Period Change
(in thousands, except %)	2026	2025	($)	(%)
Net income	$24,332	$21,148	$3,184	15.1%
Amortization of intangible assets	5,006	4,976	30	0.6%
Transaction costs(1)	1,146	—	1,146	100.0%
Operational efficiency costs(2)	—	303	(303)	(100.0)%
Foreign currency losses (gains)(3)	(5,603)	1,310	(6,913)	NM
Gain on disposal of assets	(51)	(30)	(21)	70.0%
Severance costs(4)	72	679	(607)	(89.4)%
Stock-based compensation expense(5)	6,923	9,218	(2,295)	(24.9)%
Tax impacts of adjustments(6)	929	(1,666)	2,595	NM
Adjusted Net Income	$32,754	$35,938	$(3,184)	(8.9)%
Net Income Margin(7)	7.9%	7.6%
Adjusted Net Income Margin(7)	10.7%	12.9%
NM = not meaningful
(1) Represents non-recurring professional fees related to the Refinancing and Special Dividend.
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
(6) Represents tax impacts of adjustments to net income which resulted in a tax benefit during the period, including stock-based compensation expense, transaction costs, operational efficiency costs and severance. After these adjustments, we applied a non-GAAP effective tax rate of 24.8% and 25.7% for the three months ended March 31, 2026 and 2025, respectively, to non-GAAP income before income taxes.
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
The following table reconciles GAAP diluted EPS, the most directly comparable GAAP measure, to Adjusted EPS for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
GAAP diluted EPS	$0.26	$0.23
Per share adjustments to net income(1)	0.09	0.15
Adjusted EPS	$0.35	$0.38

Weighted-average common shares outstanding – diluted	93,094,002	93,655,539
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
Adjusted EBITDA is a non-GAAP profitability measure that represents EBITDA before certain items that are considered to hinder comparison of the performance of our business on a period-over-period basis or with other businesses. During the periods presented, we excluded from Adjusted EBITDA transaction costs, operational efficiency costs, the effect of foreign currency gains and losses, gains and losses on disposals of assets, certain severance costs, stock-based compensation expense and associated employer payroll tax and interest income, which include costs that are required to be expensed in accordance with GAAP. Our management believes that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors about certain material non-cash items and about unusual items that we do not expect to continue at the same level in the future.

The following table reconciles net income, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,		Period over Period Change
(in thousands, except %)	2026	2025	($)	(%)
Net income	$24,332	$21,148	$3,184	15.1%
Provision for income taxes	11,934	8,600	3,334	38.8%
Financing expenses	5,268	4,663	605	13.0%
Depreciation	11,029	10,003	1,026	10.3%
Amortization of intangible assets	5,006	4,976	30	0.6%
EBITDA	$57,569	$49,390	$8,179	16.6%
Transaction costs(1)	1,146	—	1,146	100.0%
Operational efficiency costs(2)	—	303	(303)	(100.0)%
Foreign currency losses (gains)(3)	(5,603)	1,310	(6,913)	NM
Gain on disposal of assets	(51)	(30)	(21)	70.0%
Severance costs(4)	72	679	(607)	(89.4)%
Stock-based compensation expense(5)	6,923	9,218	(2,295)	(24.9)%
Interest income(6)	(1,496)	(1,598)	102	(6.4)%
Adjusted EBITDA	$58,560	$59,272	$(712)	(1.2)%
Net Income Margin(7)	7.9%	7.6%
Adjusted EBITDA Margin(7)	19.1%	21.3%
NM = not meaningful
(1) Represents non-recurring professional fees related to the Refinancing and Special Dividend.
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
The following table reconciles net cash provided by operating activities, the most directly comparable GAAP measure, to Free Cash Flow for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
Net cash provided by operating activities	$46,304	$36,276
Purchase of property and equipment	(10,205)	(14,480)
Free Cash Flow	$36,099	$21,796
Conversion of Adjusted EBITDA to Free Cash Flow(1)	61.6%	36.8%
(1) Conversion of Adjusted EBITDA to Free Cash Flow represents Free Cash Flow divided by Adjusted EBITDA.
Liquidity and Capital Resources
As of March 31, 2026, our principal sources of liquidity were cash and cash equivalents totaling $152.3 million, which were held for working capital purposes, as well as the borrowing availability under the 2026 Revolving Credit Facility of $100.0 million.

On March 11, 2026, the Company entered into the 2026 Credit Agreement, which provided for the $500.0 million 2026 Term Loan Facility and the $100.0 million 2026 Revolving Credit Facility. The proceeds of the 2026 Term Loan Facility, and cash on the Company's balance sheet, were used to repay all borrowings under the 2022 Credit Facilities, pay related fees and expenses, and fund a $332.8 million special cash dividend.
As of March 31, 2026, our total indebtedness, net of debt financing fees was $491.6 million. The interest rate in effect for the 2026 Term Loan Facility as of March 31, 2026 was 6.412% per annum. We were in compliance with all covenants under the 2026 Credit Agreement as of March 31, 2026. See Note 7, "Long-Term Debt" in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our debt.
Historically, we have financed our operations and made investments in supporting the growth of our business primarily through cash provided by operations. We expect to continue to make similar investments in the future. We believe our existing cash and cash equivalents and our 2026 Credit Facilities will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months.
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
Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated:

	Three months ended March 31,
(in thousands)	2026	2025
Net cash provided by operating activities	$46,304	$36,276
Net cash used in investing activities	(10,205)	(14,480)
Net cash used in financing activities	(88,809)	(17,955)
Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2026 was $46.3 million compared to net cash provided by operating activities of $36.3 million for the three months ended March 31, 2025. Net cash provided by operating activities for the three months ended March 31, 2026 reflects net income of $24.3 million and the add back for non-cash charges totaling $23.1 million, partially offset by changes in operating assets and liabilities of $1.1 million. Non-cash charges primarily consisted of $11.1 million of depreciation, $6.6 million in stock-based compensation expense and $5.0 million of amortization related to intangibles. Net cash provided by operating activities for the three months ended March 31, 2025 reflects net income of $21.1 million and the add back for non-cash charges totaling $24.2 million, partially offset by changes in operating assets and liabilities of $9.1 million. Non-cash charges primarily consisted of $10.0 million of depreciation, $8.7 million in stock-based compensation expense and $5.0 million of amortization related to intangibles.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2026 was $10.2 million compared to net cash used in investing activities of $14.5 million for the three months ended March 31, 2025. Purchase of property and equipment decreased primarily due to lower site build-out costs and a reduction in technology hardware purchases.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2026 was $88.8 million compared to net cash used by financing activities of $18.0 million for the three months ended March 31, 2025. The increase was due primarily to the $332.8 million distribution of dividends and $242.0 million in payments on long-term debt, as well as $9.0 million in payments for debt financing fees. These uses of cash were partially offset by $500.0 million in proceeds from long-term debt. During the three months ended March 31, 2026, there were no repurchases of common stock, compared to $9.7 million in stock repurchases during the three months ended March 31, 2025.
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
Foreign Currency Risk
Our exposure to market risk arises principally from exchange rate risk. Although substantially all of our revenues are denominated in U.S. dollars, a substantial portion of our expenses were incurred and paid in the Philippine peso, Indian rupee, Mexican peso, Colombian peso and euro, in the three months ended March 31, 2026 and 2025. We also incur expenses in U.S. dollars, and currencies of the other countries in which we have operations. The exchange rates among the Philippine peso, Indian rupee, Mexican peso, Colombian peso, euro and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future.
The following table presents a summary of foreign currency exchange rates and changes for the periods indicated:

	Philippine Peso	Indian Rupee	Mexican Peso	Colombian Peso	Euro
Average exchange rate against the U.S. dollar
Three months ended March 31, 2026	58.97	91.47	17.57	3,701.06	0.85
Three months ended March 31, 2025	57.97	86.61	20.44	4,189.99	0.95
Depreciation (appreciation)	1.7%	5.6%	(14.0)%	(11.7)%	(10.5)%
Based on our level of operations during the three months ended March 31, 2026, and excluding any forward contract arrangements that we had in place during that period, a 10% appreciation (depreciation) of each foreign currency against the U.S. dollar would have increased (decreased) our expenses incurred and paid in that foreign currency as follows:

(in thousands)	Philippine Peso	Indian Rupee	Mexican Peso	Colombian Peso	Euro
10% appreciation	$11,191	$3,598	$1,201	$3,196	$2,000
10% depreciation	$(9,156)	$(2,944)	$(983)	$(2,615)	$(1,637)
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
Interest Rate Risk
Our exposure to market risk is influenced by the changes in interest rates paid on any outstanding balance on our borrowings, mainly under our 2026 Credit Facilities. All of our borrowings outstanding under the 2026 Credit Facilities as of March 31, 2026 accrue interest at Term SOFR plus 2.75%. As of March 31, 2026 our total principal balance outstanding was $500.0 million and the interest rate in effect was 6.412% per annum. Based on the outstanding balances and interest rates under the 2026 Credit Facilities as of March 31, 2026, a hypothetical 10% increase or decrease in Term SOFR would cause an increase or decrease in interest expense of approximately $1.8 million over the next 12 months.

Credit Risk
As of March 31, 2026, we had accounts receivable, net of allowance for credit losses, of $245.7 million, of which $152.6 million was owed by ten of our clients. Collectively, these clients represented approximately 62% of our gross accounts receivable as of March 31, 2026.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
The Company's management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2026. Based upon that evaluation, the Company's Chief Executive Officer and Interim Chief Financial Officer concluded that, as of March 31, 2026, the design and operation of the Company's disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
On March 3, 2026, Balaji Sekar, our then-Chief Financial Officer, terminated his 10b5-1 trading arrangement (the “Sekar 10b5-1 Plan”), originally adopted on November 23, 2025 and then modified on December 15, 2025, which, as modified, provided for the potential sale of up to 205,008 shares of the Company’s Class A Common Stock, including shares obtained from the vesting of restricted stock units (subject to reduction for any shares withheld to satisfy tax withholding obligations). The Sekar 10b5-1 Plan was intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and unless otherwise terminated pursuant to its terms, provided for sales from March 16, 2026 to January 10, 2027 or an earlier date on which all shares thereunder were to be sold.

On March 10, 2026, Claudia Walsh, our General Counsel, terminated her 10b5-1 trading arrangement (the “Walsh 10b5-1 Plan”), originally adopted on November 21, 2025, which provided for the potential sale of up to 40,000 shares of the Company’s Class A Common Stock, including shares obtained from the vesting of restricted stock units (subject to reduction for any shares withheld to satisfy tax withholding obligations). The Walsh 10b5-1 Plan was intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and unless otherwise terminated pursuant to its terms, provided for sales from March 16, 2026 to August 1, 2026, or an earlier date on which all shares thereunder were to be sold.

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

10.1
Second Amended and Restated Credit Agreement, dated as of September 25, 2019 and as amended and restated on September 7, 2022, and further amended and restated on March 11, 2026, among TU MidCo, Inc., TU BidCo, Inc., the guarantors party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, swing line lender and an L/C issuer, and the lenders and L/C issuers party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 17, 2026).

10.2*†	Form of Performance Stock Unit Agreement under TaskUs, Inc. 2021 Omnibus Incentive Plan.

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Interim Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Interim Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document– the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

TASKUS, INC.
(Registrant)

Date:	May 7, 2026	By:	/s/ Bryce Maddock
Bryce Maddock
Chief Executive Officer
(Principal Executive Officer)
(Authorized Signatory)

Date:	May 7, 2026	By:	/s/ Trent Thrash
Trent Thrash
Interim Chief Financial Officer and Treasurer
(Principal Financial Officer)