Form 10-Q
period 2026-06-30
TaskUs, Inc.
filed 2026-08-06
CIK 1829864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of July 31, 2026, the number of shares outstanding of the registrant’s common stock was as follows: Class A common stock, par value $0.01 per share: 36,654,327; Class B common stock, par value $0.01 per share: 55,032,694.

TASKUS, INC.
Quarterly Report on Form 10-Q
For Quarterly Period Ended June 30, 2026

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this "Quarterly Report") contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which may also be contained in our other filing under Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), involve certain known and unknown risks and uncertainties. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "could," "seeks," "predicts," "intends," "trends," "plans," "estimates," "anticipates," "position us," or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Our actual results may differ significantly from any results expressed or implied by any forward-looking statements. A summary of the principal risk factors that might cause our actual results to differ from our forward-looking statements is set forth below. The following list is only a summary of the principal risks that may materially adversely affect our business, financial condition and results of operations; these factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report and the Company's other filings with the Securities and Exchange Commission (the "SEC"), and the more complete discussion of the risk factors we face, which are set forth under Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025 (our "Annual Report"), as filed with the SEC, as such risk factors may be further updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. Such risks and uncertainties include, but are not limited to, the following:
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
•Trust & Safety, including content moderation and monitoring services, is a meaningful portion of our business. The long term impacts on the mental health and well-being of our employees doing this work are unknown. This work may lead to stress disorders and may create liabilities for us. This work is also subject to significant press and regulatory scrutiny. As a result, we may be subject to negative publicity or liability, or face difficulties recruiting and retaining employees, any of which could have an adverse effect on our reputation, business, financial condition or results of operations.
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
•Our indebtedness and debt service obligations following our March 2026 refinancing.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TASKUS, INC.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$180,298	$211,676
Accounts receivable, net of allowance for credit losses of $1,008 and $911, respectively	245,360	254,053
Income tax receivable	2,386	524
Prepaid expenses and other current assets	48,090	42,994
Total current assets	476,134	509,247
Noncurrent assets:
Property and equipment, net	86,019	95,426
Operating lease right-of-use assets	51,475	53,167
Deferred tax assets	12,522	12,366
Intangibles	143,282	153,490
Goodwill	218,859	219,533
Other noncurrent assets	9,348	7,536
Total noncurrent assets	521,505	541,518
Total assets	$997,639	$1,050,765
Liabilities and Shareholders’ Equity
Liabilities:
Current liabilities:
Accounts payable and accrued liabilities	$35,856	$45,242
Accrued payroll and employee-related liabilities	67,946	64,549
Current portion of debt	23,287	21,559
Current portion of operating lease liabilities	20,152	19,284
Current portion of income tax payable	4,547	9,354
Deferred revenue	9,760	3,273
Total current liabilities	161,548	163,261
Noncurrent liabilities:
Income tax payable	10,996	9,752
Long-term debt	468,719	219,798
Operating lease liabilities	34,192	37,086
Accrued payroll and employee-related liabilities	8,045	6,575
Deferred tax liabilities	14,111	14,304
Other noncurrent liabilities	183	—
Total noncurrent liabilities	536,246	287,515
Total liabilities	697,794	450,776
Commitments and Contingencies (See Note 9)
Shareholders’ equity:
Class A common stock, $0.01 par value. Authorized 2,500,000,000; 52,082,428 issued and 36,646,204 outstanding and 50,899,239 issued and 35,463,015 outstanding, respectively	521	509
Class B convertible common stock, $0.01 par value. Authorized 250,000,000; 55,032,694 and 55,032,694 shares issued and outstanding, respectively	550	550
Additional paid-in capital	751,941	754,773
Retained earnings (Accumulated deficit)	(228,326)	58,161
Accumulated other comprehensive loss	(35,532)	(24,695)
Treasury stock, at cost. 15,436,224 and 15,436,224 shares, respectively	(189,309)	(189,309)
Total shareholders’ equity	299,845	599,989
Total liabilities and shareholders’ equity	$997,639	$1,050,765
See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Income
(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Service revenue	$308,855	$294,086	$615,121	$571,878
Operating expenses:
Cost of services	201,705	180,568	399,495	351,749
Selling, general and administrative expense	54,641	68,406	112,925	125,830
Depreciation	11,594	9,867	22,623	19,870
Amortization of intangible assets	5,004	4,997	10,010	9,973
Loss (gain) on disposal of assets	2,600	(114)	2,549	(144)
Total operating expenses	275,544	263,724	547,602	507,278
Operating income	33,311	30,362	67,519	64,600
Other income, net	(5,033)	(1,327)	(12,359)	(1,500)
Financing expenses	8,835	4,635	14,103	9,298
Income before income taxes	29,509	27,054	65,775	56,802
Provision for income taxes	7,540	7,007	19,474	15,607
Net income	$21,969	$20,047	$46,301	$41,195
Net income per common share:
Basic	$0.24	$0.22	$0.51	$0.46
Diluted	$0.24	$0.22	$0.50	$0.44
Weighted-average number of common shares outstanding:
Basic	91,620,230	89,493,215	91,206,490	89,766,782
Diluted	92,495,764	92,576,805	92,794,883	93,116,173
See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income	$21,969	$20,047	$46,301	$41,195
Unrealized gain on derivative contracts, net	2,984	2,773	800	8,055
Retirement benefit reserves, net	(19)	(28)	(52)	(49)
Foreign currency translation adjustments	(3,050)	4,729	(11,585)	7,966
Comprehensive income	$21,884	$27,521	$35,464	$57,167
See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)

	Capital stock and additional paid-in capital					Accumulated deficit	Accumulated other comprehensive loss			Total shareholders’ equity
	Class A common stock		Class B convertible common stock		Additional paid-in capital			Treasury stock
	Shares	Amount	Shares	Amount				Shares	Amount
Balance as of December 31, 2024	33,215,441	$332	70,032,694	$700	$726,917	$(44,114)	$(25,389)	13,323,977	$(161,527)	$496,919
Issuance of common stock for settlement of equity awards	1,237,630	12	—	—	206	—	—	—	—	218
Shares withheld related to net share settlement	(376,750)	(3)	—	—	(5,111)	—	—	—	—	(5,114)
Repurchase of common stock	—	—	—	—	—	—	—	750,691	(10,107)	(10,107)
Stock-based compensation expense	—	—	—	—	8,749	—	—	—	—	8,749
Net income	—	—	—	—	—	21,148	—	—	—	21,148
Other comprehensive income	—	—	—	—	—	—	8,498	—	—	8,498
Balance as of March 31, 2025	34,076,321	$341	70,032,694	$700	$730,761	$(22,966)	$(16,891)	14,074,668	$(171,634)	$520,311
Issuance of common stock for settlement of equity awards	1,126,778	11	—	—	6,898	—	—	—	—	6,909
Shares withheld related to net share settlement	(53,350)	(1)	—	—	(822)	—	—	—	—	(823)
Conversion of common stock	15,000,000	150	(15,000,000)	(150)	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	—	1,361,556	(17,675)	(17,675)
Stock-based compensation expense	—	—	—	—	8,307	—	—	—	—	8,307
Net income	—	—	—	—	—	20,047	—	—	—	20,047
Other comprehensive income	—	—	—	—	—	—	7,474	—	—	7,474
Balance as of June 30, 2025	50,149,749	$501	55,032,694	$550	$745,144	$(2,919)	$(9,417)	15,436,224	$(189,309)	$544,550

	Capital stock and additional paid-in capital					Retained earnings (Accumulated deficit)	Accumulated other comprehensive loss			Total shareholders’ equity
	Class A common stock		Class B convertible common stock		Additional paid-in capital			Treasury stock
	Shares	Amount	Shares	Amount				Shares	Amount
Balance as of December 31, 2025	50,899,239	$509	55,032,694	$550	$754,773	$58,161	$(24,695)	15,436,224	$(189,309)	$599,989
Issuance of common stock for settlement of equity awards	1,527,138	15	—	—	63	—	—	—	—	78
Shares withheld related to net share settlement	(475,988)	(4)	—	—	(4,413)	—	—	—	—	(4,417)
Stock-based compensation expense	—	—	—	—	5,210	—	—	—	—	5,210
Reclassification of liability-portion of awards	—	—	—	—	(6,687)	—	—	—	—	(6,687)
Distribution of dividends ($3.65 per share)	—	—	—	—	—	(332,788)	—	—	—	(332,788)
Net income	—	—	—	—	—	24,332	—	—	—	24,332
Other comprehensive loss	—	—	—	—	—	—	(10,752)	—	—	(10,752)
Balance as of March 31, 2026	51,950,389	$520	55,032,694	$550	$748,946	$(250,295)	$(35,447)	15,436,224	$(189,309)	$274,965
Issuance of common stock for settlement of equity awards	162,664	2	—	—	(2)	—	—	—	—	—
Shares withheld related to net share settlement	(30,625)	(1)	—	—	(190)	—	—	—	—	(191)
Stock-based compensation expense	—	—	—	—	3,187	—	—	—	—	3,187
Net income	—	—	—	—	—	21,969	—	—	—	21,969
Other comprehensive loss	—	—	—	—	—	—	(85)	—	—	(85)
Balance as of June 30, 2026	52,082,428	$521	55,032,694	$550	$751,941	$(228,326)	$(35,532)	15,436,224	$(189,309)	$299,845

See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$46,301	$41,195
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,613	19,870
Amortization of intangibles	10,010	9,973
Amortization of debt financing fees	1,038	298
Loss (gain) on disposal of assets	2,549	(144)
Provision for credit losses	286	492
Deferred taxes	(483)	(3,144)
Stock-based compensation expense	10,338	17,056
Changes in operating assets and liabilities:
Accounts receivable	8,174	(31,333)
Prepaid expenses and other current assets	(2,321)	(6,478)
Operating lease right-of-use assets	11,153	9,862
Other noncurrent assets	(403)	(1,771)
Accounts payable and accrued liabilities	(7,553)	2,402
Accrued payroll and employee-related liabilities	(2,136)	5,055
Operating lease liabilities	(11,445)	(8,327)
Income tax payable	(5,389)	(1,357)
Deferred revenue	6,492	(283)
Other noncurrent liabilities	188	(81)
Net cash provided by operating activities	89,412	53,285
Cash flows from investing activities:
Purchase of property and equipment	(20,707)	(31,451)
Net cash used in investing activities	(20,707)	(31,451)
Cash flows from financing activities:
Proceeds from long-term debt	500,000	—
Payments for deferred business acquisition consideration	—	(150)
Payments on long-term debt	(241,988)	(6,750)
Payments for debt financing fees	(9,468)	—
Proceeds from employee stock plans	78	7,127
Payments for taxes related to net share settlement	(5,287)	(5,937)
Payments for stock repurchases	—	(27,783)
Distribution of dividends	(332,788)	—
Net cash used in financing activities	(89,453)	(33,493)
Decrease in cash and cash equivalents	(20,748)	(11,659)
Effect of exchange rate changes on cash	(10,630)	1,409
Cash and cash equivalents at beginning of period	211,676	192,166
Cash and cash equivalents at end of period	$180,298	$181,916
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
These unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with US GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2025 included in the Annual Report. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2026 and its statements of income, comprehensive income and shareholders’ equity for the three and six months ended June 30, 2026 and 2025, and cash flows for the six months ended June 30, 2026 and 2025. The condensed consolidated balance sheet as of December 31, 2025, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

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
The following table presents the service revenue percentage and accounts receivable percentage for clients that represented greater than 10% of the Company’s service revenue:

Client	Service revenue percentage				Accounts receivable percentage
	Three months ended June 30,		Six months ended June 30,		June 30, 2026	December 31, 2025
	2026	2025	2026	2025
A	20%	26%	22%	26%	12%	19%
B	11%	Less than 10%	Less than 10%	Less than 10%	17%	Less than 10%
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
Recently adopted accounting pronouncements
In January 2026, the Company adopted ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this Update simplify the measurement of credit losses by providing a practical expedient which permits an entity, when estimating expected credit losses for current accounts receivable and contract assets, to make an election to assume that current conditions as of the balance sheet date will remain unchanged for the asset's remaining life. The Company elected to apply this expedient. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

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
In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818). This standard establishes a comprehensive accounting framework for the recognition, measurement, presentation, and disclosure of environmental credits and related obligations. Environmental credits shall be recognized as assets when it is probable they will be used to satisfy a compliance obligation, transferred in an exchange transaction, or distributed in a nonreciprocal transfer. Costs to obtain all other environmental credits shall be recognized as an expense when incurred. At each reporting date, compliance environmental credits that are probable of being used to settle an environmental credit obligation should be measured at cost, while noncompliance environmental credits should be measured at cost, less impairment losses. Environmental credit obligation liabilities must be recognized when events result in an environmental credit obligation, with measurement based on the cost or fair value of credits expected to be used to settle such obligations. Compliance environmental credits should be presented separately from environmental credit obligations on the balance sheet. This ASU will be effective for the Company for fiscal years beginning after December 15, 2027, and interim periods within those years, consistent with the timeline for public business entities since the Company will lose emerging growth status. Early adoption is permitted. This ASU will be applied on a retrospective basis through a cumulative-effect adjustment. The Company is currently evaluating the impact of this ASU.

3. Revenue from Contracts with Customers
Disaggregation of Revenue
The Company's revenues are derived from contracts with customers related to business outsourcing services that it provides. The following table presents the breakdown of the Company’s revenues by service offering:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Digital Customer Experience	$175,691	$165,082	$344,181	$324,944
Trust & Safety	67,061	76,451	142,896	148,911
AI Services	66,103	52,553	128,044	98,023
Service revenue	$308,855	$294,086	$615,121	$571,878
The majority of the Company’s revenues are derived from contracts with customers who are located in the United States. However, the Company delivers its services from geographies outside of the United States. The following table presents the breakdown of the Company’s revenues by geographical location, based on where the services are provided from:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Philippines	$157,023	$160,191	$317,023	$311,908
United States	47,103	32,393	88,316	65,614
India	37,827	37,079	78,005	72,507
Rest of World	66,902	64,423	131,777	121,849
Service revenue	$308,855	$294,086	$615,121	$571,878
Contract Balances
Accounts receivable, net of allowance for credit losses includes $127.4 million and $122.4 million of unbilled revenue as of June 30, 2026 and December 31, 2025, respectively.
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
Cash Flow Hedges
The following table presents the Company's realized losses (gains) associated with our cash flow hedges reclassified from accumulated other comprehensive loss ("AOCL") to earnings:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Cost of services	$931	$(1,499)	$835	$(1,066)
Selling, general and administrative expense	356	(308)	576	(219)
Depreciation expense	37	(91)	11	(65)
Total amount reclassified from AOCL	$1,324	$(1,898)	$1,422	$(1,350)

The following table presents the Company's settled forward contracts designated as cash flow hedges:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Notional amount of settled forward contracts in Philippine pesos	$51,106	$46,842	$102,889	$92,777
Notional amount of settled forward contracts in Indian rupees	16,505	12,302	33,391	24,101
Notional amount of settled forward contracts in Mexican pesos	4,577	4,217	9,694	8,598
Notional amount of settled forward contracts in Colombian pesos	12,974	10,687	25,217	20,845
Notional amount of settled forward contracts in euros	7,885	—	14,945	—
Total notional amount of settled forward contracts designated as cash flow hedges	$93,047	$74,048	$186,136	$146,321
The following table presents the Company's outstanding forward contracts designated as cash flow hedges:

(in thousands)	June 30, 2026	December 31, 2025
Notional amount of outstanding forward contracts in Philippine pesos	$163,622	$168,959
Notional amount of outstanding forward contracts in Indian rupees	53,586	56,806
Notional amount of outstanding forward contracts in Mexican pesos	16,120	16,065
Notional amount of outstanding forward contracts in Colombian pesos	43,036	41,961
Notional amount of outstanding forward contracts in euros	25,085	20,641
Total notional amount of outstanding forward contracts designated as cash flow hedges	$301,449	$304,432
All cash flow hedges were determined to be highly effective, with no component of any gain or loss excluded from the assessment of hedge effectiveness, for the periods presented. Net unrealized losses (gains) on cash flow hedges for the three and six months ended June 30, 2026 were $(2.6) million and $0.4 million, respectively. As of June 30, 2026, the net accumulated loss on foreign currency cash flow hedges expected to be reclassified from AOCL into earnings within the next 12 months was $0.7 million. See Note 13, “Accumulated Other Comprehensive Loss” for additional information regarding changes in accumulated other comprehensive loss.
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

For financial statement presentation purposes, the Company does not offset assets and liabilities under master netting arrangements. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	June 30, 2026
	Fair value measurements using			Total Gross Fair Value	Effect of Master Netting Arrangements	Net Amounts
(in thousands)	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets
Money market funds	$63,968	$—	$—	$63,968	$—	$63,968
Derivatives designated as hedging instruments:
Forward contracts receivable	$—	$4,610	$—	$4,610	$(820)	$3,790
Liabilities
Derivatives designated as hedging instruments:
Forward contracts payable	$—	$5,325	$—	$5,325	$(820)	$4,505

	December 31, 2025
	Fair value measurements using			Total Gross Fair Value	Effect of Master Netting Arrangements	Net Amounts
(in thousands)	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets
Money market funds	$121,293	$—	$—	$121,293	$—	$121,293
Derivatives designated as hedging instruments:
Forward contracts receivable	$—	$2,317	$—	$2,317	$(2,097)	$220
Liabilities
Derivatives designated as hedging instruments:
Forward contracts payable	$—	$4,075	$—	$4,075	$(2,097)	$1,978
5. Property and Equipment, net
The components of property and equipment, net as of June 30, 2026 and December 31, 2025, were as follows:

(in thousands)	June 30, 2026	December 31, 2025
Leasehold improvements	$105,223	$106,515
Technology and computers	133,132	127,227
Furniture and fixtures	13,805	13,224
Construction in process	5,552	9,681
Other property and equipment	27,388	24,443
Property and equipment, gross	285,100	281,090
Accumulated depreciation	(199,081)	(185,664)
Property and equipment, net	$86,019	$95,426
The table below presents the Company’s total property and equipment by geographic location as of June 30, 2026 and December 31, 2025:

(in thousands)	June 30, 2026	December 31, 2025
Philippines	$30,949	$34,205
United States	6,517	6,620
India	23,959	24,549
Colombia	14,345	18,667
Rest of World	10,249	11,385
Property and equipment, net	$86,019	$95,426

6. Goodwill and Intangibles
The changes in the carrying amount of goodwill during the period were as follows:

(in thousands)
Balance as of December 31, 2025	$219,533
Foreign currency translation	(674)
Balance as of June 30, 2026	$218,859
Intangible assets consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
(in thousands)	Intangibles, Gross	Accumulated Amortization	Intangibles, Net	Intangibles, Gross	Accumulated Amortization	Intangibles, Net
Customer relationships	$252,272	$(129,241)	$123,031	$252,607	$(120,765)	$131,842
Trade names	41,900	(21,649)	20,251	41,900	(20,252)	21,648
Other intangibles	—	—	—	105	(105)	—
Total	$294,172	$(150,890)	$143,282	$294,612	$(141,122)	$153,490
7. Long-Term Debt
The balances of current and noncurrent portions of debt consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
(in thousands)	Current	Noncurrent	Total	Current	Noncurrent	Total
Term Loan	$25,000	$475,000	$500,000	$21,938	$220,050	$241,988
Less: Debt financing fees	(1,713)	(6,281)	(7,994)	(379)	(252)	(631)
Total	$23,287	$468,719	$492,006	$21,559	$219,798	$241,357
2026 Credit Agreement
On March 11, 2026, the Company entered into a credit agreement (the “2026 Credit Agreement”) with both new and existing lenders which amended and restated the 2022 Credit Agreement (described below). The 2026 Credit Agreement includes a $500.0 million term loan (the “2026 Term Loan Facility”) and a $100.0 million revolving credit facility (the “2026 Revolving Credit Facility” and, together with the 2026 Term Loan Facility, the “2026 Credit Facilities”). The proceeds of the 2026 Term Loan Facility, and cash on the Company's balance sheet, were used to repay all borrowings under the 2022 Credit facilities, pay related fees and expenses and fund a $332.8 million special cash dividend (the “Refinancing”). The Refinancing was accounted for as a debt modification for existing lenders, new debt for new lenders and an extinguishment for exiting lenders. Debt financing fees associated with the Refinancing, including amounts allocated from the 2022 Credit facilities, were $8.6 million associated with the 2026 Term Loan Facility and $2.0 million associated with the undrawn 2026 Revolving Credit Facility. The Refinancing resulted in $0.7 million of third-party costs, recorded in selling, general and administrative expense, and $0.2 million of loss on extinguishment, recorded in financing expenses, on the condensed consolidated statements of income for the six months ended June 30, 2026.
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
The 2026 Revolving Credit Facility provides the Company with access to a $15.0 million letter of credit facility and a $15.0 million swing line facility, each of which, to the extent used, reduces borrowing availability under the 2026 Revolving Credit Facility. The 2026 Revolving Credit Facility terminates on March 11, 2031. As of June 30, 2026, we had no balance outstanding and $100.0 million of borrowing available under the 2026 Revolving Credit Facility.

Borrowings under the 2026 Credit Agreement, with the exception of swing line borrowings, bear interest, at our option, either at (i) an adjusted Term Secured Overnight Financing Rate (“Term SOFR”) plus a margin of 2.75% per annum, subject to a Term SOFR floor of 0.00% or (ii) an alternate base rate plus a margin of 1.75% per annum, subject to an alternative base rate floor of 1.00%. Any borrowings under the swing line facility will be subject to the base rate. The 2026 Revolving Credit Facility also requires a commitment fee of 0.40% per annum of undrawn commitments to be paid quarterly in arrears. The Company has elected to pay interest on borrowings under the 2026 Term Loan Facility based on Term SOFR. The interest rate in effect for the 2026 Term Loan Facility as of June 30, 2026 was 6.482% per annum. Due to its variable interest rates based on Term SOFR, the carrying amount of the debt under the 2026 Credit Agreement approximates fair value based on Level 2 inputs.
The 2026 Credit Agreement contains a financial covenant requiring compliance with a maximum consolidated total net leverage ratio and certain other covenants, including, among other things, covenants restricting the incurrence of indebtedness, the incurrence of liens, investments (including acquisitions), dispositions, prepayments of payment, subordinated indebtedness and distributions. The Company was in compliance with all debt covenants as of June 30, 2026. Substantially all assets of the Company's direct wholly owned subsidiary TU MidCo, Inc., its wholly owned subsidiary TU BidCo, Inc. and its material wholly owned domestic subsidiaries are pledged as collateral under the 2026 Credit Agreement, subject to certain customary exceptions.
2022 Credit Agreement
Prior to the Refinancing, the Company’s 2022 Credit Agreement consisted of an original term loan facility of $270.0 million and a $190.0 million revolving credit facility. Upon execution of the 2026 Credit Agreement, all outstanding balances under the 2022 Credit Agreement were repaid in full and all commitments thereunder were terminated in full.
8. Leases
The following table presents operating lease costs recorded to cost of services:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Operating lease costs - Cost of services	$6,918	$6,160	$13,628	$11,886
Operating lease costs recorded to selling, general and administrative expenses were immaterial.
The following table presents the weighted average remaining lease term and weighted average discount rate for the Company's operating leases as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Weighted average remaining lease term	3.0 years	3.3 years
Weighted average discount rate	7.1%	7.0%
The following table presents supplemental cash flow information related to the Company's operating leases:

	Six months ended June 30,
(in thousands)	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$13,488	$10,280
ROU assets obtained in exchange for operating lease liabilities	11,769	19,877

The future lease payments on the Company's operating lease liabilities as of June 30, 2026 were as follows:

(in thousands)
2026-remainder of year	$12,467
2027	20,401
2028	15,094
2029	9,739
2030	2,175
Thereafter	328
Total lease payments	60,204
Less: imputed interest	(5,860)
Total lease liabilities	$54,344

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
On January 15, 2025, putative TaskUs stockholder James Eaton filed a derivative lawsuit in the Court of Chancery of the State of Delaware, captioned Eaton v. Maddock, et al. (C.A. No. 2025-0043-NAC), purportedly on behalf of the Company against certain current and former members of its Board of Directors and officers. Eaton previously delivered a demand pursuant to 8 Del. C. §220 on TaskUs on July 3, 2024, which the Company responded to on September 16, 2024. The Eaton complaint asserts a claim for breach of fiduciary duty and alleges that TaskUs’s public filings included misstatements regarding its low employee attrition rate and high Glassdoor rating in the lead-up periods to the Company’s IPO and secondary public offering in October 2021 (“SPO”). The complaint alleges that because of TaskUs’s breach, the Company has suffered damages in the form of: (1) legal fees associated with litigation; (2) loss of reputation and goodwill; (3) costs associated with investigations into the misstatement allegations; (4) money used to facilitate the IPO and SPO; (5) insider profits derived from the IPO and SPO; and (6) loss of Company revenue and profits. On June 5, 2025, the parties moved to stay the action, which the Court granted on June 6, 2025. The Company is unable to predict, with a reasonable degree of certainty, the likely outcome of this litigation.
On March 6, 2025, putative TaskUs stockholder Kalvin Tucker filed a derivative lawsuit in the United States District Court for the Southern District of New York, captioned Tucker v. Dixit, et al. (No. 25-cv-01875), purportedly on behalf of the Company against certain current and former members of its Board of Directors and officers. The Tucker complaint includes allegations that are substantially similar to those in the Eaton case and asserts claims for contribution, breach of fiduciary duty, aiding and abetting breaches of fiduciary duty, unjust enrichment, and waste. On June 10, 2025, the parties moved to stay the action, which the Court granted on June 11, 2025. The Company is unable to predict, with a reasonable degree of certainty, the likely outcome of this litigation.
On May 27, 2025, a purported class action captioned Nelson Estrada, individually and on behalf of all others similarly situated v. TaskUs, Inc., was filed in the United States District Court for the Southern District of New York against the Company. An amended complaint was filed on September 16, 2025 that added additional plaintiffs Allen Joo, Tiba Parsa, Tim Reynolds, and Craig Burson. The amended complaint alleges that plaintiffs’ data was implicated in a Coinbase data breach announced on May 14, 2025, that the breach involved TaskUs employees providing overseas support services to Coinbase who improperly accessed information related to his account, and that a subset of the plaintiffs had cryptocurrency assets stolen in ways that they allege was related to the breach. The amended complaint asserts claims for negligence, negligent hiring/supervision, conversion, fraud, breach of implied contract, unjust enrichment, declaratory and injunctive relief, violation of the unfair and deceptive trade law statutes of various states, and violation of the California Consumer Privacy Act. Plaintiff seeks to certify a class of all persons in the United States whose personally identifiable information was compromised in the Coinbase data breach, as well as a similarly defined California sub-class, and a sub-class of individuals whose cryptocurrency assets were stolen by those who received personally identifiable information as a result of the breach. Plaintiffs request damages, pre- and post-judgment interest, attorneys’ fees, and any other relief allowable under law. On October 30, 2025, the Company filed a motion to dismiss the amended complaint. On July 28, 2026, the Court granted in part and denied in part the Company’s motion to dismiss. The Company is unable to predict, with a reasonable degree of certainty, the likely outcome of this litigation.
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

On July 7, 2026, a lawsuit captioned Tommy Gardner vs. Ledger SAS, Ledger Technologies, Inc., Shopify, Inc., TaskUs, Inc., TaskUs USA, LLC, TaskUs Holdings, Inc., No. 2026-45412, was filed in the District Court for Harris County, Texas. The complaint alleges the named defendants failed to exercise reasonable care in securing and safeguarding consumer information in connection with a data breach impacting Ledger SAS cryptocurrency hardware wallets, resulting in the unauthorized public release and subsequent misuse of personally identifiable information. The plaintiff seeks equitable and monetary relief and alleges damages in excess of $3,000,000. The Company was served on or about July 16, 2026 and has not yet filed a responsive pleading. The Company is unable to predict, with a reasonable degree of certainty, the likely outcome of this litigation.
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
10. Stock-Based Compensation
As required by the 2019 TaskUs, Inc. Stock Incentive Plan and TaskUs, Inc. 2021 Omnibus Incentive Plan (collectively, the "Incentive Plans"), the Company made proportionate adjustments to the terms of outstanding awards in conjunction with the special cash dividend of $3.65 per share (the "Equity Adjustment"). The Company determined that the Equity Adjustment was a modification of the outstanding awards in conjunction with an equity restructuring, in accordance with Accounting Standards Codification Topic 718, Compensation - Stock Compensation. The awards were adjusted as follows:
•Each vested, in-the-money stock option will receive a payment of $3.65, resulting in $1.2 million stock-based compensation expense recognized primarily in selling, general and administrative expense on the condensed consolidated statements of income for the six months ended June 30, 2026.
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
The following table summarizes the stock option, RSU and PSU activity for the six months ended June 30, 2026:

	Options		RSUs		PSUs
	Number of options	Weighted - average exercise price(1)	Number of RSUs	Weighted - average grant date fair value(2)	Number of PSUs	Weighted - average grant date fair value(2)(3)
Outstanding at January 1, 2026	3,599,988	$22.19	3,570,679	$13.96	636,198	$12.51
Granted	—	$—	2,058,661	$10.01	356,136	$10.60
Exercised or released	(20,494)	$3.81	(1,594,394)	$15.05	(74,914)	$13.33
Forfeited, cancelled, or expired	(241,487)	$26.49	(436,645)	$11.79	(117,363)	$12.15
Outstanding at June 30, 2026	3,338,007	$18.46	3,598,301	$11.49	800,057	$11.87
(1) Outstanding at June 30, 2026 includes the exercise price reduction for out-of-the-money stock options.
(2) Includes the liability-classified portion of the award as the fair value did not change.
(3) Excludes award tranches for which there is no grant date or grant date fair value.
The PSUs granted during the six months ended June 30, 2026 vest contingently over three years subject to continued service and the achievement of certain Revenue and Adjusted EBITDA targets (performance conditions). The performance targets for the second and third tranches of these awards shall be determined by the Compensation Committee of the Board of Directors during the first fiscal quarter of each year. As a result, there is no grant date or grant date fair value for these tranches since there is not a mutual understanding between the grantor and grantee of the key terms and conditions.

The following table summarizes the components of stock-based compensation expense recognized for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Cost of services	$226	$250	$517	$452
Selling, general and administrative expense	3,541	8,057	9,821	16,604
Total	$3,767	$8,307	$10,338	$17,056
As of June 30, 2026, there was $23.8 million and $0.7 million of unrecognized compensation expense related to the Company’s unvested RSUs and PSUs, respectively, that is expected to be recognized over a weighted-average period of 1.5 years and 0.6 years, respectively. Certain PSUs contain performance conditions, which may result in a different amount of expense recognized over the term of the awards.
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
The Company recorded provision for income taxes of $7.5 million and $7.0 million in the three months ended June 30, 2026 and 2025, respectively. The effective tax rate was 25.6% and 25.9% for the three months ended June 30, 2026 and 2025, respectively.
The Company recorded provision for income taxes of $19.5 million and $15.6 million in the six months ended June 30, 2026 and 2025, respectively. The effective tax rate was 29.6% and 27.5% for the six months ended June 30, 2026 and 2025, respectively. The difference between the effective tax rate and the 21% federal statutory rate in the six months ended June 30, 2026 was primarily due to nondeductible compensation of officers, tax deficiency resulting from stock-based compensation vestings and Base Erosion and Anti-Abuse Tax. The difference between the effective tax rate and the 21% federal statutory rate in the six months ended June 30, 2025 was primarily due to state taxes, Global Intangible Low-Taxed Income inclusion and nondeductible compensation of officers, partially offset by Foreign-Derived Intangible Income and other discrete items.
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
The following table summarizes the computation of basic and diluted earnings per share for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share data)	2026	2025	2026	2025
Numerator:
Net income	$21,969	$20,047	$46,301	$41,195
Denominator:
Weighted-average common shares outstanding – basic	91,620,230	89,493,215	91,206,490	89,766,782
Effect of dilutive securities	875,534	3,083,590	1,588,393	3,349,391
Weighted-average common shares outstanding – diluted	92,495,764	92,576,805	92,794,883	93,116,173
Net income per common share:
Basic	$0.24	$0.22	$0.51	$0.46
Diluted	$0.24	$0.22	$0.50	$0.44

The Company excluded 5,031,216 and 4,160,685 potential common stock equivalents from the computation of diluted EPS for the three and six months ended June 30, 2026, respectively, and 3,159,946 and 3,175,817 potential common stock equivalents from the computation of diluted EPS for the three and six months ended June 30, 2025, respectively, because the effect would have been anti-dilutive. There were 800,057 and 578,110 potential common stock equivalents outstanding as of June 30, 2026 and 2025, respectively, with market or performance conditions which were not met at the relevant date, that were excluded from the calculation of diluted EPS.
13. Accumulated Other Comprehensive Loss
The following tables summarize the changes in accumulated balances of other comprehensive income (loss) for the three and six months ended June 30, 2026:

(in thousands)	Foreign Currency Translation Adjustments	Retirement Benefit Reserves	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of March 31, 2026	$(32,707)	$792	$(3,532)	$(35,447)
Other comprehensive income (loss) before reclassifications	(3,050)	(8)	2,567	(491)
Income tax effects	—	(11)	(599)	(610)
Amounts reclassified from accumulated other comprehensive income	—	—	1,324	1,324
Income tax effects	—	—	(308)	(308)
Other comprehensive income (loss)	(3,050)	(19)	2,984	(85)
Balance as of June 30, 2026	$(35,757)	$773	$(548)	$(35,532)

(in thousands)	Foreign Currency Translation Adjustments	Retirement Benefit Reserves	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of December 31, 2025	$(24,172)	$825	$(1,348)	$(24,695)
Other comprehensive loss before reclassifications	(11,585)	(49)	(379)	(12,013)
Income tax effects	—	(3)	88	85
Amounts reclassified from accumulated other comprehensive loss	—	—	1,422	1,422
Income tax effects	—	—	(331)	(331)
Other comprehensive income (loss)	(11,585)	(52)	800	(10,837)
Balance as of June 30, 2026	$(35,757)	$773	$(548)	$(35,532)
The following tables summarize the changes in accumulated balances of other comprehensive income (loss) for the three and six months ended June 30, 2025:

(in thousands)	Foreign Currency Translation Adjustments	Retirement Benefit Reserves	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of March 31, 2025	$(18,422)	$(418)	$1,949	$(16,891)
Other comprehensive income (loss) before reclassifications	4,729	(31)	5,452	10,150
Income tax effects	—	3	(1,177)	(1,174)
Amounts reclassified from accumulated other comprehensive income	—	—	(1,898)	(1,898)
Income tax effects	—	—	396	396
Other comprehensive income (loss)	4,729	(28)	2,773	7,474
Balance as of June 30, 2025	$(13,693)	$(446)	$4,722	$(9,417)

(in thousands)	Foreign Currency Translation Adjustments	Retirement Benefit Reserves	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of December 31, 2024	$(21,659)	$(397)	$(3,333)	$(25,389)
Other comprehensive income (loss) before reclassifications	7,966	(54)	11,548	19,460
Income tax effects	—	5	(2,427)	(2,422)
Amounts reclassified from accumulated other comprehensive loss	—	—	(1,350)	(1,350)
Income tax effects	—	—	284	284
Other comprehensive income (loss)	7,966	(49)	8,055	15,972
Balance as of June 30, 2025	$(13,693)	$(446)	$4,722	$(9,417)
14. Segment Information
Our chief executive officer is our chief operating decision maker, who allocates resources to, and assesses the performance of, each operating segment using information based on factors including client demand and capacity and consolidated net income. Therefore, the Company has determined that it operates in a single operating and reportable segment.
The following table presents the significant expenses for the Company’s single segment:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Operating expenses:
Personnel costs (Cost of services)(1)	$166,327	$152,754	$329,640	$296,700
Operating costs (Selling, general, and administrative expense)(2)	51,081	49,142	101,593	97,258
Stock-based compensation expense(3)	3,787	8,428	10,710	17,646
Non-operating costs (Selling, general, and administrative expense)(4)	—	11,088	1,146	11,391
Other (Cost of services)(5)	35,151	27,562	69,331	54,584
Depreciation	11,594	9,867	22,623	19,870
Amortization of intangible assets	5,004	4,997	10,010	9,973
Loss (gain) on disposal of assets	2,600	(114)	2,549	(144)
Total operating expenses	$275,544	$263,724	$547,602	$507,278
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
(4)    Represents transaction costs during 2026 and transaction and operational efficiency costs during 2025.
(5)    Represents other costs that can be directly attributed to delivery of services, including the costs for sites and technology, recruiting, professional development and employee engagement.
15. Related Party
Refinancing
In connection with the Refinancing, the Company entered into an agreement to pay Blackstone Securities Partners L.P., an affiliate of Blackstone, a fee of $1.0 million, which amount remained payable as of June 30, 2026, and agreed to certain indemnification undertakings, as compensation for the provision of certain financial intermediary and advisory services.

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
This Quarterly Report includes certain historical consolidated financial and other data for TaskUs, Inc. ("we," "us," "our" or the "Company"). The following discussion provides a narrative of our results of operations and financial condition for the three and six months ended June 30, 2026 and 2025.
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
On March 11, 2026, we entered into the 2026 Credit Agreement, which included the $500.0 million 2026 Term Loan Facility and the $100.0 million 2026 Revolving Credit Facility (the "Refinancing"). The proceeds of the 2026 Term Loan Facility, and cash on the Company's balance sheet, were used to repay all borrowings under the 2022 Credit Facilities, pay related fees and expenses, and fund the Special Dividend.
As required by the 2019 TaskUs, Inc. Stock Incentive Plan and TaskUs, Inc. 2021 Omnibus Incentive Plan, we made proportionate adjustments to the terms of outstanding awards in conjunction with the Special Dividend (the "Equity Adjustment"). The Equity Adjustment resulted in $1.2 million stock-based compensation expense, recognized primarily in selling, general and administrative expense on the condensed consolidated statements of income for the six months ended June 30, 2026, and a reclassification of $6.7 million from additional paid-in capital to accrued payroll and employee-related liabilities.
See Note 7, "Long-Term Debt" and Note 10, "Stock-Based Compensation" in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional information.

Recent Financial Highlights
For the three months ended June 30, 2026, we recorded service revenue of $308.9 million, a 5.0% increase from $294.1 million for the three months ended June 30, 2025. For the six months ended June 30, 2026, we recorded service revenue of $615.1 million, a 7.6% increase from $571.9 million for the six months ended June 30, 2025.
Net income for the three months ended June 30, 2026 increased to $22.0 million from $20.0 million for the three months ended June 30, 2025. This increase is due primarily to revenue growth, lower selling, general and administrative expense and foreign currency gains, partially offset by higher cost of services and financing expenses. Adjusted Net Income for the three months ended June 30, 2026 decreased 22.8% to $30.6 million from $39.7 million for the three months ended June 30, 2025. Adjusted EBITDA for the three months ended June 30, 2026 decreased 11.2% to $57.7 million from $65.0 million for the three months ended June 30, 2025. Adjusted Net Income and Adjusted EBITDA are non-GAAP financial measures. For definitions and reconciliations to net income, the most directly comparable measure in accordance with GAAP, see "Non-GAAP Financial Measures."
Net income for the six months ended June 30, 2026 increased to $46.3 million from $41.2 million for the six months ended June 30, 2025. This increase is due primarily to revenue growth, lower selling, general and administrative expense and foreign currency gains, partially offset by higher cost of services. Adjusted Net Income for the six months ended June 30, 2026 decreased 16.2% to $63.4 million from $75.6 million for the six months ended June 30, 2025. Adjusted EBITDA for the six months ended June 30, 2026 decreased 6.4% to $116.2 million from $124.2 million for the six months ended June 30, 2025.
Our operating results in any period are not necessarily indicative of the results that may be expected for any future period.
Results of Operations
Comparison of the Three Months Ended June 30, 2026 and 2025
The following tables set forth certain historical consolidated financial information for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,		Period over Period Change
(in thousands, except %)	2026	2025	($)	(%)
Service revenue	$308,855	$294,086	$14,769	5.0%
Operating expenses:
Cost of services	201,705	180,568	21,137	11.7%
Selling, general and administrative expense	54,641	68,406	(13,765)	(20.1)%
Depreciation	11,594	9,867	1,727	17.5%
Amortization of intangible assets	5,004	4,997	7	0.1%
Loss (gain) on disposal of assets	2,600	(114)	2,714	NM
Total operating expenses	275,544	263,724	11,820	4.5%
Operating income	33,311	30,362	2,949	9.7%
Other income, net	(5,033)	(1,327)	(3,706)	279.3%
Financing expenses	8,835	4,635	4,200	90.6%
Income before income taxes	29,509	27,054	2,455	9.1%
Provision for income taxes	7,540	7,007	533	7.6%
Net income	$21,969	$20,047	$1,922	9.6%
NM = not meaningful
Service revenue
Service revenue by service offering
The following table presents the breakdown of our service revenue by service offering for each period:

	Three months ended June 30,		Period over Period Change
(in thousands, except %)	2026	2025	($)	(%)
Digital Customer Experience	$175,691	$165,082	$10,609	6.4%
Trust & Safety	67,061	76,451	(9,390)	(12.3)%
AI Services	66,103	52,553	13,550	25.8%
Service revenue	$308,855	$294,086	$14,769	5.0%

Digital Customer Experience was primarily driven by an increase from existing clients, mainly in Mobility, Logistics & Travel, partially offset by a decrease in Financial Services. The remaining increase was primarily driven by new clients, mainly in Technology.
Trust & Safety was primarily driven by a decrease from existing clients, mainly in Social Media and Retail & eCommerce, partially offset by an increase in Technology. The decrease was partially offset by new clients, mainly in Professional Services and Financial Services.
AI Services was primarily driven by an increase from existing clients, mainly in Mobility, Logistics & Travel, partially offset by a decrease in Social Media. The remaining increase was primarily driven by new clients, mainly in Mobility, Logistics & Travel.
Service revenue by delivery geography
We deliver our services from multiple locations around the world; however, the majority of our service revenues are derived from contracts that require payment in United States dollars, regardless of whether the clients are located in the United States.
The following table presents the breakdown of our service revenue by geographical location, based on where the services are provided, for each period:

	Three months ended June 30,		Period over Period Change
(in thousands, except %)	2026	2025	($)	(%)
Philippines	$157,023	$160,191	$(3,168)	(2.0)%
United States	47,103	32,393	14,710	45.4%
India	37,827	37,079	748	2.0%
Rest of World	66,902	64,423	2,479	3.8%
Service revenue	$308,855	$294,086	$14,769	5.0%
Philippines: AI Services contributed 4.5% of the total decrease primarily driven by clients in Social Media, partially offset by clients in Mobility, Logistics & Travel. Trust & Safety contributed 3.1% of the total decrease primarily driven by clients in Social Media and Financial Services, partially offset by clients in Technology. These decreases were partially offset by a 5.6% increase contributed by Digital Customer Experience primarily driven by clients in Mobility, Logistics & Travel, Financial Services, Retail & eCommerce and Technology.
United States: AI Services contributed 61.2% of the total increase primarily driven by clients in Mobility, Logistics & Travel. The increase was partially offset by an 11.1% decrease contributed by Digital Customer Experience, primarily driven by clients in Mobility, Logistics & Travel, and by a 4.7% decrease contributed by Trust & Safety primarily driven by clients in Social Media.
India: Digital Customer Experience contributed 16.1% of the total increase primarily driven by clients in Mobility, Logistics & Travel and Technology, partially offset by clients in Financial Services. These increases were partially offset by a 7.7% decrease contributed by Trust & Safety primarily driven by clients in Social Media, and by a 6.4% decrease contributed by AI Services primarily driven by clients in Mobility, Logistics & Travel.
Rest of World: AI Services contributed 5.0% of the total increase primarily driven by clients in Mobility, Logistics & Travel. These increases were partially offset by a 1.0% decrease contributed by Digital Customer Experience primarily driven by clients in Financial Services and Mobility, Logistics & Travel, partially offset by clients in Entertainment & Gaming, Technology and Healthcare, as well as a 0.2% decrease contributed by Trust & Safety. Growth in the Rest of World was led by Egypt and Latin America.
Operating expenses
Cost of services
The increase was primarily driven by higher personnel costs of $13.5 million associated with increased headcount and the operating shift to higher cost geographies. The remaining increase included facilities costs associated with site expansion and enhanced security measures.
Selling, general and administrative expense
The decrease was primarily driven by lower transaction costs of $10.2 million and lower personnel costs of $4.6 million, due to a $4.5 million reduction in stock-based compensation expense.

Depreciation
The increase was primarily driven by site expansions and the acquisition of technology hardware to support increased headcount.
Loss (gain) on disposal of assets
The change was associated with optimizing our footprint in 2026, resulting in exiting certain sites in Latin America.
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
Provision for income taxes
The effective tax rate for the three months ended June 30, 2026 and 2025 was 25.6% and 25.9%, respectively. Costs related to the issuance of stock-based compensation, operational efficiency costs, transactions costs and severance within the provision for income taxes calculation are adjusted for Non-GAAP purposes. If those costs are removed, the provision for income taxes would have been $7.4 million and $12.1 million and the effective tax rate would have been 21.5% and 25.8% for the three months ended June 30, 2026 and 2025, respectively.
Comparison of the Six Months Ended June 30, 2026 and 2025
The following tables set forth certain historical consolidated financial information for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,		Period over Period Change
(in thousands, except %)	2026	2025	($)	(%)
Service revenue	$615,121	$571,878	$43,243	7.6%
Operating expenses:
Cost of services	399,495	351,749	47,746	13.6%
Selling, general and administrative expense	112,925	125,830	(12,905)	(10.3)%
Depreciation	22,623	19,870	2,753	13.9%
Amortization of intangible assets	10,010	9,973	37	0.4%
Loss (gain) on disposal of assets	2,549	(144)	2,693	NM
Total operating expenses	547,602	507,278	40,324	7.9%
Operating income	67,519	64,600	2,919	4.5%
Other income, net	(12,359)	(1,500)	(10,859)	NM
Financing expenses	14,103	9,298	4,805	51.7%
Income before income taxes	65,775	56,802	8,973	15.8%
Provision for income taxes	19,474	15,607	3,867	24.8%
Net income	$46,301	$41,195	$5,106	12.4%
NM = not meaningful
Service revenue
Service revenue by service offering
The following table presents the breakdown of our service revenue by service offering for each period:

	Six months ended June 30,		Period over Period Change
(in thousands, except %)	2026	2025	($)	(%)
Digital Customer Experience	$344,181	$324,944	$19,237	5.9%
Trust & Safety	142,896	148,911	(6,015)	(4.0)%
AI Services	128,044	98,023	30,021	30.6%
Service revenue	$615,121	$571,878	$43,243	7.6%

Digital Customer Experience was primarily driven by an increase from existing clients, mainly in Mobility, Logistics & Travel, Technology, Entertainment & Gaming and Healthcare, partially offset by a decrease in Financial Services and Professional Services. The remaining increase was primarily driven by new clients, mainly in Technology, Mobility, Logistics & Travel and Healthcare.
Trust & Safety was primarily driven by a decrease from existing clients, mainly in Social Media and Retail & eCommerce, partially offset by an increase in Technology and Financial Services. The decrease was partially offset by new clients, mainly in Financial Services and Professional Services.
AI Services was primarily driven by an increase from existing clients, mainly in Mobility, Logistics & Travel, partially offset by a decrease in Social Media. The remaining increase was primarily driven by new clients, mainly in Mobility, Logistics & Travel and Technology.
Service revenue by delivery geography
We deliver our services from multiple locations around the world; however, the majority of our service revenues are derived from contracts that require payment in United States dollars, regardless of whether the clients are located in the United States.
The following table presents the breakdown of our service revenue by geographical location, based on where the services are provided, for each period:

	Six months ended June 30,		Period over Period Change
(in thousands, except %)	2026	2025	($)	(%)
Philippines	$317,023	$311,908	$5,115	1.6%
United States	88,316	65,614	22,702	34.6%
India	78,005	72,507	5,498	7.6%
Rest of World	131,777	121,849	9,928	8.1%
Service revenue	$615,121	$571,878	$43,243	7.6%
Philippines: Digital Customer Experience contributed 4.4% of the total increase primarily driven by clients in Mobility, Logistics & Travel, Technology, Financial Services and Social Media. These increases were partially offset by a 2.0% decrease contributed by AI Services primarily driven by clients in Social Media, partially offset by clients in Mobility, Logistics & Travel, and a 0.8% decrease contributed by Trust & Safety primarily driven by clients in Social Media, Retail & eCommerce and Financial Services, partially offset by clients in Technology.
United States: AI Services contributed 53.6% of the total increase primarily driven by clients in Mobility, Logistics & Travel. The increase was partially offset by an 15.0% decrease contributed by Digital Customer Experience, primarily driven by clients in Mobility, Logistics & Travel, Financial Services and Healthcare, and by a 4.0% decrease contributed by Trust & Safety primarily driven by clients in Social Media, partially offset by clients in Financial Services.
India: Digital Customer Experience contributed 22.4% of the total increase primarily driven by clients in Mobility, Logistics & Travel and Technology. These increases were partially offset by a 9.1% decrease contributed by Trust & Safety primarily driven by clients in Social Media and Technology, and by a 5.7% decrease contributed by AI Services primarily driven by clients in Mobility, Logistics & Travel.
Rest of World: Trust & Safety contributed 4.8% of the total increase primarily driven by clients in Social Media and Financial Services. AI Services contributed 4.3% of the total increase primarily driven by clients in Mobility, Logistics & Travel and Social Media. These increases were partially offset by a 1.0% decrease contributed by Digital Customer Experience primarily driven by clients in Financial Services, Mobility, Logistics & Travel and Professional Services, partially offset by clients in Entertainment & Gaming. Growth in the Rest of World was led by Latin America and Egypt.
Operating expenses
Cost of services
The increase was primarily driven by higher personnel costs of $33.0 million associated with increased headcount and the operating shift to higher cost geographies. The remaining increase included facilities costs associated with site expansion and enhanced security measures.
Selling, general and administrative expense
The decrease was primarily driven by lower transaction costs of $9.0 million and personnel costs of $5.5 million, due to a $6.8 million reduction in stock-based compensation expense, partially offset by increased software costs.

Depreciation
The increase was primarily driven by site expansions and the acquisition of technology hardware to support increased headcount.
Loss (gain) on disposal of assets
The change was associated with optimizing our footprint in 2026, resulting in exiting certain sites in Latin America.
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
Provision for income taxes
The effective tax rate for the six months ended June 30, 2026 and 2025 was 29.6% and 27.5%, respectively. Costs related to the issuance of stock-based compensation, operational efficiency costs, transactions costs and severance within the provision for income taxes calculation are adjusted for Non-GAAP purposes. If those costs are removed, the provision for income taxes would have been $18.4 million and $22.3 million and the effective tax rate would have been 23.3% and 25.7% for the six months ended June 30, 2026 and 2025, respectively.
Revenue by Top Clients
The table below sets forth the percentage of our total service revenue derived from our largest clients for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Client A	20%	26%	22%	26%
Client B	11%	Less than 10%	Less than 10%	Less than 10%
Top ten clients	64%	58%	63%	58%
Top twenty clients	75%	71%	74%	71%
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
The following table reconciles net income, the most directly comparable GAAP measure, to Adjusted Net Income for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,		Period over Period Change
(in thousands, except %)	2026	2025	($)	(%)
Net income	$21,969	$20,047	$1,922	9.6%
Amortization of intangible assets	5,004	4,997	7	0.1%
Transaction costs(1)	—	10,164	(10,164)	(100.0)%
Operational efficiency costs(2)	—	924	(924)	(100.0)%
Foreign currency losses (gains)(3)	(3,854)	139	(3,993)	NM
Loss (gain) on disposal of assets	2,600	(114)	2,714	NM
Severance costs(4)	943	156	787	NM
Stock-based compensation expense(5)	3,787	8,428	(4,641)	(55.1)%
Tax impacts of adjustments(6)	182	(5,044)	5,226	NM
Adjusted Net Income	$30,631	$39,697	$(9,066)	(22.8)%
Net Income Margin(7)	7.1%	6.8%
Adjusted Net Income Margin(7)	9.9%	13.5%
NM = not meaningful
(1) Represents non-recurring professional fees related to the take-private transaction.
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
(6) Represents tax impacts of adjustments to net income which resulted in a tax benefit during the period, including stock-based compensation expense, transaction costs, operational efficiency costs and severance. After these adjustments, we applied a non-GAAP effective tax rate of 21.5% and 25.8% for the three months ended June 30, 2026 and 2025, respectively, to non-GAAP income before income taxes.
(7) Net Income Margin represents net income divided by service revenue and Adjusted Net Income Margin represents Adjusted Net Income divided by service revenue.

The following table reconciles net income, the most directly comparable GAAP measure, to Adjusted Net Income for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,		Period over Period Change
(in thousands, except %)	2026	2025	($)	(%)
Net income	$46,301	$41,195	$5,106	12.4%
Amortization of intangible assets	10,010	9,973	37	0.4%
Transaction costs(1)	1,146	10,164	(9,018)	(88.7)%
Operational efficiency costs(2)	—	1,227	(1,227)	(100.0)%
Foreign currency losses (gains)(3)	(9,457)	1,449	(10,906)	NM
Loss (gain) on disposal of assets	2,549	(144)	2,693	NM
Severance costs(4)	1,015	835	180	21.6%
Stock-based compensation expense(5)	10,710	17,646	(6,936)	(39.3)%
Tax impacts of adjustments(6)	1,111	(6,710)	7,821	NM
Adjusted Net Income	$63,385	$75,635	$(12,250)	(16.2)%
Net Income Margin(7)	7.5%	7.2%
Adjusted Net Income Margin(7)	10.3%	13.2%
NM = not meaningful
(1) Represents non-recurring professional fees related to the Refinancing and Special Dividend in 2026 and take-private transaction in 2025.
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
(6) Represents tax impacts of adjustments to net income which resulted in a tax benefit during the period, including stock-based compensation expense, transaction costs, operational efficiency costs and severance. After these adjustments, we applied a non-GAAP effective tax rate of 23.3% and 25.7% for the six months ended June 30, 2026 and 2025, respectively, to non-GAAP income before income taxes.
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
The following table reconciles GAAP diluted EPS, the most directly comparable GAAP measure, to Adjusted EPS for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
GAAP diluted EPS	$0.24	$0.22	$0.50	$0.44
Per share adjustments to net income(1)	0.09	0.21	0.18	0.37
Adjusted EPS	$0.33	$0.43	$0.68	$0.81

Weighted-average common shares outstanding – diluted	92,495,764	92,576,805	92,794,883	93,116,173
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
The following table reconciles net income, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,		Period over Period Change
(in thousands, except %)	2026	2025	($)	(%)
Net income	$21,969	$20,047	$1,922	9.6%
Provision for income taxes	7,540	7,007	533	7.6%
Financing expenses	8,835	4,635	4,200	90.6%
Depreciation	11,594	9,867	1,727	17.5%
Amortization of intangible assets	5,004	4,997	7	0.1%
EBITDA	$54,942	$46,553	$8,389	18.0%
Transaction costs(1)	—	10,164	(10,164)	(100.0)%
Operational efficiency costs(2)	—	924	(924)	(100.0)%
Foreign currency losses (gains)(3)	(3,854)	139	(3,993)	NM
Loss (gain) on disposal of assets	2,600	(114)	2,714	NM
Severance costs(4)	943	156	787	NM
Stock-based compensation expense(5)	3,787	8,428	(4,641)	(55.1)%
Interest income(6)	(749)	(1,298)	549	(42.3)%
Adjusted EBITDA	$57,669	$64,952	$(7,283)	(11.2)%
Net Income Margin(7)	7.1%	6.8%
Adjusted EBITDA Margin(7)	18.7%	22.1%
NM = not meaningful
(1) Represents non-recurring professional fees related to the take-private transaction.
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

The following table reconciles net income, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,		Period over Period Change
(in thousands, except %)	2026	2025	($)	(%)
Net income	$46,301	$41,195	$5,106	12.4%
Provision for income taxes	19,474	15,607	3,867	24.8%
Financing expenses	14,103	9,298	4,805	51.7%
Depreciation	22,623	19,870	2,753	13.9%
Amortization of intangible assets	10,010	9,973	37	0.4%
EBITDA	$112,511	$95,943	$16,568	17.3%
Transaction costs(1)	1,146	10,164	(9,018)	(88.7)%
Operational efficiency costs(2)	—	1,227	(1,227)	(100.0)%
Foreign currency losses (gains)(3)	(9,457)	1,449	(10,906)	NM
Loss (gain) on disposal of assets	2,549	(144)	2,693	NM
Severance costs(4)	1,015	835	180	21.6%
Stock-based compensation expense(5)	10,710	17,646	(6,936)	(39.3)%
Interest income(6)	(2,245)	(2,896)	651	(22.5)%
Adjusted EBITDA	$116,229	$124,224	$(7,995)	(6.4)%
Net Income Margin(7)	7.5%	7.2%
Adjusted EBITDA Margin(7)	18.9%	21.7%
NM = not meaningful
(1) Represents non-recurring professional fees related to the Refinancing and Special Dividend in 2026 and take-private transaction in 2025.
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
The following table reconciles net cash provided by operating activities, the most directly comparable GAAP measure, to Free Cash Flow for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,
	2026	2025
Net cash provided by operating activities	$89,412	$53,285
Purchase of property and equipment	(20,707)	(31,451)
Free Cash Flow	$68,705	$21,834
Conversion of Adjusted EBITDA to Free Cash Flow(1)	59.1%	17.6%
(1) Conversion of Adjusted EBITDA to Free Cash Flow represents Free Cash Flow divided by Adjusted EBITDA.
Liquidity and Capital Resources
As of June 30, 2026, our principal sources of liquidity were cash and cash equivalents totaling $180.3 million, which were held for working capital purposes, as well as the borrowing availability under the 2026 Revolving Credit Facility of $100.0 million.

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
As of June 30, 2026, our total indebtedness, net of debt financing fees was $492.0 million. The interest rate in effect for the 2026 Term Loan Facility as of June 30, 2026 was 6.482% per annum. We were in compliance with all covenants under the 2026 Credit Agreement as of June 30, 2026. See Note 7, "Long-Term Debt" in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our debt.
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
Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated:

	Six months ended June 30,
(in thousands)	2026	2025
Net cash provided by operating activities	$89,412	$53,285
Net cash used in investing activities	(20,707)	(31,451)
Net cash used in financing activities	(89,453)	(33,493)
Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2026 was $89.4 million compared to net cash provided by operating activities of $53.3 million for the six months ended June 30, 2025. Net cash provided by operating activities for the six months ended June 30, 2026 reflects net income of $46.3 million and the add back for non-cash charges totaling $46.4 million, partially offset by changes in operating assets and liabilities of $3.2 million. Non-cash charges primarily consisted of $22.6 million of depreciation, $10.3 million in stock-based compensation expense and $10.0 million of amortization related to intangibles. Net cash provided by operating activities for the six months ended June 30, 2025 reflects net income of $41.2 million and the add back for non-cash charges totaling $44.4 million, partially offset by changes in operating assets and liabilities of $32.3 million. Non-cash charges primarily consisted of $19.9 million of depreciation, $17.1 million in stock-based compensation expense and $10.0 million of amortization related to intangibles.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2026 was $20.7 million compared to net cash used in investing activities of $31.5 million for the six months ended June 30, 2025. Purchase of property and equipment decreased primarily due to lower site build-out costs, partially offset by an increase in technology hardware purchases.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2026 was $89.5 million compared to net cash used by financing activities of $33.5 million for the six months ended June 30, 2025. The increase was due primarily to the $332.8 million distribution of dividends and payments on long-term debt and debt financing fees, partially offset by $500.0 million in proceeds from long-term debt and lower payments for stock repurchases.
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
Foreign Currency Risk
Our exposure to market risk arises principally from exchange rate risk. Although substantially all of our revenues are denominated in U.S. dollars, a substantial portion of our expenses were incurred and paid in the Philippine peso, Indian rupee, Mexican peso, Colombian peso and euro, in the six months ended June 30, 2026 and 2025. We also incur expenses in U.S. dollars, and currencies of the other countries in which we have operations. The exchange rates among the Philippine peso, Indian rupee, Mexican peso, Colombian peso, euro and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future.
The following table presents a summary of foreign currency exchange rates and changes for the periods indicated:

	Philippine Peso	Indian Rupee	Mexican Peso	Colombian Peso	Euro
Average exchange rate against the U.S. dollar
Six months ended June 30, 2026	59.95	93.02	17.48	3,659.24	0.86
Six months ended June 30, 2025	57.11	86.09	19.97	4,192.17	0.92
Depreciation (appreciation)	5.0%	8.0%	(12.5)%	(12.7)%	(6.5)%
Based on our level of operations during the six months ended June 30, 2026, and excluding any forward contract arrangements that we had in place during that period, a 10% appreciation (depreciation) of each foreign currency against the U.S. dollar would have increased (decreased) our expenses incurred and paid in that foreign currency as follows:

(in thousands)	Philippine Peso	Indian Rupee	Mexican Peso	Colombian Peso	Euro
10% appreciation	$22,356	$6,974	$2,359	$6,676	$3,922
10% depreciation	$(18,291)	$(5,706)	$(1,930)	$(5,462)	$(3,209)
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
Interest Rate Risk
Our exposure to market risk is influenced by the changes in interest rates paid on any outstanding balance on our borrowings, mainly under our 2026 Credit Facilities. All of our borrowings outstanding under the 2026 Credit Facilities as of June 30, 2026 accrue interest at Term SOFR plus 2.75%. As of June 30, 2026 our total principal balance outstanding was $500.0 million and the interest rate in effect was 6.482% per annum. Based on the outstanding balances and interest rates under the 2026 Credit Facilities as of June 30, 2026, a hypothetical 10% increase or decrease in Term SOFR would cause an increase or decrease in interest expense of approximately $1.9 million over the next 12 months.

Credit Risk
As of June 30, 2026, we had accounts receivable, net of allowance for credit losses, of $245.4 million, of which $160.7 million was owed by ten of our clients. Collectively, these clients represented approximately 65% of our gross accounts receivable as of June 30, 2026.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
The Company's management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2026. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, the design and operation of the Company's disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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

3.2	Certificate of Change of Registered Agent and Registered Office of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K filed on March 8, 2024).

3.3	Third Amended and Restated Bylaws of TaskUs, Inc., dated as of March 2, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 7, 2023).

10.1*†	Amendment to the Performance Stock Unit Agreement (under the TaskUs, Inc. 2021 Omnibus Incentive Award Plan) dated June 3, 2024 between the Company and Bryce Maddock.

10.2*†	Retention Bonus and Repayment Agreement, dated as of May 15, 2026, by and between TaskUs Holdings, Inc. and Jarrod Johnson

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document– the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

TASKUS, INC.
(Registrant)

Date:	August 6, 2026	By:	/s/ Bryce Maddock
Bryce Maddock
Chief Executive Officer
(Principal Executive Officer)
(Authorized Signatory)

Date:	August 6, 2026	By:	/s/ Rishabh Khemka
Rishabh Khemka
Chief Financial Officer
(Principal Financial Officer)