Form 10-Q
period 2026-09-30
TaskUs, Inc.
filed 2026-11-05
CIK 1829864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of October 30, 2026, the number of shares outstanding of the registrant’s common stock was as follows: Class A common stock, par value $0.01 per share: 36,698,979; Class B common stock, par value $0.01 per share: 55,032,694.

TASKUS, INC.
Quarterly Report on Form 10-Q
For Quarterly Period Ended September 30, 2026

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

WEBSITE AND SOCIAL MEDIA DISCLOSURE
We use our website (www.taskus.com) and our social media outlets, such as Facebook, Instagram, LinkedIn, YouTube, X and TikTok as channels of distribution of Company information. In addition, our Chief Executive Officer, Bryce Maddock, and Chief Financial Officer, Rishabh Khemka, may post information regarding the Company on their personal LinkedIn profiles (https://www.linkedin.com/in/brycemaddock and https://www.linkedin.com/in/rishabh-khemka-3060032a). The information we post through these channels may be deemed material. Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s website at ir.taskus.com, its Facebook page at facebook.com/taskus/, its Instagram page at instagram.com/taskus/, its LinkedIn page at linkedin.com/company/taskus/, its YouTube account at youtube.com/@taskus, its X account at x.com/taskus and its TikTok account at tiktok.com/@taskusph. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the “Shareholder Resources—Email Alerts” section of our investor relations website at ir.taskus.com. The contents of our website and social media channels are not, however, a part of this Quarterly Report.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
TASKUS, INC.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$189,690	$211,676
Accounts receivable, net of allowance for credit losses of $1,061 and $911, respectively	266,410	254,053
Income tax receivable	6,398	524
Prepaid expenses and other current assets	47,574	42,994
Total current assets	510,072	509,247
Noncurrent assets:
Property and equipment, net	85,618	95,426
Operating lease right-of-use assets	53,291	53,167
Deferred tax assets	12,429	12,366
Intangibles	138,248	153,490
Goodwill	218,728	219,533
Other noncurrent assets	10,510	7,536
Total noncurrent assets	518,824	541,518
Total assets	$1,028,896	$1,050,765
Liabilities and Shareholders’ Equity
Liabilities:
Current liabilities:
Accounts payable and accrued liabilities	$40,035	$45,242
Accrued payroll and employee-related liabilities	74,918	64,549
Current portion of debt	23,287	21,559
Current portion of operating lease liabilities	20,607	19,284
Current portion of income tax payable	3,570	9,354
Deferred revenue	8,259	3,273
Total current liabilities	170,676	163,261
Noncurrent liabilities:
Income tax payable	13,843	9,752
Long-term debt	462,897	219,798
Operating lease liabilities	35,265	37,086
Accrued payroll and employee-related liabilities	9,787	6,575
Deferred tax liabilities	13,927	14,304
Other noncurrent liabilities	197	—
Total noncurrent liabilities	535,916	287,515
Total liabilities	706,592	450,776
Commitments and Contingencies (See Note 9)
Shareholders’ equity:
Class A common stock, $0.01 par value. Authorized 2,500,000,000; 52,121,737 issued and 36,685,513 outstanding and 50,899,239 issued and 35,463,015 outstanding, respectively	521	509
Class B convertible common stock, $0.01 par value. Authorized 250,000,000; 55,032,694 and 55,032,694 shares issued and outstanding, respectively	550	550
Additional paid-in capital	754,613	754,773
Retained earnings (Accumulated deficit)	(202,111)	58,161
Accumulated other comprehensive loss	(41,960)	(24,695)
Treasury stock, at cost. 15,436,224 and 15,436,224 shares, respectively	(189,309)	(189,309)
Total shareholders’ equity	322,304	599,989
Total liabilities and shareholders’ equity	$1,028,896	$1,050,765
See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Income
(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Service revenue	$314,747	$298,713	$929,868	$870,591
Operating expenses:
Cost of services	205,883	185,420	605,378	537,169
Selling, general and administrative expense	54,850	59,699	167,775	185,529
Depreciation	12,318	10,553	34,941	30,423
Amortization of intangible assets	5,001	5,005	15,011	14,978
Loss (gain) on disposal of assets	180	95	2,729	(49)
Total operating expenses	278,232	260,772	825,834	768,050
Operating income	36,515	37,941	104,034	102,541
Other income, net	(4,824)	(8,407)	(17,183)	(9,907)
Financing expenses	8,929	4,627	23,032	13,925
Income before income taxes	32,410	41,721	98,185	98,523
Provision for income taxes	6,195	10,346	25,669	25,953
Net income	$26,215	$31,375	$72,516	$72,570
Net income per common share:
Basic	$0.29	$0.35	$0.79	$0.81
Diluted	$0.28	$0.34	$0.78	$0.78
Weighted-average number of common shares outstanding:
Basic	91,701,561	90,128,176	91,371,514	89,887,246
Diluted	93,337,979	93,057,417	92,975,915	93,096,587
See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income	$26,215	$31,375	$72,516	$72,570
Unrealized gain (loss) on derivative contracts, net	(569)	(4,588)	231	3,467
Retirement benefit reserves, net	(12)	9	(64)	(40)
Foreign currency translation adjustments	(5,847)	(7,563)	(17,432)	403
Comprehensive income	$19,787	$19,233	$55,251	$76,400
See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)

	Capital stock and additional paid-in capital					Retained earnings (Accumulated deficit)	Accumulated other comprehensive loss			Total shareholders’ equity
	Class A common stock		Class B convertible common stock		Additional paid-in capital			Treasury stock
	Shares	Amount	Shares	Amount				Shares	Amount
Balance as of December 31, 2025	50,899,239	$509	55,032,694	$550	$754,773	$58,161	$(24,695)	15,436,224	$(189,309)	$599,989
Issuance of common stock for settlement of equity awards	1,527,138	15	—	—	63	—	—	—	—	78
Shares withheld related to net share settlement	(475,988)	(4)	—	—	(4,413)	—	—	—	—	(4,417)
Stock-based compensation expense	—	—	—	—	5,210	—	—	—	—	5,210
Reclassification of liability-portion of awards	—	—	—	—	(6,687)	—	—	—	—	(6,687)
Distribution of dividends ($3.65 per share)	—	—	—	—	—	(332,788)	—	—	—	(332,788)
Net income	—	—	—	—	—	24,332	—	—	—	24,332
Other comprehensive loss	—	—	—	—	—	—	(10,752)	—	—	(10,752)
Balance as of March 31, 2026	51,950,389	$520	55,032,694	$550	$748,946	$(250,295)	$(35,447)	15,436,224	$(189,309)	$274,965
Issuance of common stock for settlement of equity awards	162,664	2	—	—	(2)	—	—	—	—	—
Shares withheld related to net share settlement	(30,625)	(1)	—	—	(190)	—	—	—	—	(191)
Stock-based compensation expense	—	—	—	—	3,187	—	—	—	—	3,187
Net income	—	—	—	—	—	21,969	—	—	—	21,969
Other comprehensive loss	—	—	—	—	—	—	(85)	—	—	(85)
Balance as of June 30, 2026	52,082,428	$521	55,032,694	$550	$751,941	$(228,326)	$(35,532)	15,436,224	$(189,309)	$299,845
Issuance of common stock for settlement of equity awards	51,439	1	—	—	41	—	—	—	—	42
Shares withheld related to net share settlement	(12,130)	(1)	—	—	(87)	—	—	—	—	(88)
Stock-based compensation expense	—	—	—	—	2,718	—	—	—	—	2,718
Net income	—	—	—	—	—	26,215	—	—	—	26,215
Other comprehensive loss	—	—	—	—	—	—	(6,428)	—	—	(6,428)
Balance as of September 30, 2026	52,121,737	$521	55,032,694	$550	$754,613	$(202,111)	$(41,960)	15,436,224	$(189,309)	$322,304

	Capital stock and additional paid-in capital					Retained earnings (Accumulated deficit)	Accumulated other comprehensive loss			Total shareholders’ equity
	Class A common stock		Class B convertible common stock		Additional paid-in capital			Treasury stock
	Shares	Amount	Shares	Amount				Shares	Amount
Balance as of December 31, 2024	33,215,441	$332	70,032,694	$700	$726,917	$(44,114)	$(25,389)	13,323,977	$(161,527)	$496,919
Issuance of common stock for settlement of equity awards	1,237,630	12	—	—	206	—	—	—	—	218
Shares withheld related to net share settlement	(376,750)	(3)	—	—	(5,111)	—	—	—	—	(5,114)
Repurchase of common stock	—	—	—	—	—	—	—	750,691	(10,107)	(10,107)
Stock-based compensation expense	—	—	—	—	8,749	—	—	—	—	8,749
Net income	—	—	—	—	—	21,148	—	—	—	21,148
Other comprehensive income	—	—	—	—	—	—	8,498	—	—	8,498
Balance as of March 31, 2025	34,076,321	$341	70,032,694	$700	$730,761	$(22,966)	$(16,891)	14,074,668	$(171,634)	$520,311
Issuance of common stock for settlement of equity awards	1,126,778	11	—	—	6,898	—	—	—	—	6,909
Shares withheld related to net share settlement	(53,350)	(1)	—	—	(822)	—	—	—	—	(823)
Conversion of common stock	15,000,000	150	(15,000,000)	(150)	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	—	1,361,556	(17,675)	(17,675)
Stock-based compensation expense	—	—	—	—	8,307	—	—	—	—	8,307
Net income	—	—	—	—	—	20,047	—	—	—	20,047
Other comprehensive income	—	—	—	—	—	—	7,474	—	—	7,474
Balance as of June 30, 2025	50,149,749	$501	55,032,694	$550	$745,144	$(2,919)	$(9,417)	15,436,224	$(189,309)	$544,550
Issuance of common stock for settlement of equity awards	882,953	9	—	—	1,326	—	—	—	—	1,335
Shares withheld related to net share settlement	(232,385)	(2)	—	—	(3,968)	—	—	—	—	(3,970)
Stock-based compensation expense	—	—	—	—	6,372	—	—	—	—	6,372
Net income	—	—	—	—	—	31,375	—	—	—	31,375
Other comprehensive loss	—	—	—	—	—	—	(12,142)	—	—	(12,142)
Balance as of September 30, 2025	50,800,317	$508	55,032,694	$550	$748,874	$28,456	$(21,559)	15,436,224	$(189,309)	$567,520
See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$72,516	$72,570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	34,996	30,652
Amortization of intangibles	15,011	14,978
Amortization of debt financing fees	1,567	447
Loss (gain) on disposal of assets	2,729	(49)
Provision for credit losses	446	678
Deferred taxes	(402)	(3,231)
Stock-based compensation expense	14,538	23,428
Changes in operating assets and liabilities:
Accounts receivable	(12,917)	(38,781)
Prepaid expenses and other current assets	(3,876)	6,035
Operating lease right-of-use assets	17,201	15,306
Other noncurrent assets	(1,760)	(2,798)
Accounts payable and accrued liabilities	(5,698)	(10,633)
Accrued payroll and employee-related liabilities	5,885	15,717
Operating lease liabilities	(17,782)	(13,759)
Income tax payable	(7,559)	(2,455)
Deferred revenue	4,991	(475)
Other noncurrent liabilities	205	(81)
Net cash provided by operating activities	120,091	107,549
Cash flows from investing activities:
Purchase of property and equipment	(29,362)	(43,753)
Net cash used in investing activities	(29,362)	(43,753)
Cash flows from financing activities:
Proceeds from long-term debt	500,000	—
Payments for deferred business acquisition consideration	—	(150)
Payments on long-term debt	(248,238)	(10,125)
Payments for debt financing fees	(9,914)	—
Proceeds from employee stock plans	120	8,462
Payments for taxes related to net share settlement	(5,374)	(9,907)
Payments for stock repurchases	—	(27,783)
Distribution of dividends	(332,788)	—
Net cash used in financing activities	(96,194)	(39,503)
Increase (decrease) in cash and cash equivalents	(5,465)	24,293
Effect of exchange rate changes on cash	(16,521)	(6,478)
Cash and cash equivalents at beginning of period	211,676	192,166
Cash and cash equivalents at end of period	$189,690	$209,981

See accompanying notes to unaudited condensed consolidated financial statements.

TASKUS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Description of Business and Organization
TaskUs, Inc. ("TaskUs," together with its subsidiaries, the "Company," "we," "us" or "our") was formed by investment funds affiliated with Blackstone Inc. (“Blackstone”) as a vehicle for the acquisition of TaskUs Holdings, Inc. ("TaskUs Holdings") on October 1, 2018 (the "Blackstone Acquisition"). Prior to the Blackstone Acquisition, TaskUs. had no operations and TaskUs Holdings operated as a standalone entity. TaskUs was incorporated in Delaware in July 2018, and is headquartered in New Braunfels, Texas.
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
•AI Services: Principally consists of large language model support and high-quality data labeling services, annotation, context relevance and transcription services performed for the purpose of training and tuning machine learning algorithms, enabling them to develop cutting-edge AI systems. Also included in this offering are our remote operations and field services for developers of autonomous vehicles and robotics.
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
These unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with US GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2025 included in the Annual Report. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2026 and its statements of income, comprehensive income and shareholders’ equity for the three and nine months ended September 30, 2026 and 2025, and cash flows for the nine months ended September 30, 2026 and 2025. The condensed consolidated balance sheet as of December 31, 2025, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

(b) Use of Estimates
The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the determination of useful lives and impairment of fixed assets; allowances for credit losses; the valuation of deferred tax assets; the measurement of lease liabilities and right-of-use assets; valuation of forward contracts; valuation of stock-based compensation; valuation of acquired intangible assets and goodwill, as well as related impairment assessments; determination of useful lives of intangible assets; and reserves for income tax uncertainties and other contingencies.
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
The following table presents the service revenue percentage and accounts receivable percentage for clients that represented greater than 10% of the Company’s service revenue:

Client	Service revenue percentage				Accounts receivable percentage
	Three months ended September 30,		Nine months ended September 30,		September 30, 2026	December 31, 2025
	2026	2025	2026	2025
A	17%	27%	20%	26%	Less than 10%	19%
B	14%	Less than 10%	11%	Less than 10%	18%	Less than 10%
The Company’s principal operations, including the majority of its employees and the fixed assets owned by its wholly owned subsidiaries, are located in the Philippines and India.
(e) Dividends
On February 25, 2026, the Board of Directors declared a special cash dividend of $3.65 per share of outstanding Class A and Class B common stock (the “Special Dividend”). On March 25, 2026, the Company paid, in aggregate, $131.9 million and $200.9 million to shareholders of outstanding Class A and Class B common stock, respectively. The Company records dividends to shareholders that are not a legal return of capital under Delaware General Corporation Law as a reduction of retained earnings or an increase in accumulated deficit.
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
The Company's revenues are derived from contracts with customers related to business outsourcing services that it provides. The following table presents the breakdown of the Company’s revenues by service offering:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Digital Customer Experience	$175,921	$164,209	$520,102	$489,153
Trust & Safety	63,867	75,826	206,763	224,737
AI Services	74,959	58,678	203,003	156,701
Service revenue	$314,747	$298,713	$929,868	$870,591
The majority of the Company’s revenues are derived from contracts with customers who are located in the United States. However, the Company delivers its services from geographies outside of the United States. The following table presents the breakdown of the Company’s revenues by geographical location, based on where the services are provided from:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Philippines	$154,072	$160,942	$471,095	$472,850
United States	56,444	32,310	144,760	97,924
India	41,403	38,973	119,408	111,480
Rest of World	62,828	66,488	194,605	188,337
Service revenue	$314,747	$298,713	$929,868	$870,591
Contract Balances
Accounts receivable, net of allowance for credit losses includes $115.5 million and $122.4 million of unbilled revenue as of September 30, 2026 and December 31, 2025, respectively.
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
Cash Flow Hedges
The following table presents the Company's realized losses (gains) associated with our cash flow hedges reclassified from accumulated other comprehensive loss ("AOCL") to earnings:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Cost of services	$(465)	$(1,989)	$370	$(3,055)
Selling, general and administrative expense	(15)	(349)	561	(568)
Depreciation expense	(66)	(164)	(55)	(229)
Total amount reclassified from AOCL	$(546)	$(2,502)	$876	$(3,852)

The following table presents the Company's settled forward contracts designated as cash flow hedges:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Notional amount of settled forward contracts in Philippine pesos	$48,867	$47,066	$151,756	$139,843
Notional amount of settled forward contracts in Indian rupees	16,826	14,474	50,217	38,575
Notional amount of settled forward contracts in Mexican pesos	4,812	4,392	14,506	12,990
Notional amount of settled forward contracts in Colombian pesos	13,490	11,832	38,707	32,677
Notional amount of settled forward contracts in euros	7,339	—	22,284	—
Total notional amount of settled forward contracts designated as cash flow hedges	$91,334	$77,764	$277,470	$224,085
The following table presents the Company's outstanding forward contracts designated as cash flow hedges:

(in thousands)	September 30, 2026	December 31, 2025
Notional amount of outstanding forward contracts in Philippine pesos	$160,805	$168,959
Notional amount of outstanding forward contracts in Indian rupees	54,841	56,806
Notional amount of outstanding forward contracts in Mexican pesos	16,297	16,065
Notional amount of outstanding forward contracts in Colombian pesos	38,348	41,961
Notional amount of outstanding forward contracts in euros	26,272	20,641
Total notional amount of outstanding forward contracts designated as cash flow hedges	$296,563	$304,432
All cash flow hedges were determined to be highly effective, with no component of any gain or loss excluded from the assessment of hedge effectiveness, for the periods presented. Net unrealized losses on cash flow hedges for the three and nine months ended September 30, 2026 were $0.2 million and $0.6 million, respectively. As of September 30, 2026, the net accumulated loss on foreign currency cash flow hedges expected to be reclassified from AOCL into earnings within the next 12 months was $1.5 million. See Note 13, “Accumulated Other Comprehensive Loss” for additional information regarding changes in accumulated other comprehensive loss.
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

For financial statement presentation purposes, the Company does not offset assets and liabilities under master netting arrangements. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value:

	September 30, 2026
	Fair value measurements using			Total Gross Fair Value	Effect of Master Netting Arrangements	Net Amounts
(in thousands)	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets
Money market funds	$68,778	$—	$—	$68,778	$—	$68,778
Derivatives designated as hedging instruments:
Forward contracts receivable	$—	$3,960	$—	$3,960	$(1,659)	$2,301
Liabilities
Derivatives designated as hedging instruments:
Forward contracts payable	$—	$5,417	$—	$5,417	$(1,659)	$3,758

	December 31, 2025
	Fair value measurements using			Total Gross Fair Value	Effect of Master Netting Arrangements	Net Amounts
(in thousands)	Level 1 inputs	Level 2 inputs	Level 3 inputs
Assets
Money market funds	$121,293	$—	$—	$121,293	$—	$121,293
Derivatives designated as hedging instruments:
Forward contracts receivable	$—	$2,317	$—	$2,317	$(2,097)	$220
Liabilities
Derivatives designated as hedging instruments:
Forward contracts payable	$—	$4,075	$—	$4,075	$(2,097)	$1,978
5. Property and Equipment, net
The components of property and equipment, net as of September 30, 2026 and December 31, 2025, were as follows:

(in thousands)	September 30, 2026	December 31, 2025
Leasehold improvements	$106,200	$106,515
Technology and computers	138,034	127,227
Furniture and fixtures	14,163	13,224
Construction in process	3,984	9,681
Other property and equipment	30,452	24,443
Property and equipment, gross	292,833	281,090
Accumulated depreciation	(207,215)	(185,664)
Property and equipment, net	$85,618	$95,426
The table below presents the Company’s total property and equipment by geographic location as of September 30, 2026 and December 31, 2025:

(in thousands)	September 30, 2026	December 31, 2025
Philippines	$32,768	$34,205
United States	6,655	6,620
India	23,351	24,549
Colombia	12,572	18,667
Rest of World	10,272	11,385
Property and equipment, net	$85,618	$95,426

6. Goodwill and Intangibles
The changes in the carrying amount of goodwill during the period were as follows:

(in thousands)
Balance as of December 31, 2025	$219,533
Foreign currency translation	(805)
Balance as of September 30, 2026	$218,728
Intangible assets consisted of the following as of September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
(in thousands)	Intangibles, Gross	Accumulated Amortization	Intangibles, Net	Intangibles, Gross	Accumulated Amortization	Intangibles, Net
Customer relationships	$252,207	$(133,512)	$118,695	$252,607	$(120,765)	$131,842
Trade names	41,900	(22,347)	19,553	41,900	(20,252)	21,648
Other intangibles	—	—	—	105	(105)	—
Total	$294,107	$(155,859)	$138,248	$294,612	$(141,122)	$153,490
7. Long-Term Debt
The balances of current and noncurrent portions of debt consisted of the following as of September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
(in thousands)	Current	Noncurrent	Total	Current	Noncurrent	Total
Term Loan	$25,000	$468,750	$493,750	$21,938	$220,050	$241,988
Less: Debt financing fees	(1,713)	(5,853)	(7,566)	(379)	(252)	(631)
Total	$23,287	$462,897	$486,184	$21,559	$219,798	$241,357
2026 Credit Agreement
On March 11, 2026, the Company entered into a credit agreement (the “2026 Credit Agreement”) with both new and existing lenders which amended and restated the 2022 Credit Agreement (described below). The 2026 Credit Agreement includes a $500.0 million term loan (the “2026 Term Loan Facility”) and a $100.0 million revolving credit facility (the “2026 Revolving Credit Facility” and, together with the 2026 Term Loan Facility, the “2026 Credit Facilities”). The proceeds of the 2026 Term Loan Facility, and cash on the Company's balance sheet, were used to repay all borrowings under the 2022 Credit facilities, pay related fees and expenses and fund a $332.8 million special cash dividend (the “Refinancing”). The Refinancing was accounted for as a debt modification for existing lenders, new debt for new lenders and an extinguishment for exiting lenders. Debt financing fees associated with the Refinancing, including amounts allocated from the 2022 Credit facilities, were $8.6 million associated with the 2026 Term Loan Facility and $2.0 million associated with the undrawn 2026 Revolving Credit Facility. The Refinancing resulted in $0.7 million of third-party costs, recorded in selling, general and administrative expense, and $0.2 million of loss on extinguishment, recorded in financing expenses, on the condensed consolidated statements of income for the nine months ended September 30, 2026.
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
The 2026 Revolving Credit Facility provides the Company with access to a $15.0 million letter of credit facility and a $15.0 million swing line facility, each of which, to the extent used, reduces borrowing availability under the 2026 Revolving Credit Facility. The 2026 Revolving Credit Facility terminates on March 11, 2031. As of September 30, 2026, we had no balance outstanding and $100.0 million of borrowing available under the 2026 Revolving Credit Facility.

Borrowings under the 2026 Credit Agreement, with the exception of swing line borrowings, bear interest, at our option, either at (i) an adjusted Term Secured Overnight Financing Rate (“Term SOFR”) plus a margin of 2.75% per annum, subject to a Term SOFR floor of 0.00% or (ii) an alternate base rate plus a margin of 1.75% per annum, subject to an alternative base rate floor of 1.00%. Any borrowings under the swing line facility will be subject to the base rate. The 2026 Revolving Credit Facility also requires a commitment fee of 0.40% per annum of undrawn commitments to be paid quarterly in arrears. The Company has elected to pay interest on borrowings under the 2026 Term Loan Facility based on Term SOFR. The interest rate in effect for the 2026 Term Loan Facility as of September 30, 2026 was 6.825% per annum. Due to its variable interest rates based on Term SOFR, the carrying amount of the debt under the 2026 Credit Agreement approximates fair value based on Level 2 inputs.
The 2026 Credit Agreement contains a financial covenant requiring compliance with a maximum consolidated total net leverage ratio and certain other covenants, including, among other things, covenants restricting the incurrence of indebtedness, the incurrence of liens, investments (including acquisitions), dispositions, prepayments of payment, subordinated indebtedness and distributions. The Company was in compliance with all debt covenants as of September 30, 2026. Substantially all assets of the Company's direct wholly owned subsidiary TU MidCo, Inc., its wholly owned subsidiary TU BidCo, Inc. and its material wholly owned domestic subsidiaries are pledged as collateral under the 2026 Credit Agreement, subject to certain customary exceptions.
2022 Credit Agreement
Prior to the Refinancing, the Company’s 2022 Credit Agreement consisted of an original term loan facility of $270.0 million and a $190.0 million revolving credit facility. Upon execution of the 2026 Credit Agreement, all outstanding balances under the 2022 Credit Agreement were repaid in full and all commitments thereunder were terminated in full.
8. Leases
The following table presents operating lease costs recorded to cost of services:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Operating lease costs - Cost of services	$9,969	$6,547	$23,597	$18,433
Operating lease costs recorded to selling, general and administrative expenses were immaterial.
The following table presents the weighted average remaining lease term and weighted average discount rate for the Company's operating leases as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Weighted average remaining lease term	2.9 years	3.3 years
Weighted average discount rate	7.3%	7.0%
The following table presents supplemental cash flow information related to the Company's operating leases:

	Nine months ended September 30,
(in thousands)	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$20,613	$17,067
ROU assets obtained in exchange for operating lease liabilities	20,461	23,958

The future lease payments on the Company's operating lease liabilities as of September 30, 2026 were as follows:

(in thousands)
2026-remainder of year	$5,939
2027	23,152
2028	17,894
2029	11,253
2030	2,940
Thereafter	857
Total lease payments	62,035
Less: imputed interest	(6,163)
Total lease liabilities	$55,872

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

On July 7, 2026, a lawsuit captioned Tommy Gardner vs. Ledger SAS, Ledger Technologies, Inc., Shopify, Inc., TaskUs, Inc., TaskUs USA, LLC, TaskUs Holdings, Inc., No. 2026-45412, was filed in the District Court for Harris County, Texas. The complaint alleges the named defendants failed to exercise reasonable care in securing and safeguarding consumer information in connection with a data breach impacting Ledger SAS cryptocurrency hardware wallets, resulting in the unauthorized public release and subsequent misuse of personally identifiable information. The plaintiff seeks equitable and monetary relief and alleges damages in excess of $3,000,000. The Company was served on or about July 16, 2026. In September 2026, the Company filed a motion seeking a stay of the responsive pleading deadline until such time as all defendants are served. That motion is currently pending. The Company is unable to predict, with a reasonable degree of certainty, the likely outcome of this litigation.
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

10. Stock-Based Compensation
As required by the 2019 TaskUs, Inc. Stock Incentive Plan and TaskUs, Inc. 2021 Omnibus Incentive Plan (collectively, the "Incentive Plans"), the Company made proportionate adjustments to the terms of outstanding awards in conjunction with the special cash dividend of $3.65 per share (the "Equity Adjustment"). The Company determined that the Equity Adjustment was a modification of the outstanding awards in conjunction with an equity restructuring, in accordance with Accounting Standards Codification Topic 718, Compensation - Stock Compensation. The awards were adjusted as follows:
•Each vested, in-the-money stock option will receive a payment of $3.65, resulting in $1.2 million stock-based compensation expense recognized primarily in selling, general and administrative expense on the condensed consolidated statements of income for the nine months ended September 30, 2026.
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
The following table summarizes the stock option, RSU and PSU activity for the nine months ended September 30, 2026:

	Options		RSUs		PSUs
	Number of options	Weighted - average exercise price(1)	Number of RSUs	Weighted - average grant date fair value(2)	Number of PSUs	Weighted - average grant date fair value(2)(3)
Outstanding at January 1, 2026	3,599,988	$22.19	3,570,679	$13.96	636,198	$12.51
Granted	—	$—	2,269,625	$9.70	418,441	$9.91
Exercised or released	(31,030)	$3.86	(1,635,297)	$15.02	(74,914)	$13.33
Forfeited, cancelled, or expired	(450,451)	$23.53	(697,151)	$11.85	(117,363)	$13.28
Outstanding at September 30, 2026	3,118,507	$18.40	3,507,856	$11.14	862,362	$11.66
(1) Outstanding at September 30, 2026 includes the exercise price reduction for out-of-the-money stock options.
(2) Includes the liability-classified portion of the award as the fair value did not change.
(3) Excludes award tranches for which there is no grant date or grant date fair value.
The PSUs granted during the nine months ended September 30, 2026 vest contingently over three years subject to continued service and the achievement of certain Revenue and Adjusted EBITDA targets (performance conditions). The performance targets for the second and third tranches of these awards shall be determined by the Compensation Committee of the Board of Directors during the first fiscal quarter of each year. As a result, there is no grant date or grant date fair value for these tranches since there is not a mutual understanding between the grantor and grantee of the key terms and conditions.
The following table summarizes the components of stock-based compensation expense recognized for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Cost of services	$185	$261	$702	$713
Selling, general and administrative expense	4,015	6,111	13,836	22,715
Total	$4,200	$6,372	$14,538	$23,428
As of September 30, 2026, there was $18.7 million and $0.5 million of unrecognized compensation expense related to the Company’s unvested RSUs and PSUs, respectively, that is expected to be recognized over a weighted-average period of 1.5 years and 0.5 years, respectively. Certain PSUs contain performance conditions, which may result in a different amount of expense recognized over the term of the awards.

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
The Company recorded provision for income taxes of $6.2 million and $10.3 million in the three months ended September 30, 2026 and 2025, respectively. The effective tax rate was 19.1% and 24.8% for the three months ended September 30, 2026 and 2025, respectively.
The Company recorded provision for income taxes of $25.7 million and $26.0 million in the nine months ended September 30, 2026 and 2025, respectively. The effective tax rate was 26.1% and 26.3% for the nine months ended September 30, 2026 and 2025, respectively. The difference between the effective tax rate and the 21% federal statutory rate in the nine months ended September 30, 2026 was primarily due to an increase in uncertain tax positions and nondeductible compensation of officers, partially offset by Foreign-Derived Intangible Income ("FDII"). The difference between the effective tax rate and the 21% federal statutory rate in the nine months ended September 30, 2025 was primarily due to state taxes, Global Intangible Low-Taxed Income inclusion and nondeductible compensation of officers partially offset by FDII.
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
The following table summarizes the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share data)	2026	2025	2026	2025
Numerator:
Net income	$26,215	$31,375	$72,516	$72,570
Denominator:
Weighted-average common shares outstanding – basic	91,701,561	90,128,176	91,371,514	89,887,246
Effect of dilutive securities	1,636,418	2,929,241	1,604,401	3,209,341
Weighted-average common shares outstanding – diluted	93,337,979	93,057,417	92,975,915	93,096,587
Net income per common share:
Basic	$0.29	$0.35	$0.79	$0.81
Diluted	$0.28	$0.34	$0.78	$0.78
The Company excluded 3,035,848 and 3,785,739 potential common stock equivalents from the computation of diluted EPS for the three and nine months ended September 30, 2026, respectively, and 3,118,173 and 3,156,602 potential common stock equivalents from the computation of diluted EPS for the three and nine months ended September 30, 2025, respectively, because the effect would have been anti-dilutive. There were 862,362 and 511,753 potential common stock equivalents outstanding as of September 30, 2026 and 2025, respectively, with market or performance conditions which were not met at the relevant date, that were excluded from the calculation of diluted EPS.

13. Accumulated Other Comprehensive Loss
The following tables summarize the changes in accumulated balances of other comprehensive income (loss) for the three and nine months ended September 30, 2026:

(in thousands)	Foreign Currency Translation Adjustments	Retirement Benefit Reserves	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of June 30, 2026	$(35,757)	$773	$(548)	$(35,532)
Other comprehensive loss before reclassifications	(5,847)	(14)	(196)	(6,057)
Income tax effects	—	2	46	48
Amounts reclassified from accumulated other comprehensive loss	—	—	(546)	(546)
Income tax effects	—	—	127	127
Other comprehensive loss	(5,847)	(12)	(569)	(6,428)
Balance as of September 30, 2026	$(41,604)	$761	$(1,117)	$(41,960)

(in thousands)	Foreign Currency Translation Adjustments	Retirement Benefit Reserves	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of December 31, 2025	$(24,172)	$825	$(1,348)	$(24,695)
Other comprehensive loss before reclassifications	(17,432)	(63)	(575)	(18,070)
Income tax effects	—	(1)	134	133
Amounts reclassified from accumulated other comprehensive loss	—	—	876	876
Income tax effects	—	—	(204)	(204)
Other comprehensive income (loss)	(17,432)	(64)	231	(17,265)
Balance as of September 30, 2026	$(41,604)	$761	$(1,117)	$(41,960)
The following tables summarize the changes in accumulated balances of other comprehensive income (loss) for the three and nine months ended September 30, 2025:

(in thousands)	Foreign Currency Translation Adjustments	Retirement Benefit Reserves	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of June 30, 2025	$(13,693)	$(446)	$4,722	$(9,417)
Other comprehensive income (loss) before reclassifications	(7,563)	20	(3,309)	(10,852)
Income tax effects	—	(11)	698	687
Amounts reclassified from accumulated other comprehensive loss	—	—	(2,502)	(2,502)
Income tax effects	—	—	525	525
Other comprehensive income (loss)	(7,563)	9	(4,588)	(12,142)
Balance as of September 30, 2025	$(21,256)	$(437)	$134	$(21,559)

(in thousands)	Foreign Currency Translation Adjustments	Retirement Benefit Reserves	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of December 31, 2024	$(21,659)	$(397)	$(3,333)	$(25,389)
Other comprehensive income (loss) before reclassifications	403	(34)	8,239	8,608
Income tax effects	—	(6)	(1,729)	(1,735)
Amounts reclassified from accumulated other comprehensive loss	—	—	(3,852)	(3,852)
Income tax effects	—	—	809	809
Other comprehensive income (loss)	403	(40)	3,467	3,830
Balance as of September 30, 2025	$(21,256)	$(437)	$134	$(21,559)

14. Segment Information
Our chief executive officer is our chief operating decision maker, who allocates resources to, and assesses the performance of, each operating segment using information based on factors including client demand and capacity and consolidated net income. Therefore, the Company has determined that it operates in a single operating and reportable segment.
The following table presents the significant expenses for the Company’s single segment:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Operating expenses:
Personnel costs (Cost of services)(1)	$168,739	$155,376	$498,379	$452,076
Operating costs (Selling, general, and administrative expense)(2)	50,828	50,746	152,421	148,004
Stock-based compensation expense(3)	4,207	6,513	14,917	24,159
Non-operating costs (Selling, general, and administrative expense)(4)	—	2,710	1,146	14,101
Other (Cost of services)(5)	36,959	29,774	106,290	84,358
Depreciation	12,318	10,553	34,941	30,423
Amortization of intangible assets	5,001	5,005	15,011	14,978
Loss (gain) on disposal of assets	180	95	2,729	(49)
Total operating expenses	$278,232	$260,772	$825,834	$768,050
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
15. Related Party
Refinancing
In connection with the Refinancing, the Company entered into an agreement to pay Blackstone Securities Partners L.P., an affiliate of Blackstone, a fee of $1.0 million, as compensation for the provision of certain financial intermediary and advisory services, which was paid in full as of September 30, 2026. In addition to the fee, the Company agreed to certain indemnification undertakings in connection with these services.

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
This Quarterly Report includes certain historical consolidated financial and other data for TaskUs, Inc. ("we," "us," "our" or the "Company"). The following discussion provides a narrative of our results of operations and financial condition for the three and nine months ended September 30, 2026 and 2025.
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
As required by the 2019 TaskUs, Inc. Stock Incentive Plan and TaskUs, Inc. 2021 Omnibus Incentive Plan, we made proportionate adjustments to the terms of outstanding awards in conjunction with the Special Dividend (the "Equity Adjustment"). The Equity Adjustment resulted in $1.2 million stock-based compensation expense, recognized primarily in selling, general and administrative expense on the condensed consolidated statements of income for the nine months ended September 30, 2026, and a reclassification of $6.7 million from additional paid-in capital to accrued payroll and employee-related liabilities.
See Note 7, "Long-Term Debt" and Note 10, "Stock-Based Compensation" in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional information.

Recent Financial Highlights
For the three months ended September 30, 2026, we recorded service revenue of $314.7 million, a 5.4% increase from $298.7 million for the three months ended September 30, 2025. For the nine months ended September 30, 2026, we recorded service revenue of $929.9 million, a 6.8% increase from $870.6 million for the nine months ended September 30, 2025.
Net income for the three months ended September 30, 2026 decreased to $26.2 million from $31.4 million for the three months ended September 30, 2025. This decrease is due primarily to higher cost of services and financing expenses, as well as a reduction in foreign currency gains, partially offset by higher revenue and lower selling, general and administrative expense. Adjusted Net Income for the three months ended September 30, 2026 decreased 19.8% to $31.3 million from $39.0 million for the three months ended September 30, 2025. Adjusted EBITDA for the three months ended September 30, 2026 decreased 6.8% to $59.1 million from $63.5 million for the three months ended September 30, 2025. Adjusted Net Income and Adjusted EBITDA are non-GAAP financial measures. For definitions and reconciliations to net income, the most directly comparable measure in accordance with GAAP, see "Non-GAAP Financial Measures."
Net income for the nine months ended September 30, 2026 decreased to $72.5 million from $72.6 million for the nine months ended September 30, 2025. This decrease is due primarily to higher cost of services, financing expenses and depreciation, mostly offset by higher revenue and lower selling, general and administrative expense, as well as an increase in foreign currency gains. Adjusted Net Income for the nine months ended September 30, 2026 decreased 17.4% to $94.7 million from $114.6 million for the nine months ended September 30, 2025. Adjusted EBITDA for the nine months ended September 30, 2026 decreased 6.6% to $175.3 million from $187.7 million for the nine months ended September 30, 2025.
Our operating results in any period are not necessarily indicative of the results that may be expected for any future period.
Results of Operations
Comparison of the Three Months Ended September 30, 2026 and 2025
The following tables set forth certain historical consolidated financial information for the three months ended September 30, 2026 and 2025:

	Three months ended September 30,		Period over Period Change
(in thousands, except %)	2026	2025	($)	(%)
Service revenue	$314,747	$298,713	$16,034	5.4%
Operating expenses:
Cost of services	205,883	185,420	20,463	11.0%
Selling, general and administrative expense	54,850	59,699	(4,849)	(8.1)%
Depreciation	12,318	10,553	1,765	16.7%
Amortization of intangible assets	5,001	5,005	(4)	(0.1)%
Loss on disposal of assets	180	95	85	89.5%
Total operating expenses	278,232	260,772	17,460	6.7%
Operating income	36,515	37,941	(1,426)	(3.8)%
Other income, net	(4,824)	(8,407)	3,583	(42.6)%
Financing expenses	8,929	4,627	4,302	93.0%
Income before income taxes	32,410	41,721	(9,311)	(22.3)%
Provision for income taxes	6,195	10,346	(4,151)	(40.1)%
Net income	$26,215	$31,375	$(5,160)	(16.4)%
Service revenue
Service revenue by service offering
The following table presents the breakdown of our service revenue by service offering for each period:

	Three months ended September 30,		Period over Period Change
(in thousands, except %)	2026	2025	($)	(%)
Digital Customer Experience	$175,921	$164,209	$11,712	7.1%
Trust & Safety	63,867	75,826	(11,959)	(15.8)%
AI Services	74,959	58,678	16,281	27.7%
Service revenue	$314,747	$298,713	$16,034	5.4%

Digital Customer Experience was primarily driven by an increase from existing clients, mainly in Mobility, Logistics & Travel, Technology, Retail & eCommerce and Entertainment & Gaming, partially offset by a decrease Financial Services. The remaining increase was primarily driven by new clients, mainly in Technology.
Trust & Safety was primarily driven by a decrease from existing clients, mainly in Social Media, partially offset by an increase in Technology.
AI Services was primarily driven by an increase from existing clients, mainly in Mobility, Logistics & Travel, partially offset by a decrease in Social Media. The remaining increase was primarily driven by new clients, mainly in Technology and Mobility, Logistics & Travel.
Service revenue by delivery geography
We deliver our services from multiple locations around the world; however, the majority of our service revenues are derived from contracts that require payment in United States dollars, regardless of whether the clients are located in the United States.
The following table presents the breakdown of our service revenue by geographical location, based on where the services are provided, for each period:

	Three months ended September 30,		Period over Period Change
(in thousands, except %)	2026	2025	($)	(%)
Philippines	$154,072	$160,942	$(6,870)	(4.3)%
United States	56,444	32,310	24,134	74.7%
India	41,403	38,973	2,430	6.2%
Rest of World	62,828	66,488	(3,660)	(5.5)%
Service revenue	$314,747	$298,713	$16,034	5.4%
Philippines: AI Services contributed 6.5% of the total decrease primarily driven by clients in Social Media, partially offset by clients in Mobility, Logistics & Travel. Trust & Safety contributed 4.0% of the total decrease primarily driven by clients in Social Media, partially offset by clients in Technology. These decreases were partially offset by a 6.2% increase contributed by Digital Customer Experience primarily driven by clients in Mobility, Logistics & Travel, Technology, Financial Services and Retail & eCommerce.
United States: AI Services contributed 80.5% of the total increase primarily driven by clients in Mobility, Logistics & Travel, partially offset by clients in Social Media. Trust & Safety contributed 1.3% of the total increase. The increase was partially offset by a 7.1% decrease contributed by Digital Customer Experience, primarily driven by clients in Mobility, Logistics & Travel.
India: Digital Customer Experience contributed 13.3% of the total increase primarily driven by clients in Mobility, Logistics & Travel and Technology, partially offset by clients in Healthcare and Financial Services. These increases were partially offset by a 4.5% decrease contributed by AI Services primarily driven by clients in Social Media, and by a 2.6% decrease contributed by Trust & Safety primarily driven by clients in Technology.
Rest of World: Trust & Safety contributed 7.3% of the total decrease primarily driven by clients in Social Media. Digital Customer Experience contributed 1.7% of the total decrease primarily driven by clients in Financial Services and Mobility, Logistics & Travel, partially offset by clients in Technology and Entertainment & Gaming. These decreases were partially offset by a 3.5% increase contributed by AI services primarily driven by clients in Mobility, Logistics & Travel. Decrease in the Rest of World was driven by Latin America, partially offset by growth in Egypt.
Operating expenses
Cost of services
The increase was primarily driven by higher personnel costs of $13.3 million associated with increased headcount and the operating shift to higher cost geographies. The remaining increase included costs associated with our expansion into field services for developers of autonomous vehicles, facilities rent and related fees and software.
Selling, general and administrative expense
The decrease was primarily driven by lower personnel costs of $2.8 million, due to a $2.1 million reduction in stock-based compensation expense, as well as lower transaction costs of $1.8 million and lower operational efficiency costs of $0.9 million.

Depreciation
The increase was primarily driven by site expansions and the acquisition of technology hardware to support increased headcount.
Other income, net
Changes are driven by our exposure to foreign currency exchange risk resulting from our operations in foreign geographies. See Part I, Item 3., "Quantitative and Qualitative Disclosures About Market Risk" in this Quarterly Report for additional information on how foreign currency impacts our financial results.
Financing expenses
The increase was primarily driven by a higher outstanding principal balance and interest rate following the Refinancing.
Provision for income taxes
The effective tax rate for the three months ended September 30, 2026 and 2025 was 19.1% and 24.8%, respectively. The decrease was due to removal of Base Erosion and Anti-Abuse Tax during the three months ended September 30, 2026, as well as return to accrual adjustments, partially offset by an increase in uncertain tax positions.
Comparison of the Nine Months Ended September 30, 2026 and 2025
The following tables set forth certain historical consolidated financial information for the nine months ended September 30, 2026 and 2025:

	Nine months ended September 30,		Period over Period Change
(in thousands, except %)	2026	2025	($)	(%)
Service revenue	$929,868	$870,591	$59,277	6.8%
Operating expenses:
Cost of services	605,378	537,169	68,209	12.7%
Selling, general and administrative expense	167,775	185,529	(17,754)	(9.6)%
Depreciation	34,941	30,423	4,518	14.9%
Amortization of intangible assets	15,011	14,978	33	0.2%
Loss (gain) on disposal of assets	2,729	(49)	2,778	NM
Total operating expenses	825,834	768,050	57,784	7.5%
Operating income	104,034	102,541	1,493	1.5%
Other income, net	(17,183)	(9,907)	(7,276)	73.4%
Financing expenses	23,032	13,925	9,107	65.4%
Income before income taxes	98,185	98,523	(338)	(0.3)%
Provision for income taxes	25,669	25,953	(284)	(1.1)%
Net income	$72,516	$72,570	$(54)	(0.1)%
NM = not meaningful
Service revenue
Service revenue by service offering
The following table presents the breakdown of our service revenue by service offering for each period:

	Nine months ended September 30,		Period over Period Change
(in thousands, except %)	2026	2025	($)	(%)
Digital Customer Experience	$520,102	$489,153	$30,949	6.3%
Trust & Safety	206,763	224,737	(17,974)	(8.0)%
AI Services	203,003	156,701	46,302	29.5%
Service revenue	$929,868	$870,591	$59,277	6.8%

Digital Customer Experience was primarily driven by an increase from existing clients, mainly in Mobility, Logistics & Travel, Entertainment & Gaming, Retail & eCommerce and Technology, partially offset by a decrease in Financial Services. The remaining increase was primarily driven by new clients, mainly in Technology.
Trust & Safety was primarily driven by a decrease from existing clients, mainly in Social Media and Retail & eCommerce, partially offset by an increase in Technology and Financial Services. The decrease was partially offset by new clients, mainly in Financial Services.
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
The following table presents the breakdown of our service revenue by geographical location, based on where the services are provided, for each period:

	Nine months ended September 30,		Period over Period Change
(in thousands, except %)	2026	2025	($)	(%)
Philippines	$471,095	$472,850	$(1,755)	(0.4)%
United States	144,760	97,924	46,836	47.8%
India	119,408	111,480	7,928	7.1%
Rest of World	194,605	188,337	6,268	3.3%
Service revenue	$929,868	$870,591	$59,277	6.8%
Philippines: AI Services contributed 3.8% of the total decrease primarily driven by clients in Social Media, partially offset by clients in Mobility, Logistics & Travel, and a 2.1% decrease contributed by Trust & Safety primarily driven by clients in Social Media, Financial Services and Retail & eCommerce, partially offset by clients in Technology. These decreases were partially offset by a 5.5% increase contributed by Digital Customer Experience primarily driven by clients in Mobility, Logistics & Travel, Technology, Financial Services and Retail & eCommerce.
United States: AI Services contributed 62.5% of the total increase primarily driven by clients in Mobility, Logistics & Travel. The increase was partially offset by a 12.4% decrease contributed by Digital Customer Experience, primarily driven by clients in Mobility, Logistics & Travel, Healthcare and Financial Services, and by a 2.3% decrease contributed by Trust & Safety primarily driven by clients in Social Media, partially offset by clients in Financial Services.
India: Digital Customer Experience contributed 19.2% of the total increase primarily driven by clients in Mobility, Logistics & Travel, Technology and Retail & eCommerce, partially offset by clients in Financial Services. These increases were partially offset by a 6.8% decrease contributed by Trust & Safety primarily driven by clients in Social Media, Technology and Retail & eCommerce, and by a 5.3% decrease contributed by AI Services primarily driven by clients in Mobility, Logistics & Travel and Social Media.
Rest of World: AI Services contributed 4.1% of the total increase primarily driven by clients in Mobility, Logistics & Travel. Trust & Safety contributed 0.5% of the total increase primarily driven by clients in Financial Services, partially offset by clients in Social Media, Mobility, Logistics & Travel and Entertainment & Gaming. These increases were partially offset by a 1.3% decrease contributed by Digital Customer Experience primarily driven by clients in Financial Services and Mobility, Logistics & Travel, partially offset by clients in Entertainment & Gaming, Technology, Healthcare and Retail & eCommerce. Growth in the Rest of World was led by Egypt and Latin America.
Operating expenses
Cost of services
The increase was primarily driven by higher personnel costs of $46.3 million associated with increased headcount and the operating shift to higher cost geographies. The remaining increase included facilities costs associated with site expansion and enhanced security measures, our expansion into field services for developers of autonomous vehicles, and realized gains on cash flow hedges of $3.1 million in the prior year period.

Selling, general and administrative expense
The decrease was primarily driven by lower transaction costs of $10.8 million, personnel costs of $8.4 million, due to a $8.9 million reduction in stock-based compensation expense, and lower operational efficiency costs of $2.1 million, partially offset by increased software costs.
Depreciation
The increase was primarily driven by site expansions and the acquisition of technology hardware to support increased headcount.
Loss (gain) on disposal of assets
The change was associated with optimizing our footprint in 2026, resulting in exiting certain sites in Latin America.
Other income, net
Changes are driven by our exposure to foreign currency exchange risk resulting from our operations in foreign geographies. See Part I, Item 3., "Quantitative and Qualitative Disclosures About Market Risk" in this Quarterly Report for additional information on how foreign currency impacts our financial results.
Financing expenses
The increase was primarily driven by a higher outstanding principal balance and interest rate following the Refinancing. Additionally, financing expenses included a $0.2 million loss on debt extinguishment related to the write-off of unamortized debt issuance costs.
Provision for income taxes
The effective tax rate for the nine months ended September 30, 2026 and 2025 was 26.1% and 26.3%, respectively. The decrease was due to foreign rate differential and nondeductible officers compensation, mostly offset by an increase in uncertain tax positions.
Revenue by Top Clients
The table below sets forth the percentage of our total service revenue derived from our largest clients for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Client A	17%	27%	20%	26%
Client B	14%	Less than 10%	11%	Less than 10%
Top ten clients	63%	60%	63%	58%
Top twenty clients	75%	71%	74%	71%
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
The following table reconciles net income, the most directly comparable GAAP measure, to Adjusted Net Income for the three months ended September 30, 2026 and 2025:

	Three months ended September 30,		Period over Period Change
(in thousands, except %)	2026	2025	($)	(%)
Net income	$26,215	$31,375	$(5,160)	(16.4)%
Amortization of intangible assets	5,001	5,005	(4)	(0.1)%
Transaction costs(1)	—	1,829	(1,829)	NM
Operational efficiency costs(2)	—	881	(881)	NM
Foreign currency gains(3)	(3,553)	(6,678)	3,125	(46.8)%
Loss on disposal of assets	180	95	85	89.5%
Severance costs(4)	670	362	308	85.1%
Stock-based compensation expense(5)	4,207	6,513	(2,306)	(35.4)%
Tax impacts of adjustments(6)	(1,445)	(392)	(1,053)	268.6%
Adjusted Net Income	$31,275	$38,990	$(7,715)	(19.8)%
Net Income Margin(7)	8.3%	10.5%
Adjusted Net Income Margin(7)	9.9%	13.1%
NM = not meaningful
(1) Represents non-recurring professional fees related to the take-private transaction.
(2) Represents professional service fees related to certain efforts to enhance efficiency of client delivery and operations support.
(3) Represents realized and unrealized foreign currency effect of remeasurement of U.S. dollar-denominated accounts to foreign currency.
(4) Represents severance payments as a result of certain cost optimization measures we undertook during the period to restructure support roles.
(5) Represents stock-based compensation expense, as well as associated payroll tax.
(6) Represents tax impacts of adjustments to net income which resulted in a tax benefit during the period, including stock-based compensation expense, transaction costs, operational efficiency costs and severance. After these adjustments, we applied a non-GAAP effective tax rate of 20.5% and 20.9% for the three months ended September 30, 2026 and 2025, respectively, to non-GAAP income before income taxes.
(7) Net Income Margin represents net income divided by service revenue and Adjusted Net Income Margin represents Adjusted Net Income divided by service revenue.

The following table reconciles net income, the most directly comparable GAAP measure, to Adjusted Net Income for the nine months ended September 30, 2026 and 2025:

	Nine months ended September 30,		Period over Period Change
(in thousands, except %)	2026	2025	($)	(%)
Net income	$72,516	$72,570	$(54)	(0.1)%
Amortization of intangible assets	15,011	14,978	33	0.2%
Transaction costs(1)	1,146	11,993	(10,847)	(90.4)%
Operational efficiency costs(2)	—	2,108	(2,108)	NM
Foreign currency gains(3)	(13,010)	(5,229)	(7,781)	148.8%
Loss (gain) on disposal of assets	2,729	(49)	2,778	NM
Severance costs(4)	1,685	1,197	488	40.8%
Stock-based compensation expense(5)	14,917	24,159	(9,242)	(38.3)%
Tax impacts of adjustments(6)	(334)	(7,102)	6,768	(95.3)%
Adjusted Net Income	$94,660	$114,625	$(19,965)	(17.4)%
Net Income Margin(7)	7.8%	8.3%
Adjusted Net Income Margin(7)	10.2%	13.2%
NM = not meaningful
(1) Represents non-recurring professional fees related to the Refinancing and Special Dividend in 2026 and take-private transaction in 2025.
(2) Represents professional service fees related to certain efforts to enhance efficiency of client delivery and operations support.
(3) Represents realized and unrealized foreign currency effect of remeasurement of U.S. dollar-denominated accounts to foreign currency.
(4) Represents severance payments as a result of certain cost optimization measures we undertook during the period to restructure support roles.
(5) Represents stock-based compensation expense, as well as associated payroll tax.
(6) Represents tax impacts of adjustments to net income which resulted in a tax benefit during the period, including stock-based compensation expense, transaction costs, operational efficiency costs and severance. After these adjustments, we applied a non-GAAP effective tax rate of 22.4% and 24.0% for the nine months ended September 30, 2026 and 2025, respectively, to non-GAAP income before income taxes.
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
The following table reconciles GAAP diluted EPS, the most directly comparable GAAP measure, to Adjusted EPS for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
GAAP diluted EPS	$0.28	$0.34	$0.78	$0.78
Per share adjustments to net income(1)	0.06	0.08	0.24	0.45
Adjusted EPS	$0.34	$0.42	$1.02	$1.23

Weighted-average common shares outstanding – diluted	93,337,979	93,057,417	92,975,915	93,096,587
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
The following table reconciles net income, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the three months ended September 30, 2026 and 2025:

	Three months ended September 30,		Period over Period Change
(in thousands, except %)	2026	2025	($)	(%)
Net income	$26,215	$31,375	$(5,160)	(16.4)%
Provision for income taxes	6,195	10,346	(4,151)	(40.1)%
Financing expenses	8,929	4,627	4,302	93.0%
Depreciation	12,318	10,553	1,765	16.7%
Amortization of intangible assets	5,001	5,005	(4)	(0.1)%
EBITDA	$58,658	$61,906	$(3,248)	(5.2)%
Transaction costs(1)	—	1,829	(1,829)	NM
Operational efficiency costs(2)	—	881	(881)	NM
Foreign currency gains(3)	(3,553)	(6,678)	3,125	(46.8)%
Loss on disposal of assets	180	95	85	89.5%
Severance costs(4)	670	362	308	85.1%
Stock-based compensation expense(5)	4,207	6,513	(2,306)	(35.4)%
Interest income(6)	(1,053)	(1,456)	403	(27.7)%
Adjusted EBITDA	$59,109	$63,452	$(4,343)	(6.8)%
Net Income Margin(7)	8.3%	10.5%
Adjusted EBITDA Margin(7)	18.8%	21.2%
NM = not meaningful
(1) Represents non-recurring professional fees related to the take-private transaction.
(2) Represents professional service fees related to certain efforts to enhance efficiency of client delivery and operations support.
(3) Represents realized and unrealized foreign currency effect of remeasurement of U.S. dollar-denominated accounts to foreign currency.
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

The following table reconciles net income, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the nine months ended September 30, 2026 and 2025:

	Nine months ended September 30,		Period over Period Change
(in thousands, except %)	2026	2025	($)	(%)
Net income	$72,516	$72,570	$(54)	(0.1)%
Provision for income taxes	25,669	25,953	(284)	(1.1)%
Financing expenses	23,032	13,925	9,107	65.4%
Depreciation	34,941	30,423	4,518	14.9%
Amortization of intangible assets	15,011	14,978	33	0.2%
EBITDA	$171,169	$157,849	$13,320	8.4%
Transaction costs(1)	1,146	11,993	(10,847)	(90.4)%
Operational efficiency costs(2)	—	2,108	(2,108)	NM
Foreign currency gains(3)	(13,010)	(5,229)	(7,781)	148.8%
Loss (gain) on disposal of assets	2,729	(49)	2,778	NM
Severance costs(4)	1,685	1,197	488	40.8%
Stock-based compensation expense(5)	14,917	24,159	(9,242)	(38.3)%
Interest income(6)	(3,298)	(4,352)	1,054	(24.2)%
Adjusted EBITDA	$175,338	$187,676	$(12,338)	(6.6)%
Net Income Margin(7)	7.8%	8.3%
Adjusted EBITDA Margin(7)	18.9%	21.6%
NM = not meaningful
(1) Represents non-recurring professional fees related to the Refinancing and Special Dividend in 2026 and take-private transaction in 2025.
(2) Represents professional service fees related to certain efforts to enhance efficiency of client delivery and operations support.
(3) Represents realized and unrealized foreign currency effect of remeasurement of U.S. dollar-denominated accounts to foreign currency.
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
The following table reconciles net cash provided by operating activities, the most directly comparable GAAP measure, to Free Cash Flow for the nine months ended September 30, 2026 and 2025:

	Nine months ended September 30,
	2026	2025
Net cash provided by operating activities	$120,091	$107,549
Purchase of property and equipment	(29,362)	(43,753)
Free Cash Flow	$90,729	$63,796
Conversion of Adjusted EBITDA to Free Cash Flow(1)	51.7%	34.0%
(1) Conversion of Adjusted EBITDA to Free Cash Flow represents Free Cash Flow divided by Adjusted EBITDA.
Liquidity and Capital Resources
As of September 30, 2026, our principal sources of liquidity were cash and cash equivalents totaling $189.7 million, which were held for working capital purposes, as well as the borrowing availability under the 2026 Revolving Credit Facility of $100.0 million.

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
As of September 30, 2026, our total indebtedness, net of debt financing fees was $486.2 million. The interest rate in effect for the 2026 Term Loan Facility as of September 30, 2026 was 6.825% per annum. We were in compliance with all covenants under the 2026 Credit Agreement as of September 30, 2026. See Note 7, "Long-Term Debt" in the Notes to Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our debt.
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
Cash Flows
The following table presents a summary of our consolidated cash flows from operating, investing and financing activities for the periods indicated:

	Nine months ended September 30,
(in thousands)	2026	2025
Net cash provided by operating activities	$120,091	$107,549
Net cash used in investing activities	(29,362)	(43,753)
Net cash used in financing activities	(96,194)	(39,503)
Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2026 was $120.1 million compared to net cash provided by operating activities of $107.5 million for the nine months ended September 30, 2025. Net cash provided by operating activities for the nine months ended September 30, 2026 reflects net income of $72.5 million and the add back for non-cash charges totaling $68.9 million, partially offset by changes in operating assets and liabilities of $21.3 million. Non-cash charges primarily consisted of $35.0 million of depreciation, $14.5 million in stock-based compensation expense and $15.0 million of amortization related to intangibles. Net cash provided by operating activities for the nine months ended September 30, 2025 reflects net income of $72.6 million and the add back for non-cash charges totaling $66.9 million, partially offset by changes in operating assets and liabilities of $31.9 million. Non-cash charges primarily consisted of $30.7 million of depreciation, $23.4 million in stock-based compensation expense and $15.0 million of amortization related to intangibles.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2026 was $29.4 million compared to net cash used in investing activities of $43.8 million for the nine months ended September 30, 2025. Purchase of property and equipment decreased primarily due to lower site build-out costs, partially offset by an increase in security infrastructure improvements.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2026 was $96.2 million compared to net cash used by financing activities of $39.5 million for the nine months ended September 30, 2025. The increase was due primarily to the $332.8 million distribution of dividends and payments on long-term debt and debt financing fees, partially offset by $500.0 million in proceeds from long-term debt and lower payments for stock repurchases.
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
Foreign Currency Risk
Our exposure to market risk arises principally from exchange rate risk. Although substantially all of our revenues are denominated in U.S. dollars, a substantial portion of our expenses were incurred and paid in the Philippine peso, Indian rupee, Mexican peso, Colombian peso and euro, in the nine months ended September 30, 2026 and 2025. We also incur expenses in U.S. dollars, and currencies of the other countries in which we have operations. The exchange rates among the Philippine peso, Indian rupee, Mexican peso, Colombian peso, euro and the U.S. dollar have changed substantially in recent years and may fluctuate substantially in the future.
The following table presents a summary of foreign currency exchange rates and changes for the periods indicated:

	Philippine Peso	Indian Rupee	Mexican Peso	Colombian Peso	Euro
Average exchange rate against the U.S. dollar
Nine months ended September 30, 2026	60.60	93.87	17.41	3,506.21	0.86
Nine months ended September 30, 2025	57.10	86.50	19.52	4,129.25	0.90
Depreciation (appreciation)	6.1%	8.5%	(10.8)%	(15.1)%	(4.4)%
Based on our level of operations during the nine months ended September 30, 2026, and excluding any forward contract arrangements that we had in place during that period, a 10% appreciation (depreciation) of each foreign currency against the U.S. dollar would have increased (decreased) our expenses incurred and paid in that foreign currency as follows:

(in thousands)	Philippine Peso	Indian Rupee	Mexican Peso	Colombian Peso	Euro
10% appreciation	$32,651	$10,487	$3,556	$10,013	$5,790
10% depreciation	$(26,714)	$(8,580)	$(2,910)	$(8,193)	$(4,737)
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
Interest Rate Risk
Our exposure to market risk is influenced by the changes in interest rates paid on any outstanding balance on our borrowings, mainly under our 2026 Credit Facilities. All of our borrowings outstanding under the 2026 Credit Facilities as of September 30, 2026 accrue interest at Term SOFR plus 2.75%. As of September 30, 2026 our total principal balance outstanding was $493.8 million and the interest rate in effect was 6.825% per annum. Based on the outstanding balances and interest rates under the 2026 Credit Facilities as of September 30, 2026, a hypothetical 10% increase or decrease in Term SOFR would cause an increase or decrease in interest expense of approximately $2.0 million over the next 12 months.

Credit Risk
As of September 30, 2026, we had accounts receivable, net of allowance for credit losses, of $266.4 million, of which $176.9 million was owed by ten of our clients. Collectively, these clients represented approximately 66% of our gross accounts receivable as of September 30, 2026.
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
The Company's management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2026. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, the design and operation of the Company's disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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

3.2	Certificate of Change of Registered Agent and Registered Office of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K filed on March 8, 2024).

3.3	Third Amended and Restated Bylaws of TaskUs, Inc., dated as of March 2, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 7, 2023).

10.1*†	Retention Bonus and Repayment Agreement, dated as of August 28, 2026, by and between TaskUs Holdings, Inc. and Stephan Daoust.

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document– the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

TASKUS, INC.
(Registrant)

Date:	November 5, 2026	By:	/s/ Bryce Maddock
Bryce Maddock
Chief Executive Officer
(Principal Executive Officer)
(Authorized Signatory)

Date:	November 5, 2026	By:	/s/ Rishabh Khemka
Rishabh Khemka
Chief Financial Officer
(Principal Financial Officer)